Form 10QSB
period 1996-04-30
PENN OCTANE CORP
filed 1996-06-13
CIK 893813

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1996

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

    Commission File No. 0-24394

Penn Octane Corporation
(Exact name of registrant as specified in charter)

                             Delaware   52-1790357

    (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

900 Veterans Blvd., Suite 510, Redwood City, CA       94063
                (Address of principal executive offices)   (Zip Code)

(415) 368-1501
(Registrant's telephone number, including area code)






    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes   X    No____

    As of April 30, 1996, 5,185,000 shares of the Registrant's common stock were outstanding.


______________________________________________________________________________

Penn Octane Corporation


INDEX


PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

    Balance Sheet as of April 30, 1996 3

    Statements of Operations for the three and nine months ended
    April 30, 1996 and 1995  4

    Statements of Cash Flows for the three and nine months ended
    April 30, 1996 and 1995  5

    Notes to Financial Statements 6-8

Item 2.  Management's Discussion and Analysis or Plan
    of Operation   9-11


PART II. OTHER INFORMATION:

Item 1.   Legal Proceedings  12

    Item 2.   Changes in Securities    12

    Item 3.   Defaults Upon Senior Securities    12

Item 4.   Submission of Matters to a Vote of Security Holders   12

Item 5.   Other Information  12

Item 6.   Exhibits and Reports on Form 8-K  12-13


Penn Octane Corporation
PART I - ITEM 1
BALANCE SHEET
(Unaudited)

                             ASSETS              April 30, 1996

Cash                                        $         418,875
Trade accounts receivable                             219,768
Amount due from settlement of lawsuit            400,000
Interest receivable                              26,346
Inventories                                      562,404
Prepaid expenses                                 16,878
Other current assets                             190,592

    Total current assets                         1,834,863

Property, plant and equipment
 (net of accumulated depreciation of
 $718,764)                                  3,501,095
Lease rights (net of accumulated amortization
of $288,510)                                               865,530
Other noncurrent assets                     407,043

    Total assets                                 6,608,531


    LIABILITIES & STOCKHOLDERS' EQUITY

Short-term borrowing                                  672,552
Current maturities of long-term debt                 115,086
Construction accounts payable                          822,460
Suppliers payable                                     403,483
Trade accounts payable                                535,844
Advances from related parties                            5,606
Accrued liabilities                                    520,628

    Total current liabilities                           3,075,659

Long-term debt                                        1,060,044

Stockholders' equity
Preferred stock-$.01 par value, 5,000,000 shares authorized;
    270,000 convertible shares issued and outstanding at
    April 30, 1996
    2,70
0
Common stock-$.01 par value, 25,000,000 shares authorized;
    5,185,000 shares issued and outstanding at April 30, 1996        51,850
Additional paid-in capital
5,836
,766
Accumulated deficit                                                  (    3,418,
488)

         Total stockholders' equity
2,472
,828

         Total liabilities and stockholders' equity                  $    6,608,
531



See Notes to Financial Statements

Penn Octane Corporation

STATEMENTS OF OPERATIONS
(Unaudited)


                        Three Months Ended       Nine Months Ended
                        April 30,      April 30,   April 30   April 30,
                        1996        1995          1996          1995

Revenues              $7,831,986  $5,222,291  $20,105,493 $11,294,465

Cost of goods sold     7,456,119   4,420,63   19,049,025   9,515,251
    Gross profit             375,867      801,661    1,056,468  1,779,214

Selling, general and
 administrative expenses     595,936    887,178    1,317,010    2,885,524
    Operating loss         (220,069)  (85,517)        (260,542) (1,106,310)

Other income (expense)
Interest income (Net)  (66,159)   (288,694)     (184,021)  (774,093)
Gain on sale of option  10,886          -            10,886     1,222,212
Award from Litigation    400,000         -           400,000         -

Net profit (loss)
 before taxes          124,658      (374,211)      (33,677)     (658,191)
Provision for income
 taxes                  11,542         15,400         19,392    29,100

Net profit (loss)       $113,116       $(389,611)     $(53,069)      $(687,291)

Profit (loss) per
common share           $   .02         $(0.08)         $(.01)        $(0.16)

Weighted average common
shares outstanding      5,141,333     4,654,494       5,110,547      4,182,721




See Notes to Financial Statements

Penn Octane Corporation

STATEMENTS OF CASH FLOWS
(Unaudited)

                             Three Months Ended   Nine Months Ended
                                April 30,  April 30,   April 30,  April 30,
                                  1996        1995           1996        1995

INCREASE (DECREASE) IN CASH
Cash flows from
 operating activities:
Net loss                     $113, 116    $(389,611)  $(53,069) $(687,291)
Adjustments to reconcile
 net loss to net cash
provided by (used in)
 operating activities:
Depreciation and
 Amortization                194,838       152,615      536,658     400,406
Gain on investment       0             0                0     (1,222,212)
    Other                           0             (699)           0         (45)

Changes in current assets
 and liabilities:
Trade accounts receivable    (123,577)  140,157       (219,768)      (1,548,887)
Interest receivable             109         0          382            0
Note receivable              (400,000)     0          (300,000)        0
NPEG note                      589,114    (54,263)        779,957      245,737
Inventories                  (94,448)    (11,205)     (189,109)
(267,180)
Prepaids and other
 current assets              (110,905)     8,586      (58,338)
62,686
Construction and accounts
 payable                     (276,314)  (142,708)     (332,684)      (304,360)
Advances from and to
 related party (net)         (15,011)    (4,439)      (62,371)
(109,380)
Accrued liabilities              46,745     52,260         (2,561)
43,935
Net cash provided by
 (used in) operating
 activities                  (76,333)  (249,307)      99,097    (3,386,591)

Cash flows from investing
 activities:
 Capital expenditures        (373,263)   (53,457)      (444,096)      (81,524)
Advances to affiliated
 companies                     -             -          -         600,000
Other                              -           (8,752)         7,259
(13,436)
Net cash provided by
 (used in)investing
 activities                  (373,263)   (62,209)     (436,837)      505,040

Cash flows from financing
 activities:
Short-term borrowing            -          93,319     (160,000)
1,317,360
Long-term debt borrowing       996,804     (2,186)     992,962           (6,340)
Issuance of common stock         -            15,000      -
1,416,316
Increase (decrease) in
 bank overdraft              (136,075)   205,383      (133,133)      154,215
Net cash provided by
 financing activities        860,729     311,516   699,829        2,881,551

Net increase (decrease)
 in cash                     411,133        -           362,089           -

Cash at beginning
of period                         7,742         -           56,786        -

Cash at end of period      $418,875             -     $418,875       $    -




See Notes to Financial Statements



Penn Octane Corporation

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The balance sheet as of April 30, 1996, the statements
 of operations, and statements of cash flows for the
 three and nine months ended April 30, 1996 and 1995
 have been prepared by Penn Octane Corporation (the "Company")
 without audit.   In the opinion of management, the
 financial statements include all adjustments
 (which include only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1996 and the results of operations and cash flows for the three and nine month

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1995, and Forms 10-QSB for the quarters ended October 31, 1995 and January 31, 1996.


2.  Earnings (Loss) per Common Share

Earnings (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants and shares issuable upon conversion of preferred stock have not been included in the calculation as their effect would be anti-dilutive.


3.  Commitments and Contingencies

On August 24, 1994 the Company filed an Original
 Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville, a Texas state banking association ("IBC-Brownsville") seeking: (1) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's collateral consisting of significantly all of the Company's business and assets; (2) declaratory relief with respect to the credit facility; and (3) an award for damages and attorney

In response to the Company's request for injunctive relief, IBC-Brownsville filed a motion on August 29, 1994 to compel arbitration and to stay the proceedings. On September 12, 1994, a State District Court in Cameron County, Texas signed an order compelling the Company and IBC-Brownsville to resolve all of the Company's claims against IBC-Brownsville in arbitration.
  The arbitration was conducted through the American Arbitration Association, Commercial
 Arbitration No. B 70 148 0133 94 A.  The arbitration
August 2, 1995. On October 10, 1995, the Company received notification of the following Award of Arbitrators:

Penn Octane Corporation

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


IBC-Brownsville shall pay to the Company the sum of (a) $3,246,754 and (b) attorneys' fees of $568,000 on the Company's claims for Breach of Contract plus post-award interest at an interest rate of 9.75% compounded annually; and

The Company shall pay to IBC-Brownsville the sum of
 (a) $804,016 and (b) attorneys' fees of $200,000
 on IBC-Brownsville's counterclaim against the
 Company for Breach of Contract plus post-award interest at an interest rate of 9.75% compounded annually. All other relief sought by IBC-Brownsville in its counterclaims was denied.

On February 28, 1996, after denying
 IBC-Brownsville's motion to vacate the
 arbitration award, the following judgment was ordered:

International Energy Development Corporation n/k/a Penn Octane Corporation shall have a judgment against International Bank of
 Commerce-Brownsville in the sum of
 $2,810,737, plus post-award interest at
 a rate of 9.75% compounded annually to
 begin running 10 days after the date this award was signed by the requisite number of arbitrators (September 21, 1995) to the entry of this Judgment and thereafter at the statutory rate (10%).

Upon the entry of this Judgment International
 Bank of Commerce-Brownsville shall release all collateral transferred to it by International
 Energy Development Corporation n/k/a Penn Octane Corporation.

The Court further orders that International
 Energy Development Corporation n/k/a
 Penn Octane Corporation shall have and
 recover from International Bank of
 Commerce-Brownsville attorneys' fees
 in the sum of $100,000 for services
 rendered in pursuing the entry of Judgment in this case, together with interest at the statutory rate from date of entry of this Judgment until paid and conditionally
 $7,500 for any appeal to the Court of
 Appeals and $5,000 for any appeal to the Texas Supreme Court and $2,500 in the event
Writ is granted by the Supreme Court.

On June 3, 1996, IBC-Brownsville filed an appeal but the Company continues to believe that the judgment is final, binding, collectible and will resolve the litigation with IBC-Brownsville.
  The financial statements do not include
 any adjustments reflecting the gain contingency
 (the Award), net of attorneys' fees, or the offset.
  Short-term borrowing of $672,552 reflects the principal amount of the offset. The Award will be accounted for when it is actually realized and the offset will be accounted for at such time as IBC-Brownsville has exhausted all appeals.


Penn Octane Corporation

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.  Option to Acquire National Power Exchange Group, Inc.

On April 5, 1996, the Company received payment of
 $600,000 and settled and discharged the
 Settlement Agreement and Mutual General Release
 ("Settlement Agreement") with National Power
 Exchange Group, Inc. (NPEG). The Company had previously made a provision to reduce the amount due under the Settlement Agreement. The net amount due recorded as a result of the settlement agreement was $589,114 at January 31, 1996.


Penn Octane Corporation

PART I - ITEM 2

Management's Discussion and Analysis or Plan of Operation

Result of Operations

Revenue for the three months ended April 30, 1996 was $7,831,986 as compared to $5,222,291 for the three months ended April 30, 1995, an increase of 50%. The increase for the quarter ended April 30, 1996, was due to (1) the increased number of trucks the Company's primary customer had available for product pickup at the Company's terminal, (2) the Company's sale of propane to customers in the U.S. Rio Grande valley and (3) colder weather this year.

For the nine months ended April 30, 1996 as compared to the same period in 1995, revenue grew to $20,105,493 from $11,294,465, an increase of 78%.  This growth was due to
 (1) the increased number of trucks available,
 (2) the colder weather and (3) the primary customer's recognition of the cost and quality advantages of LPG delivered by the Company. Finally, a portion of the growth was due to propane sales of $428,078 for the quarter to U.S. customers in the Rio Grande Valley.

Cost of goods sold for the three months
 ended April 30, 1996 was $7,456,119 as
 compared to $4,420,630 in the same quarter during the prior year, an increase of 69%.
  For the nine month period ended April 30, 1996, cost of goods sold increased 100%, from $9,515,251 in 1995 to $19,049,025 in
 1996. In addition to the increase in cost of goods sold due to increased sales volumes, during the prior year's comparable periods, cost of goods sold included only the cost of purchased LPG. All other costs associated the cost of purchased LPG, the company has included all expenses of pipeline and terminal operations in cost of goods sold.

Gross profit for the three months ended April 30, 1996 was $375,867 as compared to $801,661 for the three months ended April 30, 1995. For the nine months ended April 30, 1996, as compared to the same period in 1995, gross profit declined to $1,056,468 from $1,779,214.
  The decline was due primarily to the Company's inclusion of all expenses of pipeline and terminal operations in cost of goods sold this fiscal year as described above.

Selling, general and administrative (SG&A) expenses for the three months ended April
 30, 1996, were $725,936 as compared to
 $887,178 for the same quarter in the prior year, a decrease of 18%. This decrease was due primarily to the removal of all expenses of pipeline and terminal operations from SG&A and their inclusion in cost of goods sold.
  For the nine months ended April 30, 1996, SG&A expenses were $1,447,010 as compared to $2,885,524, a decline of 50%. Prior year expenses were significantly higher due to the inclusion of all expenses of pipeline and terminal operations in cost of goods this fiscal year s described above. Selling,general and administrative (SG&A) expenses for the three months ended April 30, 1996 were $725,936 as compared to $887,178 for the same quarter in the prior year, a decrease of 18%.This decrease was due primarily to the removal of all expenses of pipeline and terminal operations from (SG&A) and their inclusion in cost of goods sold. For the nine months ended April 30, 1996, (SG&A) expenses were $1,447,010 as compared to $2,885,524, a decline of 50%. Prior year expenses were significantly higher due to the inclusion ofall expenses of pipeline and terminal operations in (SG&A), the Company's startup of operations, the dispute with the bank, the resulting travel expenses and legal fees associated with the lawsuits brought by and against the Company and the cost of obtaining factoring for the Company's receivables.

Penn Octane Corporation

Result of Operations - Continued

Interest expense was $66,159 and $288,694 for the three months ended April 30, 1996, and April 30, 1995, respectively. For the nine months ended April 30, 1996 and 1995, interest expense was $184,021 and
 $774,093, respectively.  The decrease
 was due primarily to the elimination of
 the need to factor the Company's receivables due to the restructured sales arrangement the Company negotiated with its primary customer.

On October 30, 1994, the Company signed an agreement to sell its option to purchase
 National Power Exchange Group (NPEG) for a promissory note of $2,000,000 to be received over various periods no later than January 1, 1996. A gain of $1,222,212 was recorded during the quarter ended
 October 31, 1994, which reflected the
 settlement agreement discounted by the
 Company's incremental borrowing rate less the funds advanced to NPEG during the fiscal year ended July 31, 1994. NPEG made a payment of $300,000 during the quarter ended January 31, 1995 and a payment of $200,000 during the quarter ended October 31, 1995.
 . In July 1995, due to uncertainties related to the timing of the financing of NPEG's power project, the Company made a provision to reduce the amount due under the settlement agreement.
 At October 31, 1995, the net amount due was $589,114.
  On April 5, 1996, NPEG made a final payment of $600,000. In accordance with the settlement agreement with two of the contractors, most of these funds were used to reduce construction amounts payable.

In December 1995, the Company began selling propane to distributors in the U.S. Rio Grande
 Valley. These sales are made on either a prepaid basis or under letters of credit posted for the Company's benefit and have been at higher gross margins than sales to the Company's primary customer. In order to expand in this U.S. market, on February 15, 1996, the Company executed a Letter of Intent regarding the possible acquisition of one of these distributors.
  The Letter of Intent does not constitute a binding obligation on either party. Each party has the right to commence due dilligence and subject thereto, the parties will then enter into negotiations regarding
 a definitive agreement.  Should the
 definitive agreement not be executed
 by July 15, 1996, either party may
 terminate the Letter of Intent.

On February 22, 1996, the Company entered into a contract to purchase fourteen LPG trailers for cash totaling $295,000.
 These trailers are approved for the
 transport of LPG over U.S. roadways
 and are used to transport LPG from the
 Company's terminal to both Mexican and
 U.S. distributors.



Penn Octane Corporation

Liquidity and Capital Resources

As of April 30, 1996, the Company had cash balances of $418,875. The Company's primary uses of cash during the three months ended
 April 30, 1996, were the payment of
 operating expenses, purchase of the LPG
 trailers and payments to contractors.
 In December 1995, the Company secured
 a bank credit facility secured by its
 receivables. A portion of this facility is used for a standby letter of credit posted with a propane supplier to enable the Company to purchase propane for sale to U.S. customers. The balance of the credit facility is used for working capital. On
March 1, 1996, the Company entered into
adn agreement with a related party to borrow
 $500,000 in the form of subordinate debt with warrants to purchase 50,000 shares of the common stock of the Company at $5.00 per share. This debt is secured by a lien against the Company's terminal assets, excluding inventory. This loan is interest only with principal due in full on September
 1, 1997, (under certain conditions, principal repayment may occur sooner than September 1, 1997).
  On April 30, 1996, the Company borrowed an additional $500,000 under substantially similar terms and conditions.Management believes the remaing proceeds are sufficient to fund proposed acquisition of the propane distributor should a definitive purchase agreement be reached.

On April 18, 1996, the Company reached agreement to accept $400,000 to settle a lawsuit it filed as plaintiff in October 1995. The proceeds were received on May 28, 1996, and were used to pay outstanding legal fees of $315,000.

  Due to the new sales arrangement with and increasing sales order volumes from its primary customer, the addition of several new customers, the elimination of its need to factor, the new bank credit facility, receipt of the proceeds from the subordinate loan and the settlement of the lawsuit described above, the Company believes it will have cash flow adequate to meet its obligations.

Company operations have increased significantly since the new sales arrangement with its primary customer commenced in June 1995. Selling, general and administrative expenses, and financing costs have been significantly reduced and, as discussed in Note 3 to the Financial Statements, the Company has obtained a judgment against the bank in the amount of $2,810,738 plus interest accrued from October 2, 1995 plus an additional $100,000 awarded for legal fees. At April 30, 1996, the judgment including accrued interest and legal fees approximates
$3,02,000 less contingent fees.

While the Company has yet to collect on the judgment, the judgment ordered IBC-Brownsville to offset the monies owed by the Company and release all collateral transferred to it by the Company. This offset consists of the entire amount of short-term borrowing included in the Company's balance sheet plus accrued interest. The Company continues to pursue its legal remedies to force IBC-Brownsville to fully comply with the judgment.
  Management continues to implement plans
 to expand sales to its primary customer
and to increase its customer base.




Penn Octane Corporation


Part II  Other Information

Item 1.  Legal Proceedings

See Note 3 to the Financial Statements.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

The following Exhibits and Form 8-K are incorporated herein by reference:

a.  Exhibits

1.1 Restated Certificate of Incorporation of the Registrant dated as of February 1, 1995.

1.2 Lease dated as of May 10, 1993 between
 Nine-C Corporation and J.B. Richter,
 Capital Resources and J.B. Richter, an
 individual as amended with respect to the Company's executive offices.

1.3 Employment Agreement between the Registrant and Jerome B. Richter dated as of July 12, 1993.

1.4 Lease dated as of September 13, 1993 between
 Seadrift Pipeline Corporation and Registrant with respect to the Registrant's pipeline rights.

1.5 Lease dated as of October 20, 1993 between
 Brownsville Navigation District of Cameron
 County, Texas and Registrant with respect to the Registrant's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement.

Penn Octane Corporation

Item 6.  Exhibits and Reports on Form 8-K - Continued

1.6 Employment Agreement between the Registrant and Mark D. Casaday dated as of October 22, 1993.

1.7 Security Agreement between International
 Bank of Commerce and Registrant dated as of July 1, 1994.

1.8 Employment Agreement between the Registrant and Jorge V. Duran dated as of August 29, 1994, including related amendment to the Agreement dated as of November 13, 1994.

1.9 Factoring and Security Agreement between
 Allstate Financial Corporation and Registrant dated as of October 24, 1994 including related amendment to the Agreement dated as of December 2, 1994.

2.0 Propane Sale Agreement between Exxon
 Company, U.S.A. and Penn Octane Corporation dated as of December 28, 1994.

b.  Reports on Form 8-K

    On March 6, 1996, the Registrant filed a Form
 8-K Current Report regarding the naming of a new chairman and the addition of five new directors, incorporated by reference.


Penn Octane Corporation



          SIGNATURES


    Pursuant to the requirements of the Securities
 Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Penn Octane Corporation




June 12, 1996      By:  /s/ Thomas A. Serleth
                             Thomas A. Serleth
                        Executive Vice President and
                        Chief Financial Officer