Form 10-Q/A
period 1996-04-30
PENN OCTANE CORP
filed 1996-08-09
CIK 893813

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


Penn Octane Corporation
PART I - ITEM 1
BALANCE SHEET
(Unaudited)

    ASSETS    April 30, 1996

Cash                                        $    418,875
Trade accounts receivable                   219,768
Amount due from settlement of lawsuit       400,000
Interest receivable                         26,346
Inventories                                 562,404
Prepaid expenses                            16,878
Other current assets                        190,592

    Total current assets                    1,834,863

Property, plant and equipment
 (net of accumulated depreciation of $718,764)                  3,501,095
Lease rights (net of accumulated amortization of $288,510)      865,530
Other noncurrent assets                                         407,043

    Total assets                                                $    6,608,531


    LIABILITIES & STOCKHOLDERS' EQUITY

Short-term borrowing                                                 672,552
Current maturities of long-term debt                            115,086
Construction accounts payable                                        822,460
Suppliers payable                                               403,483
Trade accounts payable                                          535,844
Advances from related parties                                        5,606
Accrued liabilities                                                  520,628

    Total current liabilities                                        3,075,659

Long-term debt                                                  1,060,044

Stockholders' equity
Preferred stock-$.01 par value, 5,000,000 shares authorized;
    270,000 convertible shares issued and outstanding at
    April 30, 1996                                                        2,700
Common stock-$.01 par value, 25,000,000 shares authorized;
    5,185,000 shares issued and outstanding at April 30, 1996        51,850
Additional paid-in capital                                      5,836,766
Accumulated deficit                                        (    3,418,488)

         Total stockholders' equity                                       2,472,
828

         Total liabilities and stockholders' equity                  $    6,608,
531



See Notes to Financial Statements

Penn Octane Corporation

STATEMENTS OF OPERATIONS
(Unaudited)


                                       Three Months Ended            Nine
Months Ended
                                  April 30, April 30, April 30, April 30,
                                       1996      1995      1996      1995

Revenues                     $    7,831,986 $    5,222,291 $    20,105,493
$   11,
294,465

Cost of goods sold                7,456,119      4,420,630      19,049,025
    9,51
5,251
    Gross profit                       375,867        801,661        1,056,468
    1,779,214

Selling, general and
 administrative expenses                    595,936        887,178        1,317,
010      2,885,524
    Operating loss                     (    220,069)  (    85,517)   (    260,54
2)  (    1,106,310)

Other income (expense)
    Interest income (Net)              (    66,159)   (    288,694)  (    184,02
1)  (    774,093)
    Gain on sale of option                  10,886              -
10,8
86       1,222,212
    Award from Litigation                   400,000             -
400,0
00       -

    Net profit (loss) before taxes          124,658   (    374,211)  (    33,677
)   (    658,191)
Provision for income taxes             11,542         15,400         19,392
    29,100

    Net profit (loss)                  $    113,116   $(   389,611)  $(   53,069
)   $(   687,291)

    Profit (loss) per common share     $    .02       $(   0.08)      $(  .01)
    $(   0.16)

    Weighted average common
    shares outstanding                 5,141,333      4,654,494      5,110,547

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
1995

INCREASE (DECREASE) IN CASH
Cash flows from
 operating activities:
Net loss                     $    113,116   $(   389,611)       $(   53,069)
$(
    687,291)
Adjustments to reconcile
 net loss to net cash
    provided by (used in)
 operating activities:
    Depreciation and
 Amortization                194,838        152,615        536,658        400,40
6
    Gain on investment            0                   0                   0
(   1,222,212)
    Other                                0            (    699)           0
         (    45)

Changes in current assets
 and liabilities:
    Trade accounts receivable     (    123,577)         140,157      (    219,76
8)  (    1,548,887)
    Interest receivable           109            0              382
0
    Note receivable               (    400,000)       0         (    300,000)
              0
    NPEG note                     589,114        (    54,263)        779,957
         245,737
    Inventories                   (    94,448)   (    11,205)   (    189,109)
    (    267,180)
    Prepaids and other
 current assets              (    110,905)       8,586     (    58,338)
62,686
    Construction and accounts
 payable                     (    276,314)  (    142,708)  (    332,684)
(3
04,360)
    Advances from and to
 related party (net)         (    15,011)        (    4,439)    (    62,371)
    (109,380)
    Accrued liabilities           46,745              52,260         (    2,561)
              43,935
    Net cash provided by
 (used in)    operating
 activities                  (    76,333)   (    249,307)            99,097
(
3,386,591)

Cash flows from investing
 activities:
    Capital expenditures     (    373,263)       (    53,457)   (    444,096)
(   81,524)
    Advances to affiliated
 companies                             -                   -
- - - -
         600,000
    Other                                   -         (    8,752)         7,259
    (    13,436)
    Net cash provided by
 (used in)investing
 activities                  (    373,263)       (    62,209)   (    436,837)
         505,040

Cash flows from financing
 activities:
    Short-term borrowing               -              93,319    (    160,000)
    1,317,360
    Long-term debt borrowing      996,804        (    2,186)         992,962
    (    6,340)
    Issuance of common stock           -              15,000              -

    1,416,316
    Increase (decrease) in
 bank overdraft              (    136,075)            205,383   (    133,133)
         154,215
    Net cash provided by
 financing activities        860,729            311,516         699,829
2,8
81,551

    Net increase (decrease)
 in cash                     411,133             -              362,089

- - - -

Cash at beginning of period       7,742               -              56,786
         -

Cash at end of period        $    418,875             -         $    418,875
    $    -




See Notes to Financial Statements



Penn Octane Corporation

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The balance sheet as of April 30, 1996, the statements
 of operations, and statements of cash flows for the
 three and nine months ended April 30, 1996 and 1995
 have been prepared by Penn Octane Corporation (the "Company")
 without audit.   In the opinion of management, the
 financial statements include all adjustments
 (which include only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1996 and the results of operations and cash flows for the three and nine months ended April 30, 1996 and 1995.

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


3.  Commitments and Contingencies

On August 24, 1994 the Company filed an Original
 Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville, a Texas state banking association ("IBC-Brownsville") seeking: (1) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's collateral consisting of significantly all of the Company's business and assets; (2) declaratory relief with respect to the credit facility; and (3) an award for damages and attorney's fees.

In response to the Company's request for injunctive relief, IBC-Brownsville filed a motion on August 29, 1994 to compel arbitration and to stay the proceedings. On September 12, 1994, a State District Court in Cameron County, Texas signed an order compelling the Company and IBC-Brownsville to resolve all of the Company's claims against IBC-Brownsville in arbitration.
  The arbitration was conducted through the American Arbitration Association, Commercial
 Arbitration No. B 70 148 0133 94 A. The arbitration hearing, held before a panel of three neutral arbitrators, commenced on July 19, 1995, and concluded on
 August 2, 1995. On October 10, 1995, the Company received notification of the following Award of Arbitrators:

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

Cost of goods sold for the three months
 ended April 30, 1996 was $7,456,119 as
 compared to $4,420,630 in the same quarter during the prior year, an increase of 69%.
  For the nine month period ended April 30, 1996, cost of goods sold increased 100%, from $9,515,251 in 1995 to $19,049,025 in
 1996. In addition to the increase in cost of goods sold due to increased sales volumes, during the prior year's comparable periods, cost of goods sold included only the cost of purchased LPG. All other costs associated with propane sales were charged to selling, general, and administrative expenses. In fiscal
 1996, in addition to the
 cost of purchased LPG, the company has
 included all expenses of pipeline and terminal operations in cost of goods sold.

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

Selling, general and administrative (SG&A) expenses for the three months ended April
 30, 1996, were $725,936 as compared to
 $887,178 for the same quarter in the prior year, a decrease of 18%. This decrease was due primarily to the removal of all expenses of pipeline and terminal operations from SG&A and their inclusion in cost of goods sold.
  For the nine months ended April 30, 1996, SG&A expenses were $1,447,010 as compared to $2,885,524, a decline of 50%. Prior year expenses were significantly higher due to the inclusion of all expenses of pipeline and terminal operations in (SG&A), the Company's startup of operations, the dispute with the bank, the resulting travel expenses and legal fees associated with the lawsuits brought by and against the Company and the cost of obtaining factoring for the Company's receivables.

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

In December 1995, the Company began selling propane to distributors in the U.S. Rio Grande
 Valley. These sales are made on either a prepaid basis or under letters of credit posted for the Company's benefit and have been at higher gross margins than sales to the Company's primary customer. In order to expand in this U.S. market, on February 15, 1996, the Company executed a Letter of Intent regarding the possible acquisition of one of these distributors.
  The Letter of Intent does not constitute a binding obligation on either party. Each party has the right to commence due diligence and subject thereto, the parties will then enter into negotiations regarding
 a definitive agreement.  Should the
 definitive agreement not be executed
 by July 15, 1996, either party may
 terminate the Letter of Intent.

On February 22, 1996, the Company entered into a contract to purchase fourteen LPG trailers for cash totaling $295,000.
 These trailers are approved for the
 transport of LPG over U.S. roadways
 and are used to transport LPG from the
 Company's terminal to both Mexican and
 U.S. distributors.



Penn Octane Corporation

Liquidity and Capital Resources

As of April 30, 1996, the Company had cash balances of $418,875. The Company's primary uses of cash during the three months ended
 April 30, 1996, were the payment of
 operating expenses, purchase of the LPG
 trailers and payments to contractors.
 In December 1995, the Company secured
 a bank credit facility secured by its
 receivables. A portion of this facility is used for a standby letter of credit posted with a propane supplier to enable the Company to purchase propane for sale to U.S. customers. The balance of the credit facility is used for working capital. On
 March 1, 1996, the Company entered into
 and agreement with a related party to borrow
 $500,000 in the form of subordinate debt with warrants to purchase 50,000 shares of the common stock of the Company at $5.00 per share. This debt is secured by a lien against the Company's terminal assets, excluding inventory. This loan is interest only with principal due in full on September
 1, 1997, (under certain conditions, principal repayment may occur sooner than September 1, 1997).
  On April 30, 1996, the Company borrowed an additional $500,000 under substantially similar terms and conditions.Management believes the remaing proceeds are sufficient to fund the proposed acquisition of the propane distributor should a definitive purchase agreement be reached.

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

Company operations have increased significantly since the new sales arrangement with its primary customer commenced in June 1995. Selling, general and administrative expenses, and financing costs have been significantly reduced and, as discussed in Note 3 to the Financial Statements, the Company has obtained a judgment against the bank in the amount of $2,810,738 plus interest accrued from October 2, 1995 plus an additional $100,000 awarded for legal fees. At April 30, 1996, the judgment including accrued interest and legal fees approximates
$3,072,000 less contingent fees.

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