Form 10KSB
period 1996-07-31
PENN OCTANE CORP
filed 1996-11-13
CIK 893813

______________________________________________________________________________

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended July 31, 1996

                        Commission File Number 33-53740-A

                         Penn Octane Corporation
              (Exact name of Company as specified in charter)


                               Delaware
      (State or other jurisdiction of incorporation or organization)

                              52-1790357
                   (I.R.S. Employer Identification No.)


     5847 San Felipe, Suite 3420, Houston, Texas      77057
         (Address of principal executive offices)     (Zip Code)

                            (713) 952-5703
             (Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of each exchange on
 of Securities Registered               which registered
-----------------------------       --------------------------
         None                                 None

Securities registered pursuant to Section 12 (g) of the Act:
------------------------------------------------------------
Common Stock, Par Value $.01

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Check if there is no disclosure of delinquent filers in
 response to Item 405 of Regulation S-B is not contained
 in this form, and no disclosure will be contained, to the
 best of registrant's knowledge, in definitive proxy or
 information statements incorporated by reference in Part III
 of this Form 10-KSB or any amendment to this Form 10-KSB.    [ X ]

         The Company's revenue for the most recent fiscal year is $26,270,673.

         As of September 30, 1996, the aggregate market value of the Company's voting stock held by non-affiliates was $9,141,840.
 (Excludes 2,093,414 shares of voting stock held by directors and officers). As of September 30, 1996, there were 5,205,000 shares of the Company's $.01 par value common stock outstanding.

Penn Octane Corporation



INDEX


              Part I                                                 Page

Item 1   Description of Business                                 3

Item 2   Description of Property                                 5

Item 3   Legal Proceedings                                           6

Item 4        Submission of Matters to a vote of Security Holders         7


                   Part II

Item 5   Market for Common Equity and Related Stockholder Matters  7

Item 6        Management's Discussion and Analysis or Plan of Operation   8

Item 7        Financial Statements                                        13

Item 8   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           38


                   Part III

Item 9   Directors and Executive Officers of the Company           38

Item 10       Executive Compensation                                      39

Item 11       Security Ownership of Certain Beneficial
         Owners and Management                                     40

Item 12       Certain Relationships and Related Transactions              41

Item 13       Exhibits and Reports on Form 8-K                            41

Part I

Item 1.  Description of Business.

    a.   General.

         Penn Octane Corporation, (the "Company"), formerly known as International Energy Development Corporation (IEDC), which was incorporated on August 27, 1992, engages primarily in the transportation, handling and sale of liquid petroleum gas ("LPG").

    b.   Business Development.

         On October 21, 1993, IEDC purchased 100% of the common stock of Penn Octane Corporation ("POC"), a Texas corporation, and merged it into IEDC as a division. The Company's primary asset was an LPG pipeline lease agreement with Seadrift
 Pipeline Corporation, a subsidiary of Union Carbide
 Corporation. In January 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation.

         The lease agreement is for one hundred twenty-one miles of six inch pipeline from Exxon USA's King Ranch Gas Plant in
 Kleberg County, Texas to the fence line of certain property owned by the Brownsville Navigation District of Cameron County, Texas, and for eleven miles of three inch pipeline from PanEnergy Corporation's LaGloria Gas Plant in Jim Wells County, Texas to its intersection with the six inch pipeline in Kleberg County, Texas. The lease term is for a ten year period and commenced on April 1, 1994. Under certain limited circumstances, the lessor may terminate the lease by giving twelve months written notice.

         The Company leased approximately 14 acres of land owned by the Brownsville Navigation District of Cameron County, Texas for construction of an LPG terminal. The leased property is located adjacent to the Brownsville Ship Channel which is a major deep water port serving northeastern Mexico including the city of Monterrey. The Company's lease includes a pipeline easement to the Brownsville Navigation District's oil dock.

         From January 1994 through June 1994, the Company constructed an LPG terminal. Total rated storage capacity of the terminal is approximately 675,000 gallons of LPG. The terminal facilities include 11 storage and mixing tanks, 4 mixed product truck loading racks, 1 specification product propane loading rack, and 2 racks capable of receiving LPG delivered by truck.
 The truck loading racks are linked to a computer controlled loading and remote accounting system. The Company constructed over 1 mile of pipeline to directly connect its leased pipeline with the terminal. The cost of refurbishing the existing pipeline, adding the connecting pipeline and constructing the terminal facilities totaled approximately $3,700,000 which was financed through a combination of short-term bank debt and equity. The Company commenced delivery of LPG on July 1, 1994.
 At July 31, 1996, contractors and suppliers were owed approximately $609,000 for work performed on the Company's terminal and pipeline.

         On November 12, 1993, the Company entered into a joint venture agreement with National Power Exchange Group, Inc. ("NPEG") in which the companies proposed to develop independent power projects in the U.S., Mexico, Canada and other countries.
 During the year ended July 31, 1994, the Company advanced
 $277,788 to NPEG.

         On October 30, 1994, a settlement agreement and mutual release was signed by the Company and NPEG which, among other things, settled all prior agreements and allowed NPEG to remain an independent company in return for payment of $2,000,000 by January 1, 1996. NPEG paid $300,000 to the Company as scheduled by January 1, 1995. A second payment of $200,000 plus interest was due on January 31, 1995. In July 1995, due to the lateness in receiving scheduled payments and the uncertainty of the timing of NPEG's receipt of funds from construction financing of its independent power project, the Company made a provision to reduce the amount due under the settlement agreement. The accrued interest of $79,957 at July 31, 1995, remained unpaid. The remaining balance, $700,000 plus interest of $79,957 as of July 31, 1995, was due no later than January 1, 1996.

         NPEG and others were in the process of obtaining construction financing for a proposed independent power production facility.
 The source of funds for NPEG to pay the amount due the Company under the settlement agreement was from the proceeds of the proposed construction loan.

         On August 23, 1995, NPEG paid the Company $200,000 towards the second payment. At October 31, 1995, the net amount due was $589,114. On April 5, 1996, NPEG made payment of $600,000 to the Company and NPEG and the Company signed a final settlement agreement which settled all prior agreements.

    c.   Principal Products and Markets.

         At this time, the Company's principal product is LPG, which consists of propane and butane mixed at the Company's terminal for sale to P.M.I. Trading Limited ("PEMEX"), a subsidiary of Petroleos Mexicanos, the Mexican national oil company. PEMEX purchases LPG at the Company's terminal and transports it across the border for distribution throughout northeastern Mexico.
 During the year ended July 31, 1996, sales to PEMEX accounted for 96.5% of total sales.

         Commencing in December 1995, the Company began selling propane to U.S. distributors located in the Rio Grande Valley. During the year ended July 31, 1996, propane sales to U.S. distributors accounted for 3.5% of the Company's total sales.

         d.   Distribution Methods of the Product.

         In February 1996, the Company purchased fourteen LPG trailers which are approved for transport of LPG over U.S. roadways.
 These trailers are used to transport LPG from the Company's terminal to both Mexican and U.S. distributors. In addition, the Company uses two of these trailers to transport butane to the Company's terminal where it is mixed with propane to PEMEX's specifications. The only method of product distribution is through the truck loading racks for loading into LPG trucks, the majority of which are owned and operated by others.

    e.   Competition.

         The Company competes both with several major oil and gas companies and with trucking companies for the export of LPG to northeastern Mexico. In many cases these companies own or control their LPG supply and have significantly greater financial resources than the Company. Therefore, there can be no assurance that the Company will be able to compete effectively with these competitors.

         However, the Company believes it has three unique advantages over these competitors: (1) an established pipeline for transportation of LPG directly from its source to the Company's terminal; (2) a terminal facility which enables the Company to strictly regulate and monitor the quality of the LPG mix sold to PEMEX; and (3) a location which is closer to consumers of LPG in such major cities as Matamoros, Reynosa and Monterrey than the historical alternative point of export, Eagle Pass, Texas.

         Until the commencement of operations by the Company at its Brownsville terminal, LPG exports to northeastern Mexico from the U.S. had been transported by truck and rail, primarily through Eagle Pass, Texas which is approximately 240 miles northwest of Brownsville. In most cases, established pipelines are generally the lowest cost alternative for the transportation of LPG. However, at certain times of the year, the trucking companies may reduce their rates to levels which lands LPG at the border at a lower cost than the Company. The Company believes these cost advantages to be limited in both duration and volumes and that on an annualized basis its pipeline provides a transportation cost advantage over the Company's competitors.

         In April 1994, after completing an internal study which identified the Brownsville/Matamoros border crossing as providing significant cost savings to consumers of LPG in northeastern Mexico, PEMEX solicited bids from several other LPG producers/providers specifying delivery at the frontier, which was defined as the free trade zone in Brownsville/Matamoros.
 The Company submitted the winning bid as it was the only bidder capable of supplying the LPG mix specified, in the quantities and to the location desired. The Company received the first purchase order in June 1994 for LPG to be delivered in July 1994. The Company believes that no other existing competitor can supply LPG mixed to specification in Brownsville as efficiently and as inexpensively.

    f.   Raw Materials and Supplies.

         Throughout the fiscal year ended July 31, 1996, the Company operated under a sales arrangement with PEMEX such that the Company was no longer responsible for procuring propane and butane. Under this arrangement, PEMEX assumed the responsibility for and risk of obtaining propane and butane and for delivering them to the Company's pipeline and terminal, respectively.
 Title passed to the Company and the Company assumed the risk and cost of transporting the products to its terminal, the costs of mixing the products to PEMEX's specifications and the cost of delivering the mixed product to PEMEX. Upon delivery to trucks supplied by PEMEX, the Company recorded the sale. This arrangement substantially eliminated the supply and price risks and the cost of financing LPG purchases for the Company.

         Under the terms of the contract renewal negotiated with PEMEX which was effective October 1, 1996, the sales arrangement will change such that the Company will purchase LPG under contract from sources it identifies, move the LPG to its terminal, mix it to PEMEX's specifications and load it into trucks supplied by PEMEX. The terms of this contract provide for a minimum monthly volume of LPG to be purchased by PEMEX. The monthly minimums will vary on a seasonal basis. The Company has structured an LPG purchase contract with a primary supplier which mirrors the minimum volumes, terms and conditions of its sales contract with PEMEX. The Company believes it has an adequate supply under contract to satisfy the requirements of PEMEX.

    g.   Dependence on One Customer.

         During the fiscal year ended July 31, 1996, the Company's primary customer was PEMEX, accounting for 96.5% of sales revenue. While the Company has initiated marketing efforts in the U.S. Rio Grande Valley, the Caribbean Basin and Central America, for the near future it will continue to be dependent upon sales to PEMEX.

    h.   Government regulation.

         The Company's terminal and truck loading/unloading racks are under the jurisdiction of the LP-Gas Division of the Railroad
 Commission of Texas. To the best of its knowledge, the Company is in compliance with all regulations.

    i.   Environmental Matters.

         To the best of its knowledge, the Company is in full compliance with all applicable environmental laws and regulations and does not consider the cost of compliance to be material.

    j.   Employees.

         As of July 31, 1996, the Company had 14 full-time employees.


Item. 2. Description of Property.

         The Company's operating business is conducted at its terminal located at the Port of Brownsville, Texas. The terminal, which is owned by the Company, is located on land leased from the Brownsville Navigation District. The initial lease term is five years. At the option of the Company, the lease can be renewed for an additional 5 year term. There are three buildings on the leased premises: one of approximately 600 square feet was constructed by the Company; one of approximately 23,000 square feet was purchased by the Company;
 and a third of approximately 5,000 square feet was renovated by the Company.

         The Company has assumed an operating lease entered into by POC on September 13, 1993, prior to the merger of POC into the Company. After incurring costs for hydrostatic tests and pipeline repairs of approximately $480,000, the Company leased the pipeline for a ten-year period. Annual lease and maintenance payments approximate $655,000.

         The Company has not made all payments required by this lease agreement. Approximately $110,000 is owed under the pipeline lease for reimbursement for repairs made by the lessor prior to the commencement of the lease.

          As provided for in the lease agreement, the pipeline lessor has the right to terminate the lease agreement under certain limited circumstances at specific times in the future by giving twelve months written notice. Management believes the chances of the lessor executing its termination rights are remote. The Company can also terminate the lease at any time after the first twelve months by giving thirty days notice in the event its sales arrangement with its major customer is terminated. The

 Company can also terminate the lease at any time after the fifth anniversary date of the lease by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of
 (1) the net book value of its LPG terminal at the time of such termination of (2) $2,000,000.

         As of July 31, 1996, two companies: Lauren Constructors, Inc. ("Lauren"); and Thomas G. Janik & Associates, Inc. ("Janik"), had filed Mechanic's and Materialmen's Liens against the Company's Brownsville terminal. The Company was in litigation with Lauren and Janik but the parties reached a settlement agreement on June 21, 1995 (see Legal Proceedings). Under terms of the settlement agreement, the parties agreed to stay the pending legal proceedings provided the Company adhered to an agreed-upon payment schedule. At July 31, 1996, the principal amount owed Lauren and Janik was $360,145 and $77,689, respecively. Under terms of the settlement agreement, the Company was to have made a balloon payment on August 15, 1996 for the remaining balance due. Because the Company had complied with all other terms and conditions of the settlement agreement and had made combined principal and interest payments to Lauren and Janik of $984,480, the parties agreed to extend the settlement agreement to April 14, 1997, under substantially similar terms and conditions provided the Company execute a promissory note in their favor.

         In the opinion of management, the above-mentioned properties are adequately covered by insurance.

         The Company's principal executive and administrative facilities currently occupy approximately 3,000 square feet of an office building located at 5847 San Felipe, Suite 3420, Houston,
 Texas  77057.


Item 3.  Legal Proceedings

         On October 5, 1994, Lauren and Janik (see Item 2) filed suit in Texas seeking principal payments of $1,032,308 and $231,946, respectively, for work performed at the Company's LPG terminal.
 On June 21, 1995, the Company executed a settlement agreement ("Agreement") regarding the pending lawsuit with Lauren and Janik. Under terms of this Agreement, the contractors agreed to stay the pending litigation so long as the Company did not breech the Agreement and to resume work at the terminal to address certain items needing repair that had been identified by the Company. The Company agreed that the amount due totalled $1,308,000 at May 31, 1995, and to make total minimum monthly payments to Lauren and Janik of $34,445, including interest at 12% per annum and to make additional payments related to the monthly volume of gallons of LPG sold by the Company through its Brownsville terminal. Additionally, the Company assigned Lauren and Janik its interest in any and all funds (up to the total remaining balance then outstanding) received from the IBC-Brownsville litigation discussed below and the NPEG sales proceeds (see Item 1). The Company also agreed that if the Company received the gross sum of $1,500,000 from the sale of stock or other capital infusions, the Company would pay the entire amount then owing to the contractors and to place in escrow shares of the Company's common stock equal to twice the minimum monthly payment. The Company further agreed that if the entire amount was not paid in full by August 15, 1996, the Company would be considered to be in breach of the Agreement and the interest rate would increase to 18% per annum, or to the highest rate allowed by law, whichever was less.

         Through July 31, 1996, the Company had complied with all terms of the Agreement. However, the Company did not make the balloon payment due on August 15, 1996. Lauren and Janik agreed to extend the term of the Agreement until April 14, 1997, under substantially similar terms and conditions.
 In exchange for this extension, the Company made an immediate lump sum payment of approximately $50,000 to Lauren and Janik and will execute a promissory note for the remaining balance due. Additional collateral will be provided to Lauren and Janik in the form of a first lien position on the improvements at the Brownsville terminal further secured by a mortgagee's title policy for the full amount of the principal and accrued interest remaining on the debt.

         On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville, a Texas state banking association ("IBC-Brownsville") seeking: (1) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's collateral consisting of significantly all of the Company's business and assets; (2) declaratory relief with respect to the credit facility; and (3) an award for damages and attorney's fees. These claims were to be resolved through arbitration. The arbitration was conducted through the American Arbitration Association, Commercial Arbitration No. B 70 148 0133 94 A. The arbitration hearing, held before a panel of three neutral arbitrators, commenced on July 19, 1995, and concluded on August 2, 1995. On October 10, 1995, the Company received notification of an Award of Arbitrators. On February 28, 1996, after denying IBC-

 Brownsville's motion to vacate the arbitration award, the court ordered the following judgment:

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

         On June 3, 1996, IBC-Brownsville filed an appeal to the Court of Appeals with their brief due on November
 18, 1996. The Company continues to believe that the Judgment is final, binding and collectible and that this will resolve the litigation with IBC-Brownsville.

  The financial statements do not include any adjustments to reflect the gain contingency (the Judgment), net of attorney's fees, or the offset at July 31, 1996, the offset amounts owed to IBC-Brownsville totaled $672,552 and $39,853 and are included in short-term borrowings and accrued liabilities, respectively. In addition, the Company has accrued $140,657 of interest through July 31, 1996, and continues to accrue interest monthly. The Judgment will be accounted for when it is actually realized and the offset will be accounted for when IBC-Brownsville has exhausted all appeals.

         On April 18, 1996, the Company reached agreement with a bank related to IBC-Brownsville to accept $400,000 to settle a lawsuit it filed in October 1995.  As part of the settlement agreement, the parties executed mutual releases from future claims related to the IBC-Brownsville litigation. Additionally, the defendant provided an indemnity agreement to the Company
 against future claims from IBC-Brownsville.  The amount   is recorded
 in the statement of operations for the year ended July 31, 1996.

         On June 26, 1996, IBC-Brownsville filed a suit against the Company, Case No. 96-06-3502 in the 357th Judicial District Court of Cameron
 County alleging that the Company, in filing the judgment against IBC-Brownsville in order to clear title to its assets, slandered the title of IBC-Brownsville. IBC-Brownsville contends that the Company's judgment against them prevented them from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On September 23, 1996, the court which entered the judgment on behalf of the Company indicated in a preliminary ruling that the Company was privileged in filing the judgment to clear title to its assets.
 The Company believes the case to be frivolous and is a breach of the settlement agreement entered into with a bank related to IBC-Brownsville. Further, the Company believes this cause of action is covered by an indemnity agreement from that related bank.

  Item 4.     Submission of Matters to a Vote of Security Holders.

    None.


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock began trading in the over-the-counter ("OTC") market on the NASDAQ SmallCap Market under the symbol
 POCC in December 1995. Prior to that date, the stock prices were obtained from securities dealers who made a market in the stock.

         As of July 31, 1996, there were approximately 360 holders of record of the Company's securities.

 The Company has not paid and
 does not intend to pay any dividends to shareholders in the foreseeable future. The following table summarizes the prices of the common stock over the two most recent fiscal years:

    Fiscal Year                   High         Low

    1995

    First Quarter            $5.75            $3.75
    Second Quarter            5.00             3.75
    Third Quarter              4.75            3.75
    Fourth Quarter            4.875           3.50



    1996

 First Quarter            $4.75          $3.50
    Second Quarter            4.75         3.125
    Third Quarter             6.75         3.625
    Fourth Quarter            6.063        3.50


Item 6.  Management's Discussion and Analysis
        of Financial Condition and Results of Operations


    Liquidity and Capital Resources

         In 1993, the Company identified a market for export of liquid petroleum gas ("LPG") to the rapidly growing northeast region of Mexico which includes the cities of Matamoros, Reynosa and Monterrey. Throughout Mexico, LPG, in the form of a mixed propane/butane product, is used primarily for residential and commercial heating and cooking. LPG demand has grown approximately 5% annually over the past several years and is directly linked with population growth.

         PEMEX is responsible for importing LPG to Mexico. Prior to the commencement of the Company's operations, PEMEX served this region of Mexico by transporting internally produced LPG from its major petrochemical production facilities at Pajaritos, Mexico via ship to Ciudad Madero and truck from Madero to local distributors in northeastern Mexico. PEMEX also served this region by importing LPG from the United States through Piedras Negras, Mexico, which is across the Rio Grande River from Eagle Pass, Texas, approximately 240 miles northwest of Brownsville.
 This product was also transported by truck to the local distributors. The Company's Brownsville terminal provides significantly reduced trucking distances from both of these supply centers previously used by PEMEX; ranging from an approximate advantage of 331 miles from either Madero or Piedras Negras to Matamoros to an approximate 57 mile advantage to Monterrey over Piedras Negras.

     Commencing July 1, 1994, PEMEX began purchasing LPG at the
 Company's Brownsville terminal.  Sales totaled 65,414,587
 gallons and 33,526,871 gallons for the years ended July 31, 1996 and 1995, respectively. Sales during the year ended
 July 31, 1995, were less than anticipated due to the dispute with the Company's bank discussed below.

         After receipt of the initial purchase order from PEMEX on June 27, 1994, the Company entered into a loan agreement by executing notes and other documents with the International
 Bank of Commerce of Brownsville, Texas ("IBC-Brownsville") on June 30, 1994. This credit facility consisted of a standby letter of credit facility to be used for purchases of propane and butane; a receivables facility to proved advances against PEMEX receivables sufficient to pay for LPG and Company operations; and a term loan to be used to repay the amounts owed contractors and other short-term Company debt. To secure its obligations under this credit facility, the Company signed a Security Agreement assigning and granting to IBC-Brownsville a security interest in significantly all of the Company's business and assets, including its pipeline lease agreement, its leased land at the Port of Brownsville, its terminal facilities and related equipment, inventories and all contracts and accounts receivable.

         Beginning July 1, 1994, IBC-Brownsville advanced the Company directly or made payments directly to certain of the Company's suppliers totaling $1,507,552 against the collateral. On
 August 5, 1994, IBC-Brownsville notified the Company that it would not honor certain of the Company's checks but would continue to honor its irrevocable letters of credit issued on behalf of the Company.

         Through November 1994, the Company's shipments to PEMEX increased each month. However, due to the dispute with IBC-Brownsville (see Item 3), this growth was considerably less than expected as the Company had been operating without a bank working capital facility for a period of time and was forced to rely solely on funds generated from operations.

         On October 24, 1994, the Company entered into an Accounts Receivable Factoring and Security Agreement with Allstate Financial Corporation ("AFC") under which the Company submitted all invoices to AFC and AFC advanced funds sufficient to pay for LPG purchases. The balance of the invoiced amount, less fees, was collected as invoices were paid by PEMEX. In addition, on December 1, 1994, AFC provided a guarantee acceptable to the Company's primary propane supplier which enabled the Company to purchase propane on a daily basis. On December 30, 1994, this guarantee was extended to another propane supplier, Exxon Company U.S.A. ("Exxon"), which enabled the Company to enter into a one year contract with Exxon for the purchase of 2,000 barrels of propane per calendar day. A further requirement of this financing agreement was that $1,000,000 be paid to IBC-Brownsville for the repayment of $800,000 of its outstanding loan to the Company with the remaining balance paid to certain contractors. In return, IBC-Brownsville agreed to release a portion of the collateral tendered to it by the Company (accounts receivable) and to pay certain of the unpaid amounts due to contractors and suppliers for the construciton of the Company's LPG terminal. This credit facility provided the Company with sufficient working capital to operate successfully and supply the volumes of LPG desired by PEMEX.

         In June 1995, PEMEX and the Company restructured the sales arrangement such that PEMEX assumed the responsibility for and risk of obtaining propane and butane and delivering them to the Company's pipeline and terminal, respectively. Under this arrangement, the Company took title to the LPG and assumed the risk and cost of mixing to PEMEX's specifications and of delivery into Pemex supplied trucks each month. As a result of this arrangement, the Company terminated its annual propane purchase agreement with Exxon. The Company's fixed fee per gallon was reduced somewhat under this arrangement and the Company no longer required the Accounts Receivable Factoring credit facility for its day-to-day operations and so notified AFC.
 As there were funds outstanding which AFC had advanced on behalf of the Company as well as an early termination fee, the Company and AFC negotiated an acceptable payoff schedule for this balance. The balance was repaid in full by December 1995.

         On September 29, 1994, a shareholder of the Company paid a promissory note to a bank ($1,450,000) which had been collateralized by a savings account in the name of the shareholder. The Company replaced the note to the bank by issuing 300,000 shares of common stock and a promissory note to the shareholder for $800,000. The new note bore interest at 10% and had a maturity date of September 29, 1995.

         Effective January 31, 1995, the Company and the shareholder holding the $800,000 promissory note reached agreement to cancel the note plus the accrued interest in exchange for 300,000 shares of the Company's common stock.



         On October 21, 1994, the Company and National Power Exchange Group Inc. ("NPEG") signed an option agreement to allow NPEG to remain independent. This option agreement stated that the Company would sell its purchase option to NPEG for $2,000,000 provided that NPEG made payments to the Company to three specific dates from November 7, 1994, to January 15, 1995.

         On October 30, 1994, a Settlement Agreement and Mutual General Release was signed by the Company and NPEG which, among other things, settled all prior agreements and modified the payment schedule to two specific dates from January 3, 1995 to January 1, 1996. This payment schedule was again modified by a letter agreement dated December 29, 1994. This letter agreement rescheduled a $500,000 payment due January 3, 1995 into two payments. One payment of $300,000, which was due by January 3, 1995, was paid on time. Another payment of $200,000 plus interest was due on January 31, 1995. The remaining balance, $1,500,000 plus interest of $79,957, was due no later than January 1, 1996. NPEG and others were in the process of obtaining construction financing for a proposed independent power production facility which was to be the source of funds for NPEG to pay the amount due the Company under the Settlement Agreement. Due to the late payments and the uncertain timing of funding of the proposed construction loan, the Company made a provision to reduce the amount due under the Settlement Agreement to $779,957 at July 31, 1995. On August
 23, 1995, NPEG paid the Company $200,000 which reduced the amount outstanding to $589,114. On April 5, 1996, the Company received payment of $600,000 and settled and discharged the Settlement Agreement and Mutual General Release with NPEG.

         On March 1, 1995, the Company executed an agreement with the consulting firm that assisted the Company in negotiating purchase orders with its customer. This agreement provided that the consulting firm would agree to relinquish its rights to be paid commissions due under its marketing agreement with the Company in exchange for 200,000 shares of the Company's common stock. This agreement covered the period from February
 1, 1995 through June 30, 1998. The Company recorded the value of the consulting contract based on a stock price of $2.00 per share and was amortizing the asset over the remaining term of the agreement. Because the consulting firm was no longer providing services to the Company, the unamortized balance of the asset was charged to operations as of July 31, 1996.

         In fiscal year 1995, due to the length and cost of its litigation with IBC-Brownsville, the Company's management determined that additional capital was needed in order to meet its obligations. On April 12, 1995, the board of directors of the Company approved the sale of 250,000 shares of common stock of the Company for $500,000 in a private placement. On
 July 5, 1995, the board of directors of the Company approved the sale of an additional 165,000 shares of common stock of the Company for $330,000 in a private placement.

         Due to the restructured sales arrangement with its primary customer, in December 1995, the Company was able to obtain a line of credit from a bank which provided sufficient working capital and standby letters of credit to operate and expand the Company's business. Standby letters of credit were issued in favor of propane suppliers of the purchased propane marketed by the Company to distributors based in the U.S.
 Rio Grande Valley. The standby letter of credit issued in January of 1996 in favor of propane suppliers of the purchased propane marketed by the Company to distributors based in the U.S. Rio Grande Valley. The standby letter of credit was obtained for another supplier, which expired on September 30, 1996.

         On February 22, 1996, the Company entered into a contract to purchase fourteen LPG trailers for cash totaling $295,000.
 These trailers are approved for the transport of LPG over U.S. roadways and were placed in service in the transport of LPG to both Mexican and U.S. distributors.

         On March 1, 1996, the Company entered into an agreement with a related party to borrow $500,000 in the form of subordinate debt with warrants to purchase 50,000 shares of the Company's common stock at $5.00 per share. This loan is secured by a lien against the Company's terminal assets, excluding inventory. This loan is interest only with principal due in full on August 31, 1997 (under certain conditions, principal repayment may occur sooner than August 31, 1997).

 On April 12, 1996, the Company borrowed an additional $500,000 under substantially similar terms and conditions.

         On April 18, 1996, the Company reached an agreement to accept $400,000 to settle a lawsuit it filed as plaintiff in October 1995. The proceeds were received on May 28, 1996, and were used to pay outstanding legal fees of $315,000 and for working capital.

         At July 31, 1996, the Company's arrangement with its primary customer expired. After two months of negotiation, a new agreement was reached. The term of the new agreement is for a one year period commencing October 1, 1996. Under terms of this agreement, the Company has committed to supply and the customer has committed to purchase a minimum volume of LPG each month with seasonal variability. The total committed annual volume exceeds the volume sold to the customer during the year ended July 31, 1996.

         Under this agreement, the Company is again responsible for the direct purchase of LPG. As a result, the Company has negotiated an agreement with Exxon which mirrors the terms and conditions of the Company's sales agreement with its primary customer. The agreements provide the Company with a fixed margin over the cost of gas. The Company has made arrangements with its bank for a standby letter of credit for the benefit of Exxon for the one year period of the agreements. This letter of credit will enable the Company to purchase LPG on an ongoing basis.

         Since the Company agreed to finance the purchase of LPG, the customer agreed to prepay for approximately 75% of the gallons committed to be purchased in October 1996, and to make payments within ten days of invoicing thereafter. Under the terms of the agreement, invoicing will occur weekly and should reduce the Company's working capital requirements substantially.

         Because the Company had complied with all terms of the settlement agreement entered into on June 21, 1995 with the two contractors, Lauren and Janik, who were owed money from the construction of the Company's terminal, and because the Company had reduced the amount owed the contractors from $1,308,000 to $437,834 as of July 1996, in October 1996, the
 Company reached an agreement with Lauren and Janik to extend the repayment schedule to April 14, 1997, under substantially similar terms and conditions. Based on the minimum volumes committed to by the Company's primary customer under the agreement which commenced on October 1, 1996, the Company anticipates being able to make repayment in full from cash flow generated by operations.

         While the Company has neither made commitments nor has definitive plans for additional capital expenditures during the next twelve months, it continues to evaluate the cost of and opportunities created by installing a cooling unit and upgrading and extending a pipeline to the loading dock on the Brownsville Navigation Channel in order to commence unloading from and loading onto ocean-going LPG vessels. If determined to be advantageous to the Company's operation, these facilities, which are expected to cost less than $1,000,000, would enable the Company to receive LPG from its primary customer for storage and redelivery and to export LPG to Caribbean and other Latin American markets.

         Although IBC-Brownsville has appealed the judgment, the court which entered the judgment issued an order on September 23, 1996, which provides that the Company has the right to enter the judgment and free its assets from encumbrance.
 Management of the Company believes that receipt of the proceeds from the judgment against IBC-Brownsville would enable the Company to substantially eliminate all of its outstanding obligations including all debt and legal fees plus provide additional working capital.

         Effective October 24, 1996, Thomas P. Muse, Chairman, Mark D. Casaday, President, and Thomas A. Serleth, Executive Vice President, Secretary, Treasurer and Chief Financial Officer resigned as members of the Board of Directors and Officers of the Company. Mr. Casaday continued as President until the expiration of his employment contract on October 31, 1996.

         Effective October 29, 1996, Jerome B. Richter was elected to the positions of Chairman of the Board of Directors, President and Chief Executive Officer, Ian T. Bothwell was elected Vice President, Treasurer, Assistant Secretary and
 Chief Financial Officer, and Jorge Bracamontes was elected
 Executive Vice President and Secretary.

         The Company does not expect any significant change in the number of employees over the next twelve months.

         Through a combination of the new agreements with its primary customer to purchase and its primary LPG supplier to provide increased sales volumes, and a full year of sales to U.S. Rio Grande Valley propane distributors, the Company believes it will have cash flow adequate to meet its obligations for the next twelve month period.




    Results of Operations

         Revenue for the years ended July 31, 1996 and 1995 was $26,270,673 and $14,787,467, respectively. The increase of $11,483,206 was due to the increased volume commitment of the Company's primary customer under the renegotiated sales arrangement. Cost of goods sold was $24,978,265 and $14,615,431, for the years ended July 31, 1996 and 1995, respectively. The increase was due to increased volume from 1995 to 1996. Gross profit in 1996 increased to $1,292,408 from $172,036 primarily due to the more favorable sales arrangement with the Company's primary customer.

         Selling, general and administrative expenses were $2,234,944 and $1,854,600 for the years ended
 July 31, 1996 and 1995, respectively.  The increase of
 $308,344 resulted primarily from the write-off of certain other noncurrent assets which were charged to operations.

         Interest expense, net, was $255,447 and $1,087,137 for the years ended July, 31, 1996 and 1995, respectively.
 The reduction was due primarily to the restructured sales arrangement which enabled the Company to discontinue the factoring of its receivables and to eliminate the need to provide LPG suppliers a payment guarantee.
 Interest payments and accruals were for contractor settlement agreements, the $1,000,000 in subordinate loans entered into on March 1 and April 12, 1996, and the principal borrowed from IBC-Brownsville on which interest continues to accrue, despite its offset by the entry of the judgment against IBC-Brownsville. The principal amount will be carried as short-term borrowing on the Company's balance sheet and interest will continue to accrue until the judgment is realized.

         Due to the net losses in each of the years ended
 July 31, 1996 and 1995, no tax was provided.

         Company operations have increased significantly since July 1994, and the Company has been successful in reducing its need for working capital financing, has sold its option in NPEG, exchanged debt for equity, raised additional debt and equity and received a Judgment in its litigation with IBC-Brownsville, new management has plans to collect its Judgment, to expand sales to PEMEX and to increase its customer base.

    Effect of Inflation

         Management believes that inflation has not had a material effect on its operations for the period of this report.

Item 7.  Financial Statements.

             Report of Independent Certified Public Accountants

To the Board of Directors
Penn Octane Corporation

We have audited the accompanying balance sheets of Penn Octane Corporation (Company) as of July 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and 1995, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not achieved profitable operations, 2) outstanding litigation and
3) a deficit in working capital. Management's plans in regard to these matters are described in Note O. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in notes B and J, respectively, the Company adopted the provisions of SFAS 107, "Disclosures about Fair Value of Financial Instruments", and SFAS 123, "Accounting for Stock Based Compensation" during the year ended July 31, 1996.


Burton McCumber & Prichard, L.L.P.

BURTON MCCUMBER & PRICHARD, L.L.P.

Brownsville, Texas
September 27, 1996, (except
for note P as to which the
date is October 10, 1996)

                     Penn Octane Corporation
                         BALANCE SHEETS
                            July 31,


                            ASSETS

                                              1996         1995

Current Assets
  Cash                                      $364,525     $56,786
  Trade accounts receivable                   29,463         -
  Notes receivable from stockholder
    (note C)                                     -       100,000
  Amount due from NPEG under Settlement
    Agreement (note M)                           -       779,957
  Interest receivable (note C)                26,233      26,728
  Inventory (note B1)                        445,051     373,295
  Prepaid expenses                            47,461      15,543
  Other current assets                           349     133,589
                                            --------    --------
    Total current assets                     913,082   1,485,898

Property plant and equipment - net
  (notes B2 and D)                         3,395,150   3,357,736

Lease rights (net of accumulated
  amortization of $317,361 and
  $201,957) (note B2)                        836,679     952,082

Other noncurrent assets (notes
  B2, C and E)                                45,421     363,671
                                           ---------   ---------

   Total assets                           $5,190,332  $6,159,387
                                          ==========  ==========


[FN]

The accompanying notes are an integral part of these statements.

                   Penn Octane Corporation
                  BALANCE SHEETS - CONTINUED
                         July 31,


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                             1996        1995

Current Liabilities
  Bank overdraft                        $     -       $ 133,133
  Amount due factor (note N)                  -         160,000
  Short-term borrowings (notes F and L) 672,552 672,552 Current maturities of long-term
  debt (note I)                             83,871       87,558
  Construction payables (note H)           609,107    1,530,445
  Accounts payable - trade                 284,057      564,026
  Advances from related parties (note C)      -          67,977
  Accrued liabilities                      560,912      523,190
                                          --------    ---------
    Total current liabilities            2,210,499    3,738,881

Long-term debt, net of current
  maturities (note I)                    1,060,044       94,609
                                         ---------    ---------
    Total liabilities                    3,270,543    3,833,490


Commitments and contingencies
  (notes C and L)                             -            -

Stockholders' Equity (notes J and K)
  Preferred stock-$.01 par value,
   5,000,000 shares authorized;
   270,000 convertible shares issued
   and outstanding at July 31, 1996 and
   1995                                      2,700        2,700
  Common stock-$.01 par value, 25,000,000
   shares authorized; 5,205,000 and
   5,065,000 shares issued and
   outstanding at July 31, 1996 and 1995,
   respectively                             52,050       50,650
  Additional paid-in capital             5,954,565    5,637,965
  Accumulated deficit                   (4,089,526)  (3,365,418)
                                        ----------    ---------

    Total stockholders' equity           1,919,789    2,325,897
                                        ----------    ---------
      Total liabilities and
      stockholders' equity               5,190,332    6,159,387
                                        ==========    =========

                        Penn Octane Corporation
                        STATEMENT OF OPERATIONS
                         Years ended July 31,


                                            1996         1995

Sales (note A)                         $ 26,270,673   $ 14,787,467

Cost of sales                            24,978,265     14,615,431
                                         ----------     ----------
  Gross profit                            1,292,408        172,036

Selling, general and administrative
  expenses                                2,237,402      1,854,600
                                         ----------     ----------
    Operating loss                       (  944,994)    (1,682,564)

Gain on sale of option (note M)              10,886        722,212

Award from litigation (note L)              400,000           -

Other income                                 65,447           -

Interest expense, net                    (  255,447)    (1,087,137)
                                         -----------    -----------
Net loss                                $(  724,108)   $(2,047,489)
                                        ============   ============
Loss per common share (note B4)         $(     0.14)   $(     0.47)
                                        ============   ============

Weighted average common shares
  outstanding                             5,130,191      4,340,632
                                        ============   ============


[FN]

The accompanying notes are an integral part of these statements.

                           Penn Octane Corporation
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  For the years ended July 31, 1995 and 1996

             Preferred Stock   Common Stock
                                             Additional Retained   Total
                                              paid-in   earnings   Stock-
                                                                   holders'
             Shares  Amount   Shares  Amount  capital   (deficit)  Equity
             ------- -------  ------- ------  --------  ---------  --------

Balance at
August 1,
1994         300,000 $3,000 3,750,000 $37,500 $3,019,500 $(1,317,929)$1,742,071

Issuance of
common stock
on September 29,
1994 to stock-
holder for
partial payment
on promissory
note                          300,000   3,000    671,137                674,137

Issuance of
common stock
on January 31,
1995 to stock-
holder for
payment on
promissory note               300,000   3,000    724,178                727,178

Issuance of
common stock
on March 1,
1995 for
cancellation
of commission
agreement                     200,000   2,000    398,000                400,000

Issuance of
common stock
on April 12, 1995
to stockholder in
exchange for note             150,000   1,500    298,500                300,000

Issuance of
common stock
on April 19,
1995 to
stockholder
in exchange
for note                      100,000   1,000    199,000                200,000

Conversion of
30,000 shares
of preferred
stock to
100,000
shares of
common
stock on
May 15,
1995       (30,000) (300)     100,000   1,000    (   700)                  -

Issuance of
common stock
on July 5,
1995 in
exchange
for note                      165,000   1,650     328,350               330,000

Net loss
for the
year                                                     (2,047,489) (2,047,489)
           --------  -------- ------- -------- --------- ----------- -----------
Balance
at July
31, 1995   270,000   2,700   5,065,000 50,650  5,637,965 (3,365,418) 2,325,897

Issuance of
40,000 shares
of common
stock for
services and
settlement
of an accrued
liability and
grant of 530,000
warrants for
services                        40,000      400  192,600                193,000

Issuance of
common stock
upon exercise
of warrants
on February 16,
1996 in
exchange for
future legal
services                       100,000   1,000   124,000                125,000

Net loss for
the year                                                   (724,108)   (724,108)
          --------- --------- -------- ------- --------- ----------- ----------
Balance at
July 31,
1996      270,000  $2,700  5,205,000 $52,050 $5,954,565 $(4,089,526) $1,919,789
         ========  ======= ========= ======= ========== ============ ==========

[FN]

The accompanying notes are an integral part of this statement.

                          Penn Octane Corporation
                          STATEMENT OF CASH FLOWS
                            Years ended July 31,


                                              1996           1995

INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net loss                                 $(  724,108)    $( 2,047,489)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization              414,412          378,431
  Amortization of lease rights and
  other non-current assets                   656,807          173,940
  Gain on sale of option                  (   10,886)     (   772,212)
  NPEG interest                                 -         (    79,957)
  Changes in current asset and liabilities:
    Trade accounts receivable             (   29,463)         474,885
    Interest receivable                          495            7,208
    Inventories                           (   71,756)          57,208
    Prepaid expenses                      (   19,918)         169,321
    Other current assets                     133,240      (   123,501)
    Construction and accounts payable     (1,201,307)     (   601,402)
    Advances from and to related
     party (net)                          (   67,977)     (   140,353)
    Accrued liabilities                      112,722          350,620
                                          -----------     ------------
      Net cash used in
      operating activities               $(  807,739)    $( 2,103,301)

Cash flows from investing activities:
  NPEG note                                  790,843          300,000
  Capital expenditures                    (  451,826)     (    78,518)
  Note receivable from stockholder           100,000          500,000
  Other                                        7,846      (    12,874)
                                          -----------     ------------
    Net cash provided by investing
    activities                               446,863          708,608

Cash flows from financing activities:
  Proceeds from:
    Long-term borrowing                    1,000,000      (     8,566)
    Issuance of common stock                    -           2,231,315
  Used for:
    Short-term borrowing                  (  160,000)     (   808,482)
    Long-term borrowing                   (   38,252)            -
  Increase (decrease) in bank overdraft   (  133,133)          37,212
                                          -----------     ------------
      Net cash provided by
      financing activities                   668,615        1,451,479

      Net increase in cash                   307,739           56,786

Cash at beginning of period                   56,786             -
                                          -----------      -----------
Cash at end of period                    $   364,525      $    56,786
                                          ===========      ===========
Supplemental disclosures
 of cash flow information:
  Cash paid during the year for:
    Interest                             $   308,458      $   827,400
                                          ===========      ===========
Supplemental disclosures of
 noncash transactions:
  Common stock issued (note J)           $   318,000      $   400,000
                                          ===========      ===========


[FN]

The accompanying notes are an integral part of these financial statements.

                     Penn Octane Corporation
                 NOTES TO FINANCIAL STATEMENTS
                     July 31, 1996 and 1995



NOTE A - ORGANIZATION AND COMPANY OPERATIONS

Penn Octane Corporation (the Company), was formerly International
 Energy Development Corporation (IEDC) and The Russian Fund, a Delaware corporation which was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, (POC) whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement with Seadrift Pipeline Corporation, a subsidiary of Union Carbide Corporation. On January 6, 1995, the Board of Directors of the Company approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG. A significant portion of the sales volume since inception has been to one major customer.
 This customer purchases LPG at the Company's terminal in Brownsville, Texas where the customer transports the LPG across the border for distribution throughout northeastern Mexico.

 The Company was in the "development stage" until the business was established and planned principal operations commenced during the year ended July 31, 1995.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Inventory

 Inventory is stated at the lower of cost or market. Cost is determined on a weighted average basis. Inventory consists of propane gas and butane gas.

2.  Property, Plant and Equipment, Lease Rights and Consulting
    Services Contracts

    Property, plant and equipment are recorded at cost. An automobile, equipment and trailers are depreciated using the straight-line method based on their estimated useful lives and the LPG terminal is being amortized over the life of the pipeline lease as follows:

         LPG terminal, building and
   leasehold improvements         10 years
         Automobile                                          3 years
         Equipment                                  3-5 years
         Trailers                                              8 years

  2.  Property, Plant and Equipment, Lease Rights and Consulting
      Services Contract - Continued


 The lease rights are being amortized over 10 years. Consulting and service contracts are being amortized as follows:

         Consulting services (see note C)                       41-48 months
         Financial advisory services (see note E)                   12 months
         Legal services                                                     36
months

 Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

 The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), to be effective for fiscal years beginning after December 15, 1995. The provisions of SFAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment should be charged to operations. The application of the new standard is not expected to have a material effect on the Company's financial position as of July 31, 1997, or the results of its operations for the year then ended.

3.  Income Taxes

    The Company accounts for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109,
 "Accounting for Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, start up costs, amortization of professional fees and the installment method of accounting for sale of certain assets.

4.  Loss Per Common Share

 Loss per share of common stock is computed based on the weighted average number of shares outstanding. Warrants and shares issuable upon conversion of preferred stock have not been included in the calculation as their effect would be anti-dilutive.

5.  Cash Equivalents

 For purposes of the cash flow statement, the Company considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

6.  Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

7.  Fair Value of Financial Instruments

 Statement of Financial Accounting Standards No. 107,
 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amount of cash, cash equivalents, current receivables and payables and long-term debt approximates fair value because of the short maturity of these instruments.

8.  Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.


NOTE C - RELATED PARTIES

Directors, Officers and Shareholders

 During the year ended July 31, 1996, POC made advances to, and received advances from, three of the Company's nine directors.
 At July 31, 1995, the Company owed $19,762 to the former
 Secretary of the Company (see note L). As of July 31, 1996, the former Secretary owed the Company a balance of $ 26,233 for interest on notes that the Company made to the former Secretary's related businesses. All previous loans and receivables from the Secretary have been settled except for the interest receivable referred to above. The amount of $19,249 owed to two directors as of July 31, 1995, was repaid by March 1996.

 In March 1996 and April 1996, the Company received $500,000 loans from two shareholders. The notes bear interest at 10%, and have accrued interest of $20,833 and $15,000, respectively. No payments have been made as of July 31, 1996 (see note I).

 In addition, the advances of $6,866 and $22,100 owed to two shareholders as of July 31, 1995, were settled in August 1995;
 and the $100,000 receivable from a shareholder for the purchase of common stock as of July 31, 1995, was collected in August 1995.

Commission Agreement

 During the year ended July 31, 1994, the Company entered into a commission agreement with a consulting firm covering a forty-one month period. The firm assisted the Company in its efforts to negotiate purchase orders with its major customer. The former Chairman is related to a person in the consulting firm who had a decision making role.

 On March 1, 1995, the consulting firm accepted 200,000 shares of the Company's common stock in lieu of any future commissions due under the original agreement signed on February 10, 1994. The stock was valued at $400,000 ($2.00 per share). The consulting firm remained liable for the services to be performed; therefore, the $400,000 was being amortized over the remaining life of the original agreement.

 The consulting firm was paid commissions of $0 and $182,667 for the years ended July 31, 1996 and 1995, respectively.

 On July 31, 1996, the Company determined that no future benefit would be derived from the consulting services contract;
 therefore, the remaining balance was charged to operations.



NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of July 31,:

                                                              1996
1995

Building                                         $     173,500       $  173,500

LPG terminal                                            3,426,440
3,357,807
Automobile and equipment                             407,020
73,827
Leasehold improvement                                  220,629
170,629
                                       ---------                      ----------
                                          4,227,589             3,775,763

Less:  accumulated depreciation             (    832,439)     (   418,027)
    and amortization
                                       ---------       ---------
                                       $ 3,395,150         $ 3,357,736
                                       =========       =========

NOTE E - OTHER ASSETS

 On August 25, 1995, the Company entered into a one year contract with an investment advisory firm for future financial advisory services in exchange for 20,000 shares of common stock at a market price of $3.75. In February 1996, an attorney exercised his 100,000 warrants to purchase 100,000 shares of common stock for $1.25 per share in exchange for legal services for a three year period.

 At July 31, 1996, the Company determined that the attorney would not be required to render future services. The Company has retained another attorney; therefore, the remaining balance was charged to operations.

Other assets consist of the following at July 31,:

                                                                          1996
          1995

    Consulting services                               $    -            $
400,000
      Accumulated amortization                            -               (
58,536)

    Other noncurrent assets                              45,421           22,207
                                            --------       ----------
                                                      $  45,421       $  363,671
                                            ========       ==========


NOTE F - SHORT-TERM BORROWING

 The Company had short-term borrowings of $672,552 from International Bank of Commerce-Brownsville as of July 31, 1996 and 1995, respectively (see note L).

NOTE G - INCOME TAXES

 At July 31, 1996, the approximate amount of net operating loss carryforwards and expiration dates for U.S. Income tax purposes were as follows:

              Expiration date of Loss                           Tax Loss
                  Carryforward                          Carryforward
           -----------------------           ------------
                        2009                               $       930,000
                        2010                                    2,370,000
                                             ------------
                                               $      3,300,000
                                             ============

Deferred tax assets and liabilities were as follows as of July 31,:


                                                     1996
     1995
                                        Assets   Liabilities     Assets
Liabilities

Depreciation of premises
 and equipment           $    20,000   $    -       $  14,000          -
Capitalized start-up
 costs                              5,000                  -           7,000
    -
Installment sale of
 NPEG option                        -                        -             -
    160,000
Bad debt reserve                       11,000        -            -           -

Amortization of
 professional fees          112,000        -            -           -
Net operating loss
 carryforward             1,122,000               -       1,220,000        -
                          ---------   ----------   ---------    ---------
                                         1,282,000               -
1,241,000     160,000

Less:
 valuation allowance             1,282,000        -       1,081,000        -
                          ---------   ----------   ---------    --------
                         $     -     $     -      $  160,000   $ 160,000
                          =========   ==========   =========    ========

Management believes that the valuation allowance reflected above is warranted because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

NOTE H - CONSTRUCTION PAYABLES

 As of July 31, 1995, two companies: Lauren Constructors, Inc. (Lauren) and Thomas G. Janik & Associates, Inc. (Janik), had filed Mechanic's and Materialmen's Liens against the Company's Brownsville terminal. The Company was in litigation with Lauren and Janik but the parties reached a settlement agreement on June 21, 1995. Under the terms of the settlement agreement, the parties agreed to stay the pending legal proceedings provided the Company adhered to an agreed-upon payment schedule.
 The minimum monthly payment due according to the payment schedule was $34,445, which included interest at 12% per annum. In addition, the agreement provided for additional payments related to the monthly volume of gallons of LPG sold by the Company through its Brownsville Terminal. At July 31, 1996, the principal amount owed Lauren and Janik was $360,145 and $77,689, respectively. Under terms of the settlement agreement, the Company was to have made a balloon payment on August 15, 1996 for the remaining balance due. Because the Company had compied with all other terms and conditions of the settlement agreement and had made combined principal and interest payments of $984,480 to Lauren and Janik, the parties agreed to extend the settlement agreement to April 14, 1997, under substantially similar terms and conditions. In exchange for this extension, the Company made an immediate lump sum payment of approximately $50,000 and executed a promissory note for the remaining balance due. In addition, the Company will provide
 Lauren and Janik a first lien position on the improvements for the Brownsville terminal and a mortgagee's title policy in favor of Lauren and Janik for the full amount of the principal and accrued interest remaining due. If the entire amount due Lauren and Janik is not paid by April 14, 1997, the Company would be considered to be in breach of the agreement and the interest rate would escalate to 18% or the maximum rate allowed by law, whichever is lower.

NOTE I - LONG-TERM DEBT

Long Term debt consists of the following at July 31,:

                                                                        1996

        1995

Contract for Bill of Sale;
due in semi-annual
payments of $22,469,
including interest at 11.8%;
due in October 1998;
collateralized by a building (a)          $   143,915      $   173,500

Automobile loan;
due in monthly payments of
$831, including interest at 10.5%;
paid in June 1996                                -               8,667

Subordinate note with warrants
to purchase 50,000 shares of
common stock at $5.00 per
share expiring February 28, 2001;
principal due August 31,1997
and interest of 10% due
March 1, 1997 or upon receipt
of proceeds from secondary
equity offering in the minimum
amount of $5,000,000; collateralized
by all tanks, pumps, equipment
and other terminal property, and
proceeds from a judgment or
settlement of litigation.                     500,000             -

Subordinate note with warrants
to purchase 50,000 shares
of common stock at $5.00
per share expiring April 11, 2001;
principal due October 11, 1997
and interest of 10% due
April 12, 1997 or upon
receipt of proceeds from
secondary equity offering in the
minimum amount of than $5,000,000;
collateralized by all tanks,
pumps, equipment and other terminal
property, and proceeds from a
judgment or settlement of
litigation                                     500,000                   -

                                             ---------          -----------
                                             1,143,915
182,167
    Current maturities                                       83,871
      87,558
                                             ---------          -----------
                                                                 $  1,060,044
         $  94,609
                                             =========          ===========

(a) The first scheduled payment of $22,469 towards the purchase of the building was made in May 1996. Six monthly payments of $3,000 made beginning in February 1996, apply toward the second semi-annual payment. This payment schedule of $3,000 per month was approved by Brownsville Navigational District.

Scheduled maturities are as follows:

              Year ending July 31,

                        1997                          $               83,871
                           1998                                     1,038,850

                        1999                                      21,194
                                               ---------
                                                  $        1,143,915
                                               =========

In December 1995, the Company obtained a revolving line of credit for $140,000 expiring on December 10,1996. Interest is calculated on this credit line at the prime rate plus 3%. At July 31, 1996, the Company did not have a balance outstanding.

NOTE J - STOCKHOLDERS' EQUITY

 On September 18, 1993, the Company entered into a private placement offering for the sale of 150,000 shares of its $.01 per value, 11% convertible non-cumulative, non-voting preferred stock at a purchase price of $10.00 per share. The preferred stock will pay semi-annual dividends upon declaration and will be convertible, at the option of the holder for a period of 5 years, into common voting shares of the Company at a conversion ratio of one share of preferred stock for 3.33 shares of common stock. Upon the expiration of the 5 year conversion period, the remaining preferred stock will automatically be converted into common shares under the aforementioned terms. The preferred stock is not redeemable by the Company.

 On September 29, 1994, the Company agreed to issue 300,000 common shares at approximately $2.25 per share in exchange for partial payment on an existing promissory note with a shareholder.

 On January 31, 1995, the Company agreed to issue 300,000 common shares at approximately $2.42 per share in exchange for full payment on an existing promissory note with a shareholder.

 Effective March 1, 1995, the Company agreed to issue 200,000 common shares at $2.00 per share to the Company's sales agent in exchange for canceling the original agreement which will expire June 30, 1998. The value assigned to the commission agreement was being amortized over the life of the original agreement (see note C and E).

 On April 12, 1995, and April 19, 1995, the Company issued
 150,000 and 100,000 common shares, respectively, at $2.00 per share to two existing shareholders in exchange for subscription agreements that were paid in full during May 1995.

 On May 15, 1995, one shareholder converted 30,000 preferred shares to 100,000 common shares.

 On July 5, 1995, the Company issued 165,000 common shares at
 $2.00 per share to a new shareholder in exchange for promissory notes that were paid in full as of August 23, 1995.

 On August 25, 1995, the Board of Directors agreed to issue 20,000 shares of common stock, at $3.75 per share, to an investment advisory firm as compensation for financial advisory services to be provided for a period of one year. As additional compensation, the firm will receive a "cash success" fee and common stock warrants based on capital raised (see note E).

 On February 16, 1996, the Board of Directors agreed to allow the holder of 100,000 of the Company's $1.25 per share warrants to convert the warrants into common stock in exchange for a three year retainer contract for future legal fees (see note E).

 On February 26, 1996, the Board of Directors granted 330,000 warrants to a director to purchase 330,000 shares of common stock for $2.50 per share through February 8, 2000, in exchange for advisory services during that period.

 On February 26, 1996, the Board of Directors granted 200,000 warrants to the new Chairman of the Board to purchase 200,000 shares of common stock for $2.50 per share through February 29, 2000.

 On July 16, 1996, the Board of Directors agreed to issue 20,000 shares of common stock as settlement for consulting services previously accrued during the year ended July 31, 1995.

In October 1995, the Financial Accounting Standards Board issued
 Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Company adopted this standard during the year ended July 31, 1996.

NOTE K - STOCK WARRANTS

The following is a summary of common stock warrants outstanding:

                                                                  Price Per

   Expiration
                                          Shares        Share
Date
                             ---------     -------
Class A Granted
    August 27, 1992               1,000,000     $  1.25          April 12, 1997
                             ---------     -------
Outstanding at
   July 31, 1993                       1,000,000        1.25

Class A Granted
   October 21, 1993                       150,000            1.25
October 21, 1996

Class A Granted
   April 14, 1994                         340,000            1.25
April 14, 1998

Class A 2 for 1 split
   June 10, 1994                       1,490,000        1.25
                             ---------      ------
Outstanding at
   July 31, 1994                       2,980,000        1.25


Class A Granted
   July 5, 1994                           215,000            2.50       August
31, 1998

Class A Granted
   November 14, 1994           255,000        2.50       April 13, 1997

Class B Granted
   January 6, 1995                      50,000          7.50          October
31, 1997

Class A Granted
   May 1, 1995                                450,000        2.50          May
1, 1998
                             ---------     ----------
Outstanding at
   July 31, 1995                            3,950,000   $ 1.25 - 7.50

                                           Price Per     Expiration
                               Shares        Share          Date
                              ---------    ----------    ----------
Class A Granted
   April 12, 1995;                   200,000            2.50       May 31, 1999
   Issued
   September 14, 1995

Class A exercised
   February 16, 1996                     (100,000)       1.25

Class A Granted
   February 26, 1996           330,000        2.50       February 8, 2000


Class A Granted
   February 26, 1996           200,000        2.50       February 29, 2000

Class A Granted
   June 6, 1996                 50,000        5.00       February 28, 2001

Class A Granted
   June 6, 1996                             50,000           5.00       April
11, 2001
                             ---------    ------------
Outstanding at
   July 31, 1996                       4,680,000   $ 1.25 - 7.50
                             =========    ============

NOTE L - COMMITMENTS AND CONTINGENCIES

    Bank Litigation

 During 1994, the Company entered into discussions with International Bank of Commerce-Brownsville, a Texas state banking association, (IBC) for a proposed letter of credit, term loan, and working capital financing. In anticipation of receiving funding, the Company executed various documents including a Security Agreement dated July 1, 1994, assigning and granting to IBC a security interest in significantly all of the Company's business and assets, including its pipeline lease agreement, its leased land at the Port of Brownsville, its terminal facilities and related equipment, inventories and all contracts and accounts receivable.

 Beginning July 1, 1994, IBC advanced the Company directly or made payments directly to certain of the Company's creditors a total of $1,507,552 against the collateral. On August 5, 1994, IBC notified the Company that it would not honor certain of the Company's checks but would continue to honor its irrevocable letters of credit issued on behalf of the Company.

 On August 24, 1994, the Company filed an Original Petition and Application for injunctive Relief against IBC seeking
 1) either enforcement of the credit facility between the Company and IBC or a release of the Company's collateral consisting of significantly all of the Company's business and assets, 2) declaratory relief with respect to the credit facility and 3) an award for damages and attorney's fees.

 In response to the Company's request for injunctive relief, IBC filed a motion on August 29, 1994, to compel arbitration and to stay the proceedings. On September 12, 1994, a State District Court in Cameron County, Texas, signed an order compelling the Company and IBC to resolve all of the Company's claims against IBC in final arbitration. The arbitration was conducted through the American Arbitration Association, Commercial Arbitration No. B 70 148 0133 94 A.

 On November 3, 1994, IBC filed a Responsive Pleading in Arbitration alleging that there was no loan agreement between the Company and IBC. In addition, IBC requested that the arbitrators declare that IBC is not liable to the Company as alleged, and that IBC be entitled to an award of $25,000,000 for Business Disparagement/Defamation and $100,000,000 in Punitive Damages plus reasonable attorney's fees.

 On November 7, 1994, the Company and IBC agreed to a partial release of certain collateral (accounts receivable) after the Company made cumulative payments through that date to IBC totaling $800,000. The remaining unpaid balance to IBC at that date totaled $672,552, excluding interest ($30,448) and fees ($39,853). The release allowed the Company to obtain the accounts receivable financing discussed in note N.

 On May 5, 1995, IBC filed a First Amended Responsive Pleading in Arbitration again alleging there was no loan agreement between the Company and IBC and requesting damages in excess of $750,000 plus $3,500,000 for Business Disparagement/Defamation plus an amount of Punitive Damages to be determined by the trier of fact.

 The arbitration hearing, held before a panel of three neutral arbitrators, commenced on July 19, 1995 and concluded on August 2, 1995. On October 10, 1995, the Company received notification of the Award of Arbitrators (Award) which called for IBC to pay to the Company the sum of (a) $3,246,754 for Breach of Contract and (b) attorney's fees of $568,000.
 In addition, the Award called for the Company to pay to IBC the sum of (a) $804,016 and (b) attorney's fees of $200,000 on IBC's counterclaim for Breach of Contract. Both parties' awards accrue post-award interest at 9.75% compounded annually.

 On February 28, 1996, after hearing and denying IBC-Brownsville's motion to vacate the arbitration award, the following judgment was ordered:

   International Energy Development Corporation n/k/a Penn
   Octane Corporation shall have a judgment against International Bank of Commerce-Brownsville in the sum of $2,810,737, plus post-award interest at a rate of 9.75% compounded annually to begin running 10 days after the date the award was signed by the requisite number of arbitrators (September 21, 1995) to the entry of this Judgment and thereafter at the statutory rate (10%).

   Upon the entry of this Judgment International Bank of Commerce-Brownsville shall release all collateral transferred to it by International Energy Development
   Corporation n/k/a Penn Octane Corporation.

   The Court further ordered that International Energy
   Development Corporation n/k/a Penn Octane Corporation shall have and recover from International Bank of Commerce-Brownsville attorney's fees in the sum of $100,000 for services rendered in pursuing the entry of Judgment in this case, together with interest at the statutory rate from date of entry of this Judgment until paid and conditionally $7,500 for any appeal to the Court of Appeals and $5,000 for any appeal to the Texas Supreme Court and $2,500 in the event Writ is granted by the Supreme Court.

 On June 3, 1996, IBC-Brownsville filed an appeal, but the Company continues to believe that the judgment is final, binding, collectible and will resolve the litigation with IBC-Brownsville. The financial statements do not include any adjustments reflecting the gain contingency (the Award), net of attorneys' fees, or the offset. Short-term borrowing of $672,552 reflects the principal amount of the offset. The Award will be accounted for when it is actually realized and the offset will be accounted for at the time IBC-Brownsville has exhausted all appeals.

 On April 18, 1996, the Company reached agreement to accept
 $400,000 to settle a lawsuit it filed in October 1995 against a party related to IBC-Brownsville. As part of the settlement agreement, the parties executed mutual releases from future claims related to the IBC-Brownsville litigation. Additionally, the defendant provided an indemnity agreement to the Company against future claims from IBC-Brownsville. The amount is recorded in the statement of operations for the year ended July 31, 1996.

 On June 26, 1996, IBC-Brownsville filed suit against the Company, Case No. 96-06-3502 in the 357th Judicial District Court of
 Cameron County alleging that the Company, in filing the judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Company's judgment against them prevented them from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On
 September 23, 1996, the court which entered the judgment on behalf of the Company indicated in a preliminary ruling that the Company was privileged in filing the judgment to clear title to its assets. The Company believes the case to be frivolous and is a breach of the settlement agreement entered into with a sister bank of IBC-Brownsville. Further, the Company believes this cause of action is covered by an indemnity agreement from that sister bank.

 Purchase Commitment

 On September 26, 1996, the Company entered into a Term Sale Agreement with its main propane supplier. The agreement is for a one year period beginning on October 1, 1996. The terms of this agreement, such as pricing and volumes, mirror the terms of the Company's sales agreement with its main customer, as described in note P.

 Letters of Credit

 In January of 1996, the Company obtained a standby letter of credit in favor of a propane supplier. The standby letter of credit is for $40,000 and expires December 1, 1996. In August of 1996, the Company obtained a $40,000 standby letter of credit for another supplier, which expired on September 30, 1996.

 In accordance with the purchase commitment discussed above, in September of 1996 the Company obtained a $625,000 letter of credit in favor of its main propane supplier. The agreement expires September 30, 1997. As part of the terms and conditions of this letter of credit, the Company executed a $625,000 demand promissory note to the issuing bank. The note accrues interest at the prime rate (8.25% in September 1996) plus 3% and is guaranteed by the Company's president.

    Operating Lease Commitments

 The Company has lease commitments for its pipeline, land, office space and office equipment. The pipeline lease requires monthly fixed payments of $45,834 and monthly service payments of $8,690 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice.
 The Company can also terminate the lease at any time after the first twelve months by giving thirty days notice only if its sales agreement with its main customer is terminated.
 The Company can also terminate the lease at any time after the fifth anniversary date of the lease by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

 The operating lease for the land requires semi-annual payments of $17,712 through October 1998, and gives the Company the option of one additional five year term.

 Rent expense was $688,932 and $730,011 for the years ended
 July 31, 1996 and 1995, respectively. As of July 31, 1996, the minimum lease payments are as follows:


                        Year ending July 31,
                                  1997                               $    732,96
0
                                     1998
    690,
856
                                  1999
661,6
68
                                     2000
    654,
288
                                  2001
654,288
                              Thereafter
1,744,768
                                                     ---------
                                                                           $
5,138,828
                                                     =========

 The Company has not made all payments required by the lease agreements. Approximately $110,000 is owed under the pipeline lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The July 1, 1996 monthly pipeline lease payment was paid in August 1996. In addition, approximately $3,400 is owed for late fees under the land lease. Neither lessor has not made demand for payment. The Company has included the amounts owed in the accompanying balance sheet as accounts payable-trade.

Employment Contracts

 The Company had employment contracts with two of its executives and one former executive as of July 31, 1995. The contract with the former executive was canceled as of July 31, 1996. The Company's two remaining employment contracts expire October 31, 1996 and January 31, 2001. Aggregate compensation under employment agreements totaled $327,692 and $196,000 for the years ended
 July 31, 1996 and 1995, respectively. Minimum salaries under the remaining agreement will amount to $332,308 for the year ended
 July 31, 1997 and $300,000 per year thereafter.

NOTE M - OPTION TO ACQUIRE NATIONAL POWER EXCHANGE GROUP, INC.

On October 30, 1994, the Company signed an agreement to sell its option to purchase National Power Exchange Group (NPEG) in exchange for a promissory note of $2,000,000 to be paid over various periods no later than January 1, 1996. A gain of $1,222,212 was recorded during the quarter ended October 31, 1994, which reflected the settlement agreement discounted by the Company's incremental borrowing rate less the funds advanced to NPEG during the fiscal year ended July 31, 1994. NPEG made a payment of $300,000 during the quarter ended January 31, 1995, and a payment of $200,000 during the quarter ended October 31, 1995. Due to uncertainties related to the timing of the financing of NPEG's power project, the Company made a provision to reduce the amount due under the settlement agreement to $779,957 at July 31, 1995. At October 31, 1995, the net amount due was $589,114. On April 5, 1996, NPEG made a final payment of $600,000. In accordance with the settlement agreement with two of the contractors, most of these funds were used to reduce construction payables (see note H).

NOTE N - ACCOUNTS RECEIVABLE FACTORING AND SECURITY AGREEMENT

 On October 24, 1994, the Company entered into an Accounts Receivable Factoring and Security Agreement under which the Company submitted all invoices and was advanced funds sufficient to pay for LPG purchases. As of July 31, 1995, the Company and the factor negotiated an acceptable payoff schedule for the outstanding balance due under the agreement. The principal balance of $160,000 outstanding at July 31, 1995, was paid in August 1995.


NOTE O - REALIZATION OF ASSETS

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
 As discussed in Note A, the Company depends heavily on sales to one major customer and has no significant operating history on which to base such an assumption.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying balance sheet is dependent upon the collection of the Award of Arbitrators or the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existance.

 To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to 1) collect the Award of Arbitration, 2) increase sales to its current customers, and 3) increase its customer base.


NOTE P - SUBSEQUENT EVENT

The Company's arrangement with its major customer had expired at July 31, 1996. After two months of negotiation, a new agreement for a one year period commencing October 1, 1996 was reached on October 10, 1996. Under the terms of this agreement, the Company has committed to supply and the customer has committed to purchase a minimum volume of LPG each month with seasonal variability. The minimum volume to be sold under this agreement exceeds the minimum volume sold under the previous arrangement.

Item 8.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

    None.


Part III

Item 9.  Directors and Executive Officers of the Registrant

    Set forth below are the names of the executive officers, their ages, positions, offices and terms held.


         Name and Age                            Positions with the Company
________________________________      __________________________________
    Thomas P. Muse (59)                     Director and   Chairman of the Board
     Mark D. Casaday (35)                   Director and   President
     Thomas A. Serleth (47)               Director and Executive Vice
                                            President, Secretary, Treasurer
                                      and Chief Financial  Officer
    Jerome B. Richter (60)                  Director and   Chairman of the
Board,
                                             President and Chief Executive
                                             Officer
    Ian T. Bothwell (36)                    Vice President,
                                             Treasurer, Assistant    Secretary
                                      and Chief  Financial Officer
    Jorge R. Bracamontes (32)                Director and Executive Vice
                                             President and Secretary
    Kenneth G. Oberman (34)                 Director
    John Holmes (58)                        Director
    Stewart J. Paperin (48)               Director
    John H. Robinson (73)                   Director


         Thomas P. Muse was elected as a director in February 1996 and has served as Chairman since that time. From 1984 to the present, Mr. Muse has been chairman of Muse, Stancil & Co., an above ground oil and gas engineering consulting firm. Mr. Muse resigned as Chairman and a director on October 24, 1996. During the year ended July 31, 1996, Mr. Muse received $55,385 for services performed for the Company.

         Mark D. Casaday was elected as a director in October 1993 and has been President since December 1994. From October 1993 to
 December 1994, Mr. Casaday served as Executive Vice President of the Company. Mr. Casaday founded Penn Octane Corporation in
 1990 and served as its President until its merger into the Company in October 1993. Mr. Casaday resigned as a director on October 24, 1996.

         Thomas A. Serleth was elected as a director in December 1994 and has served as Executive Vice President since that time.
 On August 1, 1996, Mr. Serleth was elected to the additional positions of Secretary and Treasurer. Since April 1994,
 Mr. Serleth has served as Vice President and Chief Financial Officer. Prior to joining the Company in February 1994, Mr. Serleth was a Principal at Babcock & Brown, Inc., an investment banking firm for the period from March 1992 to January 1994. From
 March 1991 to March 1992, Mr. Serleth was a principal at Industrial Finance Associates, an investment banking firm.
 Mr. Serleth resigned his positions as an officer and as a director on October 24, 1996.

  Jerome B. Richter founded the Company and served as Chairman of the Board and Chief Executive Officer from the date of its organization in 1992 to December 1994, when he became Secretary/Treasurer of the Company until his resignation from those positions on August 1, 1996. Effective October 29, 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer. From 1988 to 1991, Mr. Richter was Chairman of the Board and Chief Executive Officer of KangaROOS U.S.A., Inc., an athletic shoe and apparel manufacturer and operating divisions and subsidiaries worldwide.


         Ian T. Bothwell was elected as Vice President, Treasurer, Assistant Secretary and the Company's Chief Financial Officer on October 29, 1996. Mr. Bothwell is the founder of Bothwell & Associates, S.A. de C.V., a management consulting and financial advising company. During the period February 1992 through November 1993, Mr. Bothwell was a senior manager with Ruez, Urquiza Y CIA, S.C., the Mexican affiliate of Arthur Andersen & Co. From 1987 through 1992, Mr. Bothwell was controller and Director of Financial Analysis for Brooke Management Inc.

         Kenneth G. Oberman has been a director of the Company since its organization in 1992. Mr. Oberman is employed by Fujitsu, a San Jose, California based computer peripherals company.

         Jorge R. Bracamontes was elected as a director of the Company in February 1996. Effective October 29, 1996, he was elected
 Executive Vice President and Secretary of the Company. Prior to joining the Company, Mr. Bracamontes was a general counsel of environmental matters for PEMEX.

         John Holmes was elected as a director of the Company in February 1996. Since 1991, Mr. Holmes has served as President and Chief Executive
 Officer of John P. Holmes and Co., and investment company.

         Stewart J. Paperin was elected as a director of the Company in February 1996. Mr. Paperin is managing director of Lionrock
 Partners, a management consulting and investments firm. During the period from 1993 through 1996, Mr. Paperin was the President of Capital
 Resources East, a management consulting firm. From 1991 to 1993, Mr. Paperin served as President at Brooke Group International.

         John H. Robinson was elected as a director of the Company in February 1996. Mr. Robinson currently serves as vice chairman at Commonwealth Associates, an investment banking firm. Prior to 1993, Mr. Robinson served as chairman at the Harper Group, an international transportation and information management company.

  In October, 1996, the Company and J.B. Richter, Chairman and
 President, without admitting or denyin the findings contained therein (other than as to jurisdiction), consented to the issuance of an Order by the Securities and Exchange Commission (the "Commission") in which the Commission (i) made findings that the Company and Richter had violated portions of Section 13 of the Securities Exchange Act relating to the filing of periodic reports and the maintenance of books and records, and certain related Rules under said Act, and (ii) ordered respondents to cease and desist from committing or causing any current or future violations of such Sections and Rules.

         Mr. Richter has been named in a lawsuit by the former chairman of the Company alleging breech of contract. Mr. Oberman is Mr. Richter's son. The directors and executives of the Company are involved in no other legal proceedings.


Item 10. Executive Compensation

         In the fiscal year ended July 31, 1996, Mr. Casaday served as President. For his duties, Mr. Casaday received $111,692.
 Additionally, in the fiscal year ended July 31, 1996, Mr. Richter received $132,923 for his duties as Secretary and Treasurer and Mr. Serleth received $101,308 for his duties as Executive Vice
 President and Chief Financial Officer. No other executives of the Company earned more than $100,000 in salary and bonus.

         The Company has signed three and six year employment agreements with Mr. Casaday and Mr. Richter, respectively. These agreements expire October 31, 1996 and January 31, 2001 for Mr. Casaday and
 Mr. Richter.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    a) As of July 31, 1996, the following are beneficial owners of more than five percent of the Company's voting securities:

                                     Name and Address  Amount and
                                  of Beneficial       Nature of Ben-
    Title of Class                Owner          eficial Owner   Percent of
Class
    ----------------        ----------------- ---------------- ----------------
 Common Stock            Jerome B. Richter       1,700,000 1         32.66%
                                    900 Veteran's Blvd
                                    Redwood City, CA

    b) As of August 31, 1996, the following equity securities are beneficially owned by the directors and executives of the Company:

                             Name and Address    Amount and
                                  of Beneficial      Nature of Ben-
    Title of Class                Owner              eficial Owner     Percent
of Class
----------------         ----------------   --------------- ----------------
Common                    Jerome B. Richter      1,700,000           32.66%
                                    900 Veteran's Blvd
                                    Redwood City, CA

Common                     Mark Casaday               180,000 2           3.46%
                                    President
                                    5847 San Felipe
                         Suite 3420
                                    Houston, TX

Common                     Kenneth G. Oberman         89,000 3            1.71%
                                    Director

Common                     Thomas A. Serleth           22,700 4            .44%
                                    Executive Vice
                         President
                                  5847 San Felipe
                         Suite 3420
                                    Houston, TX

Common                       Thomas P. Muse           85,714 5            1.65%
                                    100 McKinney Place
                                    3131 McKinney Avenue
                                  Dallas, Texas

Common                       Stewart J. Paperin       16,000              .31%
                         14 East 60th Street
                         New York, NY

    As a group, the officers and directors of the Company are beneficial owners of 2,093,414 (40.22%) of the voting securities of the
Company.6

    c) As of October 27, 1996, there are no known arrangements that could result in a change in control of the Company.

[FN]
1 Mr. Richter is beneficial owner of 2,300,000 $1.25 Class A common stock purchase warrants.
2 Mr. Casaday is beneficial owner of 200,000 $2.50 Class A common stock purchase warrants.
3 Mr. Oberman is beneficial owner of 100,000 $1.25 Class A common stock purchase warrants.
4 Mr. Serleth is beneficial owner of 260,000 $2.50 Class A common stock purchase warrants.
5 Mr. Muse is beneficial owner of 242,856 $2.50 Class A common stock purchase warrants.
6 Mr. Holmes is beneficial owner of 330,000 $2.50 Class A common stock purchase warrants and Mr. Robinson is beneficial owner of 100,000 $5.00 Class A common stock purchase warrants.

Item 12. Certain Relationships and Related Transactions

    During the year ended July 31, 1996, the Company received advances from two of the officers. These advances were fully repaid during the year.

    During the year ended July 31, 1996, the Company entered into long-term debt agreements with a director of the Company and a company controlled by the director.

    During the year ended July 31, 1995, the Company made advances to, and received advances from, the former chairman and several companies wholly-owned by him. These advances accrued interest at an annual rate of 8%. The total owed the Company aggregated as much as $144,000 during the year. As of July 31, 1995, the Company owed $19,762 to the former chairman.

    During the year ended July 31, 1995, the Company entered into certain commission arrangements with a consulting firm that assisted the Company in its efforts to negotiate purchase orders with its customer. The former chairman, elected by the Board of Directors at its January 6, 1995 meeting, is related to a person with a decision making role with the consulting firm.



Item 13. Exhibits and Reports on Form 8-K

    a.   Exhibits

    The following Exhibits are incorporated herein by reference:

    3.1 Restated Certificate of Incorporation of the Registrant dated as of February 1, 1995.

    10.1      Lease dated as of May 10, 1993 between Nine-C
       Corporation and J.B. Richter, Capital Resources and
       J.B. Richter, an individual as amended with respect to the Company's executive offices.

    10.2      Employment Agreement between the Registrant and
       Jerome B. Richter dated as of July 12, 1993.

    10.3      Lease dated as of September 13, 1993 between
       Seadrift Pipeline Corporation and Registrant with respect to the Registrant's pipeline rights.

    10.4 Lease dated as of October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to the Registrant's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement.

    10.5      Employment Agreement between the Registrant and
       Mark D. Casaday dated as of October 22, 1993.

    10.6      Security Agreement between International Bank of
       Commerce and Registrant dated as of July 1, 1994.

    10.7      Employment Agreement between the Registrant and
       Jorge V. Duran dated as of August 29, 1994, including related amendment to the Agreement dated as of November 13, 1994.

    10.8      Factoring and Security Agreement between Allstate
       Financial Corporation and Registrant dated as of October 24, 1994 including related amendment to the Agreement dated as of December 2, 1994.

    10.9 Propane Sale Agreement between Exxon Company, U.S.A. and Penn Octane Corporation dated as of December 28, 1994.

    The following documents are included herewith:

    10.10 Security Agreement between Bay Area Bank and
       Registrant dated as of December 06, 1995.

 10.11 Purchase Agreement between Eagle Oil Company and Registrant dated as of February 22, 1996.

 10.12 Judgment from litigation with International Bank of Commerce - Brownsville dated as of February 28, 1996.

    10.13 Loan Agreement, Promissory Note, Security Agreement, and
       Common Stock Purchase Warrant Agreement
       between John H. Robinson and Registrant dated as of March 1, 1995.

 10.14 Loan Agreement, Promissory Note, Security Agreement, and
       Common Stock Purchase Warrant Agreement between TRAKO
       International Company LTD, and Registrant dated as of April 30, 1996.

 10.15 Promissory note, letter of credit and Security Agreement between Bay Area Bank and Registrant dated as of October 3, 1996.

    10.16 LPG sales agreement between P.M.I. Trading Ltd. And
       Registrant dated as of October 10, 1996.

    10.17 LPG purchase agreement between Exxon Company U.S.A.
       and Registrant dated October 1, 1996.

 10.18 Extension of June 16, 1995 Payout Agreement between
       Penn Octane Corporation and     Lauren Constructors, Inc. and
       Tom Janik and Associates, Inc. dated October 10, 1996
         (Including June 16, 1995 Payout Agreement)

    27.0  Financial Data Schedule.


 b.    Reports on Form 8-K

       On October 28, 1996, the Registrant filed a Form 8-K
       Current Report regarding the resignation of three directors, incorporated by reference.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         PENN OCTANE CORPORATION

         By:  _______________________
              Ian T. Bothwell
              Vice President &
              Chief Financial Officer




_________________________________
Jorge R. Bracamontes, Executive Officer; Director


_________________________________
John P. Holmes, Director


_________________________________
Kenneth G. Oberman, Director


_________________________________
Stewart J. Paperin, Director


_________________________________
Jerome B. Richter, Executive Officer; Director