Form 10QSB
period 1996-10-31
PENN OCTANE CORP
filed 1996-12-16
CIK 893813

____________________________________________________________________________



U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended October 31, 1996

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
 THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

    Commission File No. 0-24394

Penn Octane Corporation
(Exact name of registrant as specified in charter)

                                  Delaware
52-1790357
    (State or other jurisdiction      (I.R.S. Employer Identification No.)
 of incorporation or organization)

5847 San Felipe, Suite 3420, Houston, TX         77057
(Address of principal executive offices)      (Zip Code)

(713) 952-5703
(Registrant's telephone number, including area code)






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No____

As of October 31, 1996, 5,205,000 shares of the Registrant's common stock were outstanding.

Penn Octane Corporation


INDEX


PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

    Balance Sheet as of October 31, 1996                                  3

    Statements of Operations for the three months ended
    October 31, 1996 and 1995                                             4

    Statements of Cash Flows for the three months ended
    October 31, 1996 and 1995                                             5

    Notes to Financial Statements                                     6-9

Item 2.  Management's Discussion and Analysis or Plan
    of Operation                                                       10-12


PART II. OTHER INFORMATION:

 Item 1.   Legal Proceedings                                       13

    Item 2.   Changes in Securities                                      13

    Item 3.   Defaults Upon Senior Securities                            13

Item 4.    Submission of Matters to a Vote of Security Holders     13

Item 5.    Other Information                                       13

Item 6.    Exhibits and Reports on Form 8-K                        13

Penn Octane Corporation
PART I - ITEM 1
                          BALANCE SHEET
                           (Unaudited)

              ASSETS                                        October 31, 1996

Restricted cash                                              $500,000
Trade accounts receivable                                            344,064
Inventories                                                         362,742
Prepaid expenses                                                     43,270
Other current assets                                                 22,250
                                                            _________
    Total current assets                                               1,272,326

Property, plant and equipment
 (net of accumulated depreciation of $925,418)                  3,290,779
Lease rights
 (net of accumulated amortization of $346,212)                      807,828
Other noncurrent assets                                            40,147
                                                            _________
    Total assets                                               $     5,411,080
                                                            =========

              LIABILITIES & STOCKHOLDERS' EQUITY

Short-term borrowing                                                 772,552
Current maturities of long-term debt                              1,118,252
Construction accounts payable                                        550,707
Trade accounts payable                                             755,407
Accrued liabilities                                                   635,467
                                                            _________
    Total current liabilities                                        3,832,385


Long-term debt                                                       346,194

Stockholders' equity
Preferred stock-$.01 par value,
 5,000,000 shares authorized;
    270,000 convertible shares issued
 and outstanding at     October 31, 1996                            2,700
Common stock-$.01 par value,
 25,000,000 shares authorized;
    5,205,000 shares issued and outstanding
 at October 31, 1996                                                 52,050
Additional paid-in capital                                      5,954,566
Accumulated deficit                                           ( 4,776,815)
                                                          ____________
         Total stockholders' equity                                       1,232,
501

         Total liabilities and stockholders' equity                  $    5,411,
080
                                                          ===========


See Notes to Financial Statements

Penn Octane Corporation

                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                      Three Months Ended
                                                      October 31,     October
31,
                                                     1996            1995

Revenues                                              $    2,546,493      $
5,55
6,792

Cost of goods sold                                         2,752,965
5,29
4,401
                                             _________        _________
Gross profit                                               ( 206,472)
  262,391

Selling, general and
 administrative expenses                                          427,189

   297,126
                                             _________        _________
    Operating loss                                          ( 633,661)
(  34,735)

Other expense
    Interest expense                            (  53,627)       (  54,361)
                                             _________        _________
         Net loss                                        $( 687,288)      $(
89,096)
                                             =========        =========

     Loss per common share                          $   (0.13)        $   (.02)
                                             =========        =========
    Weighted average common
    shares outstanding                                           5,205,000
    5,085,000
                                             =========        =========




See Notes to Financial Statements

Penn Octane Corporation

                          STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Three Months Ended
                                                   October 31,       October 31,
                                                      1996                1995

INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net loss                                         $(   687,288)            $(
89,
096)
Adjustments to reconcile
 net loss to net cash
    provided by (used in)
 operating activities:

    Depreciation and Amortization                           143,869
1
68,521

Changes in current assets
 and liabilities:
 Restricted cash                           ( 500,000)                -
    Trade accounts receivable                         (    314,601)
(   20
,206)
    Interest receivable                                    26,233

139
    Note receivable                                                   -

    100,000
    NPEG note                                                   -
    190,
843
    Inventories                                                 82,309
         -
    Prepaids and other current assets                 (  17,710)
51,33
8
    Construction and accounts payable                      412,951         (
130,587)
    Advances from and to related party (net)                         -
    (  39,135)
    Accrued liabilities                                    74,556            (
 1,364)
                                           _________         _________
    Net cash provided by (used in)
    operating activities                              ( 779,681)
230,4
53

Cash flows from investing activities:
    Capital expenditures                                   (    5,375)
  ( 71,080)
    Other                                                                 -
          (   1,500)
    Net cash provided by (used in)             ________          ________
    investing activities                                       (  5,375)
 ( 72,580)

Cash flows from financing activities:
    Short-term borrowing                                    100,000
(
160,000)
    Long-term debt borrowing                               325,000
(   1
,517)
 Reduction in long-term debt                 ( 4,469)                -
    Issuance of common stock                                    -
         -
    Increase (decrease) in bank overdraft                       -
(
19,977)
                                             _______          ________
    Net cash provided by financing activities              420,531
(
181,494)

         Net increase (decrease) in cash                  (364,525)        (
23,621)

Cash at beginning of period                           364,525
56,78
6
                                             _______           _______
Cash at end of period                            $          -             $
33,165
                                             =======           =======



See Notes to Financial Statements

Penn Octane Corporation

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.  Basis of Presentation

 The balance sheet as of October 31, 1996, the statements of operations, and statements of cash flows for the three months ended October 31, 1996 and 1995 have been prepared by Penn Octane
 Corporation (the "Company") without audit.   In the opinion of
 management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1996 and the results of operations and cash flows for the three months ended October 31, 1996 and 1995.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1996.

 Certain reclassifications have been made to prior year balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.


2.  Loss per Common Share

 Loss per share of common stock is computed based on the weighted average number of shares outstanding. Warrants and shares issuable upon conversion of preferred stock have not been included in the calculation as their effect would be anti-dilutive.


3.  Commitments and Contingencies

 During 1994, the Company entered into discussions with International
 Bank of Commerce-Brownsville, a Texas state banking association (IBC), for a proposed letter of credit, term loan, and working capital financing. In anticipation of receiving funding, the Company executed various documents including a Security Agreement dated
 July 1, 1994, assigning and granting to IBC a security interest in significantly all of the Company's business and assets, including its pipeline lease agreement, its leased land at the Port of Brownsville, its terminal facilities and related equipment, inventories and all contracts and accounts receivable.

 Beginning July 1, 1994, IBC advanced the Company directly or made payments directly to certain of the Company's creditors a total of $1,507,552 against the collateral. On August 5, 1994, IBC notified the Company that it would not honor certain of the Company's checks but would continue to honor its irrevocable letters of credit issued on behalf of the Company.

 On August 24, 1994 the Company filed an Original Petition and Application for Injunctive Relief against IBC seeking: (1) either enforcement of a credit facility between the Company and IBC or a release of the Company's collateral consisting of significantly all of the Company's business and assets; (2) declaratory relief with respect to the credit facility; and (3) an award for damages and attorney's fees.

 In response to the Company's request for injunctive relief, IBC filed a motion on August 29, 1994 to compel arbitration and to stay the proceedings. On September 12, 1994, a State District Court in Cameron County, Texas, signed an order compelling the Company and IBC to resolve all of the Company's claims against IBC in final arbitration. The arbitration was conducted through the American Arbitration Association, Commercial Arbitration No. B 70 148 0133 94 A.

 On November 3, 1994, IBC filed a Responsive Pleading in Arbitration alleging that there was no loan agreement between the Company and IBC. In addition, IBC requested that the arbitrators declare that IBC was not liable to the Company as alleged, and that IBC was entitled to an award of $25,000,000 for Business Disparagement/Defamation and $100,000,000 in Punitive Damages plus reasonable attorney's fees.

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

 The arbitration hearing, held before a panel of three neutral arbitrators, commenced on July 19, 1995, and concluded on August 2, 1995. On October 10, 1995, the Company received notification of the Award of Arbitrators (Award) which called for IBC to pay to the Company the sum of (a) $3,246,754 for Breach of Contract and (b) attorneys' fees of $568,000. In addition, the Award stated that IBC was entitled to an offset of (a) the sum of $804,016 and (b) attorneys' fees of $200,000 on IBC's counterclaim against the Company for Breach of Contract. Both parties' awards accrue post-award interest at 9.75% compounded annually.

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

   The Court further orders that International Energy Development
   Corporation n/k/a Penn Octane Corporation shall have and recover from International Bank of Commerce-

   Brownsville attorneys' fees in the sum of $100,000 for services rendered in pursuing the entry of Judgment in this case, together with interest at the statutory rate from date of entry of this Judgment until paid and conditionally $7,500 for any appeal to the Court of Appeals and $5,000 for any appeal to the Texas Supreme Court and $2,500 in the event Writ is granted by the Supreme Court.

 On June 3, 1996, IBC-Brownsville filed an appeal, but the Company continues to believe that the judgment is final, binding, collectible and will resolve the litigation with IBC-Brownsville. The financial statements do not include any adjustments reflecting the gain contingency (the Award), net of attorneys' fees, or the offset (principal and interest). Short-term borrowing of $672,552 reflects the principal amount of the offset. The Award will be accounted for when it is actually realized and the offset will be accounted for at such time as IBC-Brownsville has exhausted all appeals.

 On April 18, 1996, the Company reached agreement to accept
 $400,000 to settle a lawsuit it filed in October 1995 against a bank related to IBC-Brownsville (related Bank). As part of the settlement agreement, the parties executed mutual releases from future claims related to the IBC-Brownsville litigation.
 Additionally, the defendant provided an indemnity agreement to the Company against future claims from IBC-Brownsville. The amount is recorded in the statement of operations for the year ended July 31, 1996.

 On June 26, 1996, IBC-Brownsville filed suit against the Company, Case No. 96-06-3502 in the 357th Judicial District Court of
 Cameron County alleging that the Company, in filing the judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Company's judgment against them prevented them from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000.
 On September 23, 1996, the court which entered the judgment on behalf of the Company indicated in a preliminary ruling the the Company was privileged in filing the judgment to clear title to its assets. The Company believes the case to be frivolous and is a breach of the settlement agreement entered into with the related Bank.
 Further, the Company believes this cause of action is covered by an indemnity agreement from that related Bank.

 In connection with the IBC-Brownsville suit, the Plaintiffs were required to file a brief with the court by November 18, 1996.
 The Company's counsel has informed the Company that IBC-Brownsville failed to file its brief by November 18, 1996, and has been granted a final extension until January 17, 1997 file its brief.


4.  Purchase Commitment

 On September 26, 1996, the Company entered into a Term Sale Agreement with its main propane supplier. The agreement is for a one year period beginning on October 1, 1996. The terms of this agreement, such as pricing and volumes, mirror the terms of the Company's sales agreement with its major customer.

5.  Letters of Credit

 In January of 1996, the Company obtained a standby letter of credit in favor of a propane supplier. The standby letter of credit was for $40,000 and expired December 1, 1996. In August of 1996, the Company obtained a $40,000 standby letter of credit for another supplier. The letter of credit expired on September 30, 1996.

 In accordance with the purchase commitment discussed above, in September of 1996 the Company obtained a $625,000 letter of credit in favor of its main propane supplier. As part of the terms and conditions of this letter of credit, which expires September 30, 1997, the Company executed a $625,000 demand promissory note to the issuing bank. The note is collateralized by a $500,000 deposit, accrues interest at the prime rate (8.25% as of October 31, 1996) plus 3% and is guaranteed by the Company's president.

 On November 5, 1996, the Company's main propane supplier presented for payment $495,315.10 against the letter of credit, representing a partial drawing. As a result of the this draw down, the remaining balance available under the letter of credit is $129,684.90.

 In December 1995, the Company obtained a revolving line of credit for $140,000 which expired on December 10, 1996. Interest was calculated on this credit line at the prime rate (8.25% in October 1996) plus 3%. At October 31, 1996, the outstanding balance was $100,000, which is reflected in short-term borrowings.


6.  Long-term debt

 During October, 1996, the Company issued 6.5 units in a private placement totaling $325,000 (the "Units"). Each Unit consists of (i) a Promissory Note and (ii) Fifty Thousand Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase Fifty Thousand (50,000) Shares of Common Stock (the "Common Stock") of the Company at an exercise price of $3.00 per share.

 The Promissory Notes accrue interest at 10% annually and are payable on November 7, 1997 (the "Payment Date"). In the event the Company receives in excess of two hundred fifty thousand ($250,000) dollars in connection with any offering of its securities prior to the Payment Date, the Company shall utilize up to one-half of the proceeds from such sale to satisfy the Promissory Note.
 In the event such payment does not fully satisfy the Promissory Note, the Company shall pay the balance due on the Payment Date.

PART I - ITEM 2

Management's Discussion and Analysis or Plan of Operation

Result of Operations

 Revenue for the three months ended October 31, 1996 was $2,546,493 as compared to $5,556,792 for the three months ended
 October 31, 1995, a decrease of 54%. The decrease for the quarter ended October 31, 1996, was due to the expiration of the Company's sales arrangement with a major customer on July 31, 1996. After two months of negotiations, on October 10, 1996, an agreement for a one year period commencing on October 1, 1996 was reached.
 Under the terms of this agreement, the Company has committed to supply and the customer has committed to purchase a minimum monthly volume of LPG with seasonal variability. The minimum volume to be sold under this agreement exceeds the minimum volume sold under the previous arrangement.

 Cost of goods sold for the three months ended October 31, 1996 was $2,752,965 as compared to $5,294,401 in the same quarter during the prior year, a decrease of 48%. This decrease is primarily attributable to the expiration of the Company's sales arrangement with a major customer as described above.

 Gross profit for the three months ended October 31, 1996 was ($206,472) as compared to $262,391 for the three months ended October 31, 1995. The decline was due primarily to the lower volume of LPG gas sold during the three months ended
 October 31, 1996, as a result of the expiration of the Company's sales arrangement with a major customer, described above, and in addition, the continuation of certain fixed costs, despite the significant reduction in volumes sold.

 Selling, general and administrative (SG&A) expenses for the three months ended October 31, 1996, were $427,189 as compared to $297,126 for the same quarter in the prior year, an increase of 44%. This increase was due primarily to increases in administrative costs.

 Interest expense was $53,627 and $54,361 for the three months ended October 31, 1996, and October 31, 1995, respectively. The minor decrease was due primarily to lower average loan balances during the three months ended October 31, 1996 as a result of payments of contractor loan obligations partially offset by increases in long term debt.

 Due to the net losses for the three months ended October 31, 1996 and 1995, no income tax expense was provided.

 In July 1995, due to uncertainties related to the timing of the financing of National Power Exchange Group, Inc.'s (NPEG) power project, the Company made a provision to reduce the amount due under the settlement agreement. During the three months ended, the Company received approximately $200,000 in connection with the settlement agreement. For additional information, please refer to note M of the Company's form 10-KSB for the year ended July 31, 1996.

Liquidity and Capital Resources

 At July 31, 1996, the Company's arrangement with its major customer expired. After two months of negotiation, an agreement was reached. The term of the new agreement is for a one year period commencing October 1, 1996. Under terms of this agreement, the Company has committed to supply and the customer has committed to purchase a minimum volume of LPG each month with seasonal variability. The total committed annual volume exceed the volume sold to the customer during the year ended July 31, 1996.

 Under this agreement, the Company is again responsible for the direct purchase of LPG. As a result, the Company has negotiated an agreement with a major supplier which mirrors the terms and conditions of the Company's sales agreement with its primary customer. The agreements provide the Company with a fixed margin over the cost of gas. The Company has made arrangements with its bank for a standby letter of credit for the benefit of a major supplier for the one year period of the agreements. This letter of credit will enable the Company to purchase LPG on an ongoing basis. As part of the terms and conditions of this letter of credit, the Company executed a demand promissory note, which accrues interest at the prime rate plus 3%, is collateralized by a bank deposit and is guaranteed by the president.

 Since the Company agreed to finance the purchase of LPG, the customer agreed to prepay for approximately 75% of the gallons committed to be purchased in October 1996, and to make payments within ten days of invoicing thereafter. Under the terms of the agreement, invoicing will occur weekly and should reduce the Company's working capital requirements substantially.

 Beginning November 1996, the Company has made arrangements with its major customer to guarantee credit with the Company's main supplier.

 Because the Company had complied with all terms of the settlement agreement entered into on June 21, 1995 with the two contractors, Lauren and Janik, who were owed money from the construction of the Company's terminal, and because the Company had reduced the amount owed the contractors from $1,308,000 to $437,834 as of July 1996, on October 10, 1996, the Company reached an agreement with Lauren and Janik to extend the repayment schedule to April 14, 1997, under substantially similar terms and conditions. Based on the minimum volumes committed to by the Company's primary customer under the agreement which commenced on October 1, 1996, the Company anticipates being able to make repayment in full from cash flow generated by operations.

 While the Company has not made commitments for additional capital expenditures during the next twelve months, it continues to evaluate the cost of and opportunities created by (i) installing a cooling unit and upgrading and extending a pipeline to the loading dock on the Brownsville Navigation Channel in order to commence unloading from and loading onto ocean-going LPG vessels and (ii) the construction and operation of an additional LPG terminal with storage facilities within Mexico and/or closer to U.S.-Mexico border crossings and an extension of the pipeline to this terminal, which is subject to regulatory approval. If determined to be advantageous to the Company's operations, the projects would enable the Company to receive LPG for its major customer for storage and redelivery, export LPG to Caribbean and other Latin American markets and allow for additional sales volumes of LPG into Mexico at substantially higher margins. The total cost of these projects are expected to cost less than $5,000,000.

 In connection with the Company's plan to implement a compressed natural gas refueling station business, on November 13, 1996, the Company entered into a letter of commitment to acquire a majority of the assets of Wilson Technologies Inc., one of the leaders in the design, installation, service and maintenance of compressed natural gas refueling stations and related products, with installations world-wide. The acquisition is subject to board approval by both parties and the negotiation and execution of definitive documents. Under the terms of the letter of commitment, the Company will receive assets, primarily comprised of inventory, accounts receivables and trademarks in exchange for a note payable and certain royalty payments to be paid to Seller based on the value of the assets acquired and future sales of compressed natural gas refueling stations. The Company is also pursuing other transactions in connection with implementing the compressed natural gas refueling station business.

 During October 1996, the Company completed a private placement of Promissory Notes due November 1997. Total proceeds raised from the private placement was $325,000 of which the Company used the net proceeds for working capital requirements.

 Although IBC-Brownsville has appealed the judgment, the court which entered the judgment issued an order on September 23, 1996, which provides that the Company has the right to enter the judgment and free its assets from encumbrance. Management of the Company believes that receipt of the proceeds from the judgment against IBC-Brownsville would enable the Company to substantially eliminate all of its outstanding obligations including all debt and legal fees plus provide additional working capital. At October 31, 1996, the judgment including accrued interest and legal fees approximate $3,226,324, less contingent legal fees.

 Effective October 24, 1996, Thomas P. Muse, Chairman,
 Mark D. Casaday, President, and Thomas A. Serleth, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer resigned as members of the Board of Directors and Officers of the Company. Mr. Casaday continued as President until the expiration of his employment contract on October 31, 1996.

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

 Through a combination of the agreements with its major customer to purchase a minimum monthly volume of LPG and its primary
 LPG supplier to provide increased volumes of LPG, and a full year of sales to U.S. Rio Grande Valley propane distributors, the Company believes it will have cash flow adequate to meet its obligations for the next twelve month period. In addition, the Company anticipates raising additional debt and/or equity, expects collection of the IBC-Brownsville judgment, and intends to expand sales to its major customer, including related products and/or additional services.

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

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

The following Exhibits and Form 8-K are incorporated herein by reference:

a.  Exhibits



The following documents are included herewith:

10.19 Promissory Note between Jerry Williams and Registrant dated October 7, 1996.

10.20 Promissory Note between Richard Serbin and Registrant dated October 9, 1996.

10.21 Promissory Note between James Mulholland and Registrant dated October 29, 1996.

10.22 Promissory Note between Frederick Kassner and Registrant dated October 29, 1996.

27.0   Financial Data Schedule

b.     Reports on Form 8-K

       None.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Penn Octane Corporation




December 13, 1996            By:  /s/ Ian T. Bothwell
                                       Ian T. Bothwell
                                       Vice President and
                                      Chief Financial Officer