Form 10QSB
period 1997-01-31
PENN OCTANE CORP
filed 1997-03-17
CIK 893813

-----------------------------------------------------------------------------


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


     [X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  January  31,  1997
                                         ------------------

     [  ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ____________  to  _____________

     Commission  File  No.  0-24394

                            PENN OCTANE CORPORATION
              (Exact name of registrant as specified in charter)

             DELAWARE                           52-1790357
 (State  or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation  or  organization)
5847  SAN  FELIPE,  SUITE  3420,     HOUSTON,  TX          77057
 (Address  of  principal  executive  offices)            (Zip  Code)

                                (713) 952-5703
             (Registrant's telephone number, including area code)






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    YES      X  NO____
                                                            -------

     As of January 31, 1997, 5,205,000 shares of the Registrant's common stock were outstanding.


------------------------------------------------------------------------------

                            PENN OCTANE CORPORATION


                                     INDEX



PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Balance Sheet as of January 31, 1997                             3

          Statements of Operations for the three and six months ended
          January 31, 1997 and 1996                                        4

          Statements of Cash Flows for the three and six months ended
          January 31, 1997 and 1996                                        5

          Notes to Financial Statements                                 6-10

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                                 11-14


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                               15

Item 2.   Changes in Securities                                           15

Item 3.   Defaults Upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                             15-16

                            PENN OCTANE CORPORATION
PART  I  -  ITEM  1

                                          BALANCE SHEET
                                           (Unaudited)


ASSETS                                                                          January 31, 1997
                                                                               ------------------

Cash                                                                           $          49,469
Restricted cash                                                                            4,685
Trade accounts receivable                                                                464,442
Inventories                                                                              745,977
Prepaid expenses                                                                          86,408
                                                                               ------------------

  Total current assets                                                                 1,350,981

Property, plant and equipment (net of accumulated depreciation of $1,033,660)          3,182,561
Lease rights (net of accumulated amortization of $375,063)                               778,977
Other noncurrent assets                                                                   13,257
                                                                               ------------------

  Total assets                                                                 $       5,325,776
                                                                               ==================


  LIABILITIES & STOCKHOLDERS' EQUITY

Short-term borrowing                                                                     772,552
Current maturities of long-term debt                                                   1,401,403
Construction accounts payable                                                            440,021
Trade accounts payable                                                                   554,566
Accrued liabilities                                                                      615,664
                                                                               ------------------

  Total current liabilities                                                            3,784,206

Long-term debt                                                                            60,043

Stockholders' equity
  Preferred stock-$.01 par value, 5,000,000 shares authorized;
    270,000 convertible shares issued and outstanding at
    January 31, 1997                                                                       2,700
  Common stock-$.01 par value, 25,000,000 shares authorized;
    5,205,000 shares issued and outstanding at January 31, 1997                           52,050
  Additional paid-in capital                                                           5,954,566
  Accumulated deficit                                                                 (4,527,789)
                                                                               ------------------

      Total stockholders' equity                                                       1,481,527
                                                                               ------------------

      Total liabilities and stockholders' equity                               $       5,325,776
                                                                               ==================




See  Notes  to  Financial  Statements

                            PENN OCTANE CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three  Months  Ended            Six  Months  Ended
                                                  --------------------            ------------------
                                                January 31,    January 31,    January 31,    January 31,
                                                   1997           1996           1997           1996
                                               -------------  -------------  -------------  -------------
Revenues                                       $ 13,513,164   $  6,716,715   $ 16,059,657   $ 12,273,507

Cost of goods sold                               12,728,248      6,327,356     15,481,213     11,592,906
                                               -------------  -------------  -------------  -------------

  Gross profit                                      784,916        389,359        578,444        680,601

Selling, general and administrative expenses        466,011        402,947        893,200        728,924
                                               -------------  -------------  -------------  -------------

  Operating income (loss)                           318,905        (13,588)      (314,756)       (48,323)

Other income (expense)
  Interest income (expense)                         (69,879)       (63,501)      (123,506)      (117,862)
                                               -------------  -------------  -------------  -------------

    Net income (loss) before taxes                  249,026        (77,089)      (438,262)      (166,185)

Provision for income taxes                                0              0              0              0
                                               -------------  -------------  -------------  -------------

  Net income (loss)                                 249,026   $    (77,089)  $   (438,262)  $   (166,185)
                                               =============  =============  =============  =============

  Earnings (loss)
  per common share                             $        .04   $       (.02)  $       (.08)  $       (.03)
                                               =============  =============  =============  =============


  Weighted average common
    shares outstanding                            5,205,000      5,085,000      5,205,000      5,082,283
                                               =============  =============  =============  =============





See  Notes  to  Financial  Statements

                            PENN OCTANE CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three  Months  Ended             Six  Months  Ended
                                                    --------------------             ------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                    1997           1996           1997           1996
                                                -------------  -------------  -------------  -------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss)                               $    249,026   $    (77,089)  $   (438,262)  $   (166,185)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and Amortization                      140,094        173,299        283,963        341,820

Changes in current assets and liabilities
  Restricted cash                                    495,315              0         (4,685)             0
  Trade accounts receivable                         (117,959)       (75,985)      (432,560)       (96,191)
  Interest receivable                                      0            134         26,233            273
  Note receivable                                          0              0              0        100,000
  NPEG note                                                0              0              0        190,843
  Inventories                                         55,574        (94,661)      (300,926)       (94,661)
  Prepaids and other current assets                   (1,579)         1,229        (19,289)        52,567
  Construction and accounts payable                 (750,338)        74,217        101,422        (56,370)
  Advances from and to related party (net)                 0         (8,225)             0        (47,360)
  Accrued liabilities                                 (9,803)       (47,942)        64,753        (49,306)
  Other assets and liabilities, net                   (7,836)             0         (7,836)             0
                                                -------------  -------------  -------------  -------------
    Net cash provided by (used in)
    operating activities                              52,494        (55,023)      (727,187)       175,430

Cash flows from investing activities
  Capital expenditures                                   (25)           247         (5,400)       (70,833)
  Other                                                    0          8,759              0          7,529
                                                -------------  -------------  -------------  -------------
    Net cash provided by (used in)
    investing activities                                 (25)         9,006         (5,400)       (63,574)

Cash flows from financing activities:
  Short-term borrowing                                     0              0        100,000       (160,000)
  Long-term debt borrowing                                 0         (2,325)       325,000         (3,842)
  Reduction in long-term debt                         (3,000)             0         (7,469)             0
  Increase (decrease) in bank overdraft                    0         22,919              0          2,942
                                                -------------  -------------  -------------  -------------
    Net cash provided by (used in)
    financing activities                              (3,000)        20,574        417,531       (160,900)

    Net increase (decrease) in cash                   49,469        (25,423)       315,056        (49,044)

Cash at beginning of period                                0         31,165        364,525         56,786
                                                -------------  -------------  -------------  -------------

Cash at end of period                           $     49,469   $      7,742   $     49,469   $      7,742
                                                =============  =============  =============  =============




See  Notes  to  Financial  Statements

                            PENN OCTANE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.          BASIS  OF  PRESENTATION

The balance sheet as of January 31, 1997, the statements of operations, and statements of cash flows for the three and six months ended January 31, 1997 and 1996 have been prepared by Penn Octane Corporation (the "Company") without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of January 31, 1997 and the results of operations and cash flows for the three and six months ended January 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the
Company's Form 10-KSB for the year ended July 31, 1996 and Form 10-QSB for the quarter ended October 31, 1996.

Certain  reclassifications have been made to prior year balances to conform to
the  current  presentation.    All  reclassifications  have  been  applied
consistently  to  the  periods  presented.

2.          EARNINGS  (LOSS)  PER  COMMON  SHARE

Earnings (loss) per share of common stock is computed based on the weighted average number of shares outstanding after giving effect to common stock equivalents. Fully diluted earnings (loss) per share of common stock assumes the conversion of preferred stock and is only presented in periods where such computation results in dilution greater that 3% of primary earnings (loss) per share of common stock.

3.          COMMITMENTS  AND  CONTINGENCIES

During 1994, the Company entered into discussions with International Bank of Commerce-Brownsville, a Texas state banking association (IBC), for a proposed letter of credit, term loan, and working capital financing. In anticipation of receiving funding, the Company executed various documents including a Security Agreement dated July 1, 1994, assigning and granting to IBC a security interest in substantially all of the Company's business and assets, including its pipeline lease agreement, its leased land at the Port of Brownsville, its terminal facilities and related equipment, inventories and all contracts and accounts receivable.

Beginning July 1, 1994, IBC advanced to the Company directly or made payments directly to certain of the Company's creditors a total of $1,507,552 against the collateral. On August 5, 1994, IBC notified the Company that it would not honor certain of the Company's checks but would continue to honor its irrevocable letters of credit issued on behalf of the Company.

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

In connection with the IBC-Brownsville suit, IBC-Brownsville filed an appeal with the Texas Court Of Appeals on January 21, 1997. The Company responded on February 14, 1997.

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

In accordance with the purchase commitment discussed above, in September of 1996 the Company obtained a $625,000 letter of credit in favor of its main propane supplier. As part of the terms and conditions of this letter of credit, which was due to expire September 30, 1997, the Company executed a $625,000 demand promissory note to the issuing bank. The note was initially collateralized by a $500,000 deposit, accrues interest at the prime rate (8.25% as of October 31, 1996) plus 3%, and is guaranteed by the Company's president.

On November 5, 1996, the Company's main propane supplier presented for payment $495,315.10, which was paid through the initial collateral deposit. As a result of the this draw down, the balance available under the letter of credit remained $625,000, and $4,685 represented the remaining balance of the collateral deposit. In early March 1997, the letter of credit and collateral was released.

In December 1995, the Company obtained a revolving line of credit for $140,000 which was renewed in December 1996 through September 30, 1997. Interest is calculated on this credit line at the prime rate (8.25% during the six months ended January 31, 1997) plus 3%. At January 31, 1997, the outstanding balance was $100,000, which is reflected in short-term borrowings.

6.          LONG-TERM  DEBT

During October, 1996, the Company issued 6.5 units in a private placement totaling $325,000 (the "Units"). Each Unit consists of (i) a Promissory Note and (ii) Common Stock Purchase Warrants (the "Warrants") to purchase Fifty Thousand (50,000) Shares of Common Stock (the "Common Stock") of the Company at an exercise price of $3.00 per share.

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

7.          COMPRESSED  NATURAL  GAS:

     WILSON  ACQUISITION  CORPORATION

In connection with the Company's plans to enter the compressed natural gas ("CNG") refueling business, on March 7, 1997, Wilson Acquisition Corporation ("WAC"), a newly formed wholly-owned subsidiary of the Company, and Wilson Technologies Incorporated. ("Wilson"), a leading supplier of CNG refueling stations which is engaged in the business of selling, designing, manufacturing, installing and servicing CNG refueling stations and related products for use in the CNG industry throughout the world, had entered into a
Interim  Operating  Agreement  ("Arrangement").    Under  the  terms  of  the
Arrangement, effective as of February 17, 1997, WAC will be granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson has currently not begun to perform, in exchange for monthly payments of $84,000, and royalty payments of 5% on gross revenues. WAC will be entitled to all revenues earned by WAC and by certain businesses of Wilson commencing as of
February 17, 1997. In addition, Zimmerman Holdings Inc. ("ZHI"), the parent of Wilson, has agreed to reimburse the Company for 50% of the net operating cash deficit of WAC, if any. WAC will also be entitled to use the Wilson premises as well as available inventory of Wilson in carrying out the business at a price of cost plus 10%. The Arrangement will terminate on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition is not completed within 90 days, the Arrangement may be extended by WAC for up to three years.

Simultaneously with Arrangement, the Company, WAC, Wilson and ZHI entered into a purchase agreement (the "Acquisition"), whereby WAC will acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, including Wilson's Canadian and Mexican subsidiaries, in exchange for the assumption of certain liabilities, a $3 million contingent royalty note of WAC, a note based upon certain operating expenses issued by WAC and a $220,000 convertible debenture issued by the Company. The Acquisition is subject to several conditions, including obtaining satisfactory restructuring of all of Wilson's creditor obligations involving the consent of such creditors to the proposed Acquisition.

DINA  DEALERSHIP

In November 1996, the Company acquired the right to a Dina dealership (the "Dealership") which was conditionally granted to Mr. Roberto Keoseyan ("Keoseyan") by Grupo Dina, S.A. de C.V., one of the largest bus and truck manufacturers in Mexico. In connection with the acquisition, the Company agreed to make certain monthly payments to Keoseyan and has agreed to issue Keoseyan 100,000 warrants in the common stock of the Company once the Dealership has been officially granted to the Company.

8.          EQUITY

WARRANT  EXCHANGE

During February 1997, the Company and certain prior officers the ("Officers") of the Company agreed to an exchange offer whereby the Officers, on a weighted average basis, received newly issued shares of the Company's common stock in exchange for outstanding warrants tendered (the "Exchange"). As a result of the Exchange, the Company will issue a total of 164,286 shares of its common stock in exchange for receipt of 702,856 warrants.


















PART  I  -  ITEM  2

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULT  OF  OPERATIONS

Revenue  for  the  three  months  ended  January  31,  1997 was $13,513,164 as compared  to  $6,716,715  for  the  three  months  ended  January 31, 1996, an increase of 101%. The increase for the three months ended January 31, 1997, was due to the Company's first full quarter of operations under the new sales arrangement with a major customer, which commenced during October 1996, which resulted in higher volumes of product sold during the three months ended January 31, 1997 of approximately 22.6 million gallons sold compared with approximately 16.9 million gallons sold for the three months ended January 31, 1996. In addition, the prices charged for product sold were generally higher during the three months ended January 31, 1997 as compared to the three months ended January 31, 1996. For the six months ended January 31, 1997 as compared to the six months ended January 31, 1996, revenues increased to $16,059,657 from $12,273,507, an increase of 31%. This increase was primarily due to generally higher prices charged for product sold during the six months ended January 31, 1997 as compared to the six months ended January 31, 1996, partially offset by lower volumes sold.

Cost of goods sold for the three months ended January 31, 1997 was $12,728,248 as compared to $6,327,356 in the same quarter during the prior year, an increase of 101%. As described earlier, this increase is primarily due to additional volumes sold as well as higher costs for product sold during the three months ended January 31, 1997, partially offset from utilization of lower priced inventory. Cost of goods sold for the six months ended January 31, 1997 was $15,481,213 as compared to $11,592,906 for the six months ended January 31, 1996, an increase of 34%. As described earlier, this increase is primarily due to higher costs for product sold during the six months ended January 31, 1997, partially offset by lower volumes sold.

Gross profit for the three months ended January 31, 1997 was $784,916 as compared to $389,359 for the three months ended January 31, 1996. The increase was due primarily to the higher volume of LPG gas sold during the three months ended January 31, 1996, as a result of the new sales arrangement with a major customer described above. Gross profit for the six months ended January 31, 1997 was $578,444 as compared to $680,601 for the six months ended January 31, 1996. The decrease was due primarily to lower margins earned under the new sales arrangement with a major customer combined with the continuation of certain fixed costs which was not affected by the significant reduction in volumes sold during the period until the new sales arrangement with a major customer commenced during October 1996.

Selling, general and administrative (SG&A) expenses for the three months ended January 31, 1997 were $466,011 as compared to $395,097 for the same quarter in the prior year, an increase of 18%. This increase was due primarily to increases in administrative costs. SG&A expenses for the six months ended January 31, 1997 were $893,200 as compared to $721,074 for the six months ended January 31, 1996, an increase of 24%. This increase was due primarily to increases in administrative costs.

Interest expense was $69,879 and $63,501 for the three months ended January 31, 1997, and January 31, 1996, respectively. The minor increase was due primarily to higher average loan balances during the three months ended
January 31, 1997, partially offset from payments of contractor loan obligations. Interest expense was $123,506 and $117,862 for the six months ended January 31, 1997, and January 31, 1996, respectively. The minor increase was due primarily to higher average loan balances during the six months ended January 31, 1997, partially offset from payments of contractor loan obligations.

Due to the net losses for the six months ended January 31, 1997, no income tax expense was provided.

In July 1995, due to uncertainties related to the timing of the financing of National Power Exchange Group, Inc.'s (NPEG) power project, the Company made a provision to reduce the amount due under the settlement agreement. During the six months ended January 31, 1996, the Company received approximately $200,000 in connection with the settlement agreement. For additional information, please refer to note M of the Company's form 10-KSB for the year ended July 31, 1996.

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

Because the Company had complied with all terms of the settlement agreement entered into on June 21, 1995 with the two contractors, Lauren and Janik, who were owed money from the construction of the Company's terminal, and because the Company had reduced the amount owed the contractors from $1,308,000 to $437,834 as of July 1996, on October 10, 1996, the Company reached a tentative agreement with Lauren and Janik to extend the repayment schedule to April 14, 1997, under substantially similar terms and conditions. Based on the minimum volumes committed to by the Company's primary customer under the agreement which commenced on October 1, 1996, the Company anticipates being able to make repayment in full from cash flow generated by operations.

While the Company has not made commitments for additional capital expenditures during the next twelve months, it continues to evaluate the cost of and opportunities created by (i) installing a cooling unit and upgrading and extending a pipeline to the loading dock on the Brownsville Navigation Channel in order to commence unloading from and loading onto ocean-going LPG vessels and (ii) the construction and operation of an additional LPG terminal with storage facilities within Mexico and/or closer to U.S.- Mexico border crossings and an extension of the pipeline to this terminal, which is subject to regulatory approval. If determined to be advantageous to the Company's operations, the projects would enable the Company to receive LPG for its major customer for storage and redelivery, export LPG to Caribbean and other Latin American markets and allow for additional sales volumes of LPG into Mexico at substantially higher margins. The total cost of these projects are expected to cost less than $5,000,000.

In connection with the Company's plans to enter the compressed natural gas ("CNG") refueling business, on March 7, 1997, Wilson Acquisition Corporation ("WAC"), a newly formed wholly-owned subsidiary of the Company, and Wilson Technologies Incorporated. ("Wilson"), a leading supplier of CNG refueling stations which is engaged in the business of selling, designing, manufacturing, installing and servicing CNG refueling stations and related products for use in the CNG industry throughout the world, had entered into a
Interim  Operating  Agreement  ("Arrangement").    Under  the  terms  of  the
Arrangement, effective as of February 17, 1997, WAC will be granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson has currently not begun to perform, in exchange for monthly payments of $84,000, and royalty payments of 5% on gross revenues. WAC will be entitled to all revenues earned by WAC and by certain businesses of Wilson commencing as of
February 17, 1997. In addition, Zimmerman Holdings Inc. ("ZHI"), the parent of Wilson, has agreed to reimburse the Company for 50% of the net operating cash deficit of WAC, if any. WAC will also be entitled to use the Wilson premises as well as available inventory of Wilson in carrying out the business at a price of cost plus 10%. The Arrangement will terminate on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition is not completed within 90 days, the Arrangement may be extended by WAC for up to three years.

Simultaneously with Arrangement, the Company, WAC, Wilson and ZHI entered into a purchase agreement (the "Acquisition"), whereby WAC will acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, including Wilson's Canadian and Mexican subsidiaries, in exchange for the assumption of certain liabilities, a $3 million contingent royalty note of WAC, a note based upon certain operating expenses issued by WAC and a $220,000 convertible debenture issued by the Company. The Acquisition is subject to several conditions, including obtaining satisfactory restructuring of all of Wilson's creditor obligations involving the consent of such creditors to the proposed Acquisition.

WAC currently intends to pursue additional service and maintenance business and other station development opportunities in the U.S., Mexico and other countries.

During October 1996, the Company completed a private placement of Promissory Notes due November 1997. Total proceeds raised from the private placement was $325,000 of which the Company used the net proceeds for working capital requirements.

Although IBC-Brownsville has appealed the judgment, the court which entered the judgment issued an order on September 23, 1996, which provides that the Company has the right to enter the judgment and free its assets from encumbrance. Management of the Company believes that receipt of the proceeds from the judgment against IBC-Brownsville would enable the Company to substantially eliminate all of its outstanding obligations including all debt and legal fees plus provide additional working capital. At January 31, 1997, the judgment including accrued interest and legal fees approximate $3,302,511, less contingent legal fees.

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

Through a combination of the agreements with its major customer to purchase a minimum monthly volume of LPG and its primary LPG supplier to provide increased volumes of LPG, and a full year of sales to U.S. Rio Grande Valley propane distributors, the Company believes it will have cash flow adequate to meet its obligations for the next twelve month period. In addition, the Company expects collection of the IBC-Brownsville judgment, and intends to expand sales to its major customer, including related products and/or additional services.

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

     None.

ITEM  5.          OTHER  INFORMATION.

     None.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

The  following  Exhibits  are  included  herewith:

a.          Exhibits
            --------

10.23 Interim Operating Agreement between the Wilson Acquisition Corporation and Wilson Technologies Incorporated dated March 7, 1997.

10.24 Purchase Agreement between the Registrant, Wilson Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. dated March 7, 1997.

10.25 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant and Mark D. Casaday.

10.26 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant Thomas P. Muse.

10.27 Agreement for Exchange of Warrants for Common Stock dated February 19, 1997 between the Registrant and Thomas A. Serleth.

10.28 Agreement between Roberto Keoseyan and the Registrant dated November 12, 1996.

10.29 Promissory Note between Bay Area Bank and the Registrant dated December 20, 1996.

27.0          Financial  Data  Schedule


The  following  report  on  Form  8-K  is  incorporated  herein  by reference:


b.                  Reports  on  Form  8-K
                    ----------------------

            On February 7, 1997, the Registrant filed a Form 8-K Current Report regarding the press release of February 4, 1997 in connection with an agreement to supply CNG buses and refueling  stations.










































                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN OCTANE CORPORATION




Date:  March  14,  1997          By: /S/ IAN  T.  BOTHWELL
                                     ---------------------
                                         Ian  T.  Bothwell
                                         Vice  President  and
                                         Chief  Financial  Officer