Form 10QSB/A
period 1997-01-31
PENN OCTANE CORP
filed 1997-06-16
CIK 893813

-----------------------------------------------------------------------------


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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



                                 PENN OCTANE CORPORATION




Date:  June  16,  1997          By: /S/  IAN  T.  BOTHWELL
                                    ----------------------
                                    Ian  T.  Bothwell
                                    Vice  President  and
                                    Chief  Financial  Officer