Form 10QSB
period 1997-04-30
PENN OCTANE CORP
filed 1997-06-16
CIK 893813

------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


     [X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  1997
                                         ----------------

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

900  VETERANS  BLVD.,  SUITE  240,  REDWOOD  CITY,  CA              94063
    (Address  of  principal  executive  offices)                  (Zip Code)

                                (415) 368-1501
             (Registrant's telephone number, including area code)





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    YES      X  NO
                                                            -------    -------

     As of June 6, 1997, 8,159,286 shares of the Registrant's common stock were outstanding.


------------------------------------------------------------------------------

                            PENN OCTANE CORPORATION


                                     INDEX

PART I.   FINANCIAL INFORMATION:

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet as of April 30, 1997                 3

             Consolidated Statements of Operations for the three
             and nine months ended April 30, 1997 and 1996                   4

             Consolidated Statements of Cash Flows for the three
             and nine months ended April 30, 1997 and 1996                   5

             Notes to Consolidated Financial Statements                   6-13

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                                14-18


PART II.  OTHER INFORMATION:

     Item 1.   Legal Proceedings                                            19

     Item 2.   Changes in Securities                                     19-20

     Item 3.   Defaults Upon Senior Securities                              20

     Item 4.   Submission of Matters to a Vote of Security Holders       20-21

     Item 5.   Other Information                                            22

     Item 6.   Exhibits and Reports on Form 8-K                          22-23

                                              PENN OCTANE CORPORATION
PART  I  -  ITEM  1

                                            CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

         ASSETS                                                                  April 30, 1997
                                                                               ------------------
Cash                                                                           $         422,943
Trade accounts receivable                                                                332,952
Inventories                                                                              594,352
Prepaid expenses                                                                         362,371
                                                                               ------------------

         Total current assets                                                          1,712,618

Property, plant and equipment (net of accumulated depreciation of $1,141,902)          3,158,560
Lease rights (net of accumulated amortization of $403,914)                               750,125
Other noncurrent assets                                                                   50,757
                                                                               ------------------

         Total assets                                                          $       5,672,060
                                                                               ==================


         LIABILITIES & STOCKHOLDERS' EQUITY

Current maturities of long-term debt                                                   1,028,934
Construction accounts payable                                                            184,498
Trade accounts payable                                                                   306,952
Deferred Revenue                                                                         461,704
Borrowings from IBC-Brownsville                                                          672,552
Accrued liabilities                                                                      643,949
                                                                               ------------------

         Total current liabilities                                                     3,298,589

Long-term debt                                                                            60,043

Stockholders' equity
 Preferred stock-$.01 par value, 5,000,000 shares authorized;
  270,000 convertible shares issued and outstanding at
  April 30, 1997                                                                           2,700
 Common stock-$.01 par value, 25,000,000 shares authorized;
  8,159,286 shares issued and outstanding at April 30, 1997                               81,593
 Additional paid-in capital                                                            9,584,282
 Note receivable from President for exercise of warrants                        (      2,728,000)
 Accumulated deficit                                                            (      4,627,147)
                                                                               ------------------

         Total stockholders' equity                                                    2,313,428
                                                                               ------------------

           Total liabilities and stockholders' equity                          $       5,672,060
                                                                               ==================




See  Notes  to  Financial  Statements


                                                      PENN OCTANE CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                      Three  Months  Ended              Nine  Months  Ended
                                                      --------------------              -------------------
                                                  April 30,        April 30,        April 30,          April 30,
                                                    1997             1996             1997              1996
                                               --------------  --------------  -----------------  -----------------

Revenues                                       $   8,021,235   $   7,831,986   $     24,080,892   $     20,105,493

Cost of goods sold                                 7,634,879       7,456,119         23,116,092         19,049,025
                                               --------------  --------------  -----------------  -----------------

  Gross profit                                       386,356         375,867            964,800          1,056,468

Selling, general and administrative expenses         425,911         607,478          1,319,111          1,336,402
                                               --------------  --------------  -----------------  -----------------

  Operating (loss)                              (     39,555)   (    231,611)   (       354,311)   (       279,934)

Other income (expense)
  Interest (expense), net                       (     48,840)   (     66,159)   (       172,346)   (       184,021)
  Royalty expense                               (     10,963)   (     10,963)
  Gain on sale of option                                              10,886                                10,886
  Award from litigation                                              400,000                               400,000
                                               --------------  --------------  -----------------  -----------------

    Net income (loss) before taxes              (     99,358)        113,116    (       537,620)   (        53,069)

Provision for income taxes                                 0               0                  0                  0
                                               --------------  --------------  -----------------  -----------------

  Net income (loss)                            $(     99,358)  $     113,116   $(       537,620)  $(        53,069)
                                               ==============  ==============  =================  =================

  Earnings (loss)
   per common share                            $        (.02)  $         .02   $           (.10)  $           (.01)
                                               ==============  ==============  =================  =================


  Weighted average common
    shares outstanding                             5,936,108       5,141,333          5,443,346          5,110,547
                                               ==============  ==============  =================  =================




See  Notes  to  Financial  Statements


                                                   PENN OCTANE CORPORATION

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                      Three  Months  Ended              Nine  Months  Ended
                                                      --------------------              -------------------
                                                   April 30,        April 30,        April 30,        April 30,
                                                     1997             1996             1997            1996
                                                ---------------  --------------  ---------------  ----------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss)                               $(      99,358)  $     113,116   $(     537,620)  $(       53,069)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                        140,095         194,838          424,058           536,658

Changes in current assets and liabilities
  Restricted cash                                        4,685               0                0                 0
  Trade accounts receivable                            129,071    (    123,577)   (     303,489)   (      219,768)
  Interest receivable                                        0             109           26,233               382
  Note receivable                                (      37,500)   (    400,000)   (      37,500)   (      300,000)
  NPEG note                                                  0         589,114                0           779,957
  Inventories                                          151,625    (     94,448)   (     149,301)   (      189,109)
  Prepaids and other current assets              (     273,545)   (    110,905)   (     284,561)   (       58,338)
  Construction and accounts payable              (      80,351)   (    276,314)   (     300,929)   (      332,684)
  Advances from and to related party (net)                   0    (     15,011)               0    (       62,371)
  Accrued liabilities                            (      72,501)         46,745    (       7,747)   (        2,561)
  Deferred revenue                                     139,704               0          451,703                 0
  Other assets and liabilities, net                          0               0            2,163                 0
                                                ---------------  --------------  ---------------  ----------------
  Net cash provided by (used in)
  operating activities                                   1,925    (     76,333)   (     716,990)           99,097

Cash flows from investing activities
  Capital expenditures                           (      87,242)   (    373,263)   (     100,914)   (      444,096)
  Other                                                      0               0                0             7,259
                                                ---------------  --------------  ---------------  ----------------
  Net cash used in
  investing activities                           (      87,242)   (    373,263)   (     100,914)   (      436,837)

Cash flows from financing activities:
  Short-term borrowing                           (     100,000)              0                0    (      160,000)
  Long-term debt borrowing                                   0         996,804          325,000           992,962
  Issuance of common stock                             931,260               0          931,260                 0
  Reduction in long-term debt                    (     372,469)              0    (     379,938)                0
  Decrease in bank overdraft                                 0    (    136,075)               0    (      133,133)
                                                ---------------  --------------  ---------------  ----------------
  Net cash provided by
  financing activities                                 458,791         860,729          876,322           699,829
                                                ---------------  --------------  ---------------  ----------------

    Net increase in cash                               373,474         411,133           58,418           362,089

Cash at beginning of period                             49,469           7,742          364,525            56,786
                                                ---------------  --------------  ---------------  ----------------

Cash at end of period                           $      422,943   $     418,875   $      422,943   $       418,875
                                                ===============  ==============  ===============  ================


See  Notes  to  Financial  Statements

                            PENN OCTANE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.          BASIS  OF  PRESENTATION

The consolidated balance sheet as of April 30, 1997, the consolidated statements of operations, and consolidated statements of cash flows for the three and nine months ended April 30, 1997 and 1996 have been prepared by Penn Octane Corporation (the "Company") without audit, and include the accounts of the Company's wholly-owned subsidiary, Wilson Acquisition Corporation. In the opinion of management, the consolidated financial statements include all adjustments (which include only normal recurring adjustments) and eliminations necessary to present fairly the consolidated financial position as of April 30, 1997 and the consolidated results of operations and cash flows for the three and nine months ended April 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1996, and Form 10-QSB for the quarters ended October 31, 1996 and January 31, 1997.

Certain  reclassifications have been made to prior year balances to conform to
the  current  presentation.    All  reclassifications  have  been  applied
consistently  to  the  periods  presented.


2.          EARNINGS  (LOSS)  PER  COMMON  SHARE

Earnings (loss) per share of common stock is computed based on the weighted average number of shares outstanding after giving effect to common stock equivalents. Fully diluted earnings (loss) per share of common stock assumes the conversion of preferred stock and is only presented in periods where such computation results in dilution greater than 3% of primary earnings (loss) per share of common stock.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128 (FASB 128) "Earnings Per Share", which supercedes APB Opinion 15 (APB 15), "Earnings Per Share". The statement is effective for financial statements issued for periods ending after December 1, 1997, including interim periods. Early adoption is prohibited. The Company does not expect a material change in earnings per share data in any of the periods presented in the accompanying Consolidated Statements of Operations, except for the quarter ended April 30, 1996, as a result of adopting FASB 128. For the quarter ended April 30, 1996, "fully diluted EPS", as defined in APB 15, was $.02 per share and "diluted EPS", as defined in FASB 128, would have been $.01 per share.





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

On August 24, 1994 the Company filed an Original Petition and Application for Injunctive Relief against IBC seeking: (1) either enforcement of a credit facility between the Company and IBC or a release of the Company's collateral consisting of significantly all of the Company's business and assets; (2) declaratory relief with respect to the credit facility; and (3) an award for damages and attorneys' fees.

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

The arbitration hearing, held before a panel of three neutral arbitrators, commenced on July 19, 1995, and concluded on August 2, 1995. On October 10, 1995, the Company received notification of the Award of Arbitrators (Award) which called for IBC to pay to the Company the sum of (a) $3,246,754 for Breach of Contract and (b) attorneys' fees of $568,000. In addition, the Award stated that IBC was entitled to an offset of (a) the sum of $804,016 and
(b) attorneys' fees of $200,000 on IBC's counterclaim against the Company for Breach of Contract. Both parties' awards accrue post-award interest at 9.75% compounded annually.
On February 28, 1996, after hearing and denying IBC-Brownsville's motion to vacate the arbitration award, the following judgment (the "Judgement") was ordered:

International Energy Development Corporation n/k/a Penn Octane Corporation shall have a judgment against International Bank of Commerce-Brownsville in the sum of $2,810,737, plus post-award interest at a rate of 9.75% compounded annually to begin running 10 days after the date this award was signed by the requisite number of arbitrators (September 21, 1995) to the entry of this Judgment and thereafter at the statutory rate (10%).
Upon the entry of this Judgment, International Bank of Commerce-Brownsville shall release all collateral transferred to it by International Energy Development Corporation n/k/a Penn Octane Corporation.

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

On June 3, 1996, IBC-Brownsville filed an appeal, but the Company continues to believe that the Judgment is final, binding, and collectible and will resolve the litigation with IBC-Brownsville. The financial statements do not include any adjustments reflecting the gain contingency (the Award), net of attorneys' fees, or the offset (principal and interest). Short-term borrowing of $672,552 reflects the principal amount of the offset. The Award will be accounted for when it is actually realized and the offset will be accounted for at such time as IBC-Brownsville has exhausted all appeals.

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

On June 26, 1996, IBC-Brownsville filed suit against the Company, Case No. 96-06-3502 in the 357th Judicial District Court of Cameron County alleging that the Company, in filing the Judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Company's Judgment against them prevented them from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On
September 23, 1996, the court, which entered the Judgment on behalf of the Company, indicated in a preliminary ruling that the Company was privileged in filing the judgment to clear title to its assets. The Company believes the case to be frivolous and is a breach of the settlement agreement entered into with the related Bank. Further, the Company believes this cause of action is covered by an indemnity agreement from that related Bank.

In connection with the IBC-Brownsville suit, IBC-Brownsville filed an appeal with the Texas Court Of Appeals on January 21, 1997. The Company responded on February 14, 1997.

4.          PURCHASE  COMMITMENT

On September 26, 1996, the Company entered into a Term Sale Agreement with its main propane supplier (the "Term Sale Agreement"). The Term Sale Agreement is for a one-year period beginning on October 1, 1996. The terms of the Term Sale Agreement, such as pricing and volumes, are substantially identical to the terms of the Company's sales agreement with its major customer.


5.          LETTERS  OF  CREDIT  AND  OTHER  FINANCINGS

In January of 1996, the Company obtained a standby letter of credit in favor of a propane supplier. The standby letter of credit was for $40,000 and expired December 1, 1996. In August of 1996, the Company obtained a $40,000 standby letter of credit for another supplier. The letter of credit expired on September 30, 1996.

In connection with the Term Sale Agreement, in September of 1996 the Company obtained a $625,000 letter of credit in favor of its main propane supplier. As part of the terms and conditions of this letter of credit, which was due to expire September 30, 1997, the Company executed a $625,000 demand promissory note to the issuing bank. The note was initially collateralized by a $500,000 deposit, accrued interest at the prime rate (8.25% as of October 31, 1996) plus 3%, and was guaranteed by the Company's president.

On November 5, 1996, the Company's main propane supplier presented for payment $495,315, which was paid through the initial $500,000 collateral deposit. After such payment, the balance available under the letter of credit remained $625,000, and $4,685 represented the remaining balance of the collateral deposit. In March 1997, the letter of credit, collateral and guaranty were released.

In December 1995, the Company obtained a revolving line of credit for $140,000 which was renewed in December 1996 through September 30, 1997. Interest is calculated on this credit line at the prime rate (8.25% - 8.50% during the nine months ended April 30, 1997) plus 3%. At April 30, 1997, there were no balances outstanding under the revolving line of credit.

During March 1997, the Company obtained a letter of credit (the "WAC Letter of Credit") in the amount of $251,000 in connection with the obligation of WAC to complete certain work under contract to be performed by WAC, a newly formed, wholly-owned subsidiary of the Company engaged in the compressed natural gas ("CNG") business. The WAC Letter of Credit is guaranteed by the Company's
President.    See  Note  8  for  description  of  WAC's  business.

During  March  1997,  the  Company received advances from its President in the
amount  of  $85,000.    This  amount  was  repaid  during  April  1997.


6.          OPERATING  LEASE  COMMITMENTS

In May 1997, the Company reached an agreement to amend (the "Amendment") its lease agreement (the "Seadrift Lease") with Seadrift Pipeline Corporation ("Seadrift"), a subsidiary of Union Carbide Corporation, pursuant to which the Company leases 126 miles of 6 inch pipeline running from Exxon USA's King Ranch Gas Plant in Kleberg County, Texas (the "Pipeline") to the fence line of certain property owned by the Brownsville Navigation District of Cameron
County, Texas. On the effective date of the Amendment, the term of the Seadrift Lease will be extended until March 31, 2013, and may provide, among other things, for additional storage access, and inter-connection with another pipeline controlled by Seadrift thereby providing greater access to and from the Pipeline. Pursuant to the Amendment, the Company's fixed annual fee associated with use of the Pipeline will increase by $350,000. Under certain conditions described below, $250,000 and $125,000 of the annual fee will be waived for the first two years, respectively, from the effective date of the Amendment. The Amendment will become effective on the earlier of April 1998 or the date that Seadrift notifies the Company of the completion by the Company, at its own option, of certain Pipeline enhancements, which, if undertaken, are anticipated to cost no more than $5,000,000. The Amendment may also require the Company to make available to Seadrift, under certain conditions, access to the Pipeline based on specified amounts at specified rates.

     In  May  1997,  the  Company  amended  its  lease  with  the  Brownsville
Navigation District to include rental of additional space adjacent to the existing terminal location. The lease amount will be increased to $74,784 annually, effective May 15, 1997. The additional space will allow the Company to develop additional storage, add railroad access to its storage facility and facilitate port activities.

In May 1997, the Company renewed the lease for its executive offices located in Redwood City, California, through June 1998. The monthly rental is $3,508.


7.          LONG-TERM  DEBT

During October 1996, the Company issued 6.5 units in a private placement for proceeds totaling $325,000 (the "Units"). Each Unit consists of (i) a promissory note in the amount of $50,000 (collectively, the "Notes") and (ii) 50,000 common stock purchase warrants (the "Warrants") to purchase Fifty thousand (50,000) shares of common stock of the Company at an exercise price of $3.00 per share.

The Notes accrue interest at the rate of 10% annually and are payable on November 7, 1997 (the "Payment Date"). In the event the Company receives in excess of two hundred fifty thousand ($250,000) dollars in connection with any offering of its securities prior to the Payment Date, the Company shall utilize up to one-half of the proceeds from such sale to satisfy the Notes. In the event such payment does not fully satisfy the Notes, the Company shall pay the balance due on the Payment Date.

During April 1997, 250,000 of the Warrants issued in connection with the placement of the Units, were exercised at prices below the original stated exercise price ($1.75-$2.00), in exchange for the cancellation of $250,000 principal amount of the Notes, plus accrued interest thereon, and a cash payment received by the Company of $188,438.

In connection with the receipt of proceeds from the exercise of additional warrants of the Company during April 1997, the Company prepaid $50,000 of long-term debt obligations.

During May 1997, the Company issued a promissory note to Bay Area Bank in connection with additional borrowings of $33,000. The promissory note is due May 29, 1998.
8.          COMPRESSED  NATURAL  GAS

     WILSON  ACQUISITION  CORPORATION

In connection with the Company's plans to enter the CNG refueling business, on March 7, 1997, WAC, a newly formed wholly-owned subsidiary of the Company, and Wilson Technologies Incorporated ("Wilson"), a leading supplier of CNG refueling stations which is engaged in the business of selling, designing, manufacturing, installing and servicing CNG refueling stations and related products for use in the CNG industry throughout the world, entered into an Interim Operating Agreement (the "Arrangement"). Under the terms of the Arrangement, effective as of February 17, 1997, WAC was granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson had not begun to perform, in exchange for monthly payments of $84,000, and royalty payments not to exceed $3,000,000 cumulatively, less certain adjustments, if any. of 5% on net revenues. WAC is entitled to all revenues earned by WAC and by certain businesses of Wilson commencing as of February 17, 1997. In addition, Zimmerman Holdings Inc. ("ZHI"), the parent of Wilson, has agreed to reimburse the Company for 50% of the net operating cash deficit of WAC, if any. WAC is also entitled to use the Wilson premises as well as available inventory of Wilson in carrying out the business at a price of cost plus 10% or any other amount mutually agreed upon by WAC and Wilson. The Arrangement was to have terminated on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition was not completed within 90 days, the Arrangement could be extended by WAC for up to three years.

Simultaneously with the Arrangement, the Company, WAC, Wilson and ZHI entered into a purchase agreement (the "Acquisition"), whereby WAC will acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, including Wilson's Canadian and Mexican subsidiaries, in exchange for the assumption of certain liabilities, a $3 million contingent royalty note of WAC, a note based upon certain operating expenses issued by WAC and a $220,000 convertible debenture issued by the Company. The Acquisition is subject to several conditions, including obtaining satisfactory restructuring of all of Wilson's creditor obligations including the consent of such creditors to the proposed Acquisition.

Effective as of March 21, 1997, the Arrangement was amended (the "Amendment"), so that WAC agreed to acquire $394,000 of Wilson's inventory and/or other assets to be paid for through the application of $294,000 previously paid under the Arrangement, plus other adjustments, with the difference to be paid to Wilson through a five year promissory note payable in equal annual installments. Furthermore, the cumulative royalty to be paid to Wilson was reduced from $3 million to $2 million, less certain adjustments. Also under the Amendment, effective June 1, 1997, the Company ceased making the monthly payment and assumed direct responsibility for expenses relating to the operation of Wilson's facilities, including the lease of the premises and the hiring of certain employees formerly employed by Wilson. These expenses are not anticipated to exceed $84,000 per month. Pursuant to the Amendment, and except as provided for therein, the Arrangement and Acquisition were terminated effective as March 21, 1997. Upon such termination, WAC is not restricted in continuing its CNG business. The parties to the Amendment have agreed to exchange mutual releases with respect to the Arrangement and the Acquisition.




DINA  DEALERSHIP

In November 1996, the Company acquired the right to a Dina dealership in Mexico (the "Dealership"), which was conditionally granted to Mr. Roberto Keoseyan ("Keoseyan") by Grupo Dina, S.A. de C.V. ("Dina"), one of the largest bus and truck manufacturers in Mexico. The Dealership will be granted upon construction of a dealership facility in accordance with Dina standards, at a cost which is estimated to be $1,000,000. In connection with the acquisition, the Company makes certain monthly payments to Keoseyan and has agreed to issue Keoseyan 100,000 warrants to purchase 100,000 shares of the common stock of the Company at $3.00 per share, once the Dealership has been officially granted to the Company. The Company may, at its sole discretion, at any time, decline to construct the Dealership, give up the rights to the Dealership, and cease making monthly payments and with no obligation to issue warrants.


9.          WARRANTS

During February 1997, the Company and certain prior officers (the "Officers") of the Company agreed to an exchange offer whereby the Officers, on a weighted average basis, received 164,286 shares of the Company's common stock in exchange for 702,856 outstanding warrants to purchase 702,856 shares of common stock of the Company which were cancelled.

During April 1997, Thomas G. Janik Associates, Inc. ("Janik") agreed to exercise 25,000 warrants to purchase 25,000 shares of common stock of the Company at an exercise price below the stated exercise price of $2.50 per share, and the Company agreed to accept in lieu of cash payment on the exercise of the warrants, full cancellation of $42,000 principal amount of indebtedness due Janik, plus interest thereon.

During April 1997, the Company's President exercised 2,200,000 warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note issued to the Company, which accrues interest at the rate of 8.25% per annum. The promissory note is secured by 1,000,000 shares of common stock of the Company owned by the President and has been recorded in stockholders' equity.

During April 1997, an additional 315,000 warrants to purchase 315,000 shares of common stock of the Company at exercise prices of $1.25 -$2.50 per share, were exercised by a director of the Company and other third parties.

During March 1997, the Company's Board of Directors agreed to reduce the exercise price of 100,000 warrants to purchase 100,000 shares of common stock of the Company held or controlled by a director of the Company from $5.00 per share to $2.50 per share.

During March 1997, the Company approved the issuance of 200,000 warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company, at an exercise price of $3.625 per share of common stock, exercisable on or prior to March 24, 2000.




10.          ELECTION  TO  BOARD  OF  DIRECTORS

On March 25, 1997, the Company's Board of Directors elected Mr. Ian T. Bothwell, Vice President, Treasurer and Chief Financial Officer, to the Board of Directors of the Company. In May 1997, during the Company's 1997 Annual Meeting of Stockholders, all seven of the Company's directors were reelected.


11.          CONTRACTOR  LOANS  PAYABLE

In connection with the remaining obligation owed to Lauren Constructors, Inc. ("Lauren") of approximately $212,000, due to mature during April 1997, the Company and Lauren reached an agreement whereby the Company paid Lauren $100,000 in April 1997, with the remaining balance to be paid down in four equal monthly installments commencing May 15, 1997.


12.          CHARTER  AMENDMENT

On May 29, 1997, at the 1997 Annual Meeting of Stockholders of the Company, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.


13.          BY-LAWS

On May 29, 1997, at the 1997 Annual Meeting of Stockholders of the Company, the stockholders approved an amendment and restatement of the Company's by-laws to, among other things, allow the Board of Directors of the Company to amend the by-laws and to take certain other actions and to effect certain other matters without the further approval of the stockholders.


PART  I  -  ITEM  2

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULT  OF  OPERATIONS

The results of WAC, which commenced operations in March 1997, did not have a material impact on the results of the Company for the three and nine months ended April 30, 1997, and therefore are not included in the discussion below.

Revenue for the three months ended April 30, 1997 was $8,021,235 as compared to $7,831,986 for the three months ended April 30, 1996, an increase of 2%. The increase for the three months ended April 30, 1997, was due to the Company's new sales arrangement with its major customer, which commenced during October 1996, and resulted in higher volumes of product sold to such customer during the three months ended April 30, 1997, partially offset by lower volumes of product sold locally. Volumes of product sold were approximately 19.1 million gallons sold for the three months ended April 30, 1997 compared with approximately 18.1 million gallons sold for the three months ended April 30, 1996. In addition, the prices charged for product sold were generally lower during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. For the nine months ended April 30, 1997 as compared to the nine months ended April 30, 1996, revenues increased to $24,080,892 from $20,105,493, an increase of 20%. This increase was primarily due to generally higher prices charged for product sold during the nine months ended April 30, 1997 as compared to the nine months ended April 30, 1996, partially offset by lower volumes sold.

Cost of goods sold for the three months ended April 30, 1997 was $7,634,879 as compared to $7,456,119 in the same quarter during the prior year, an increase of 2%. As described earlier, this increase is primarily due to additional volumes sold as well as higher costs for product sold during the three months ended April 30, 1997. Cost of goods sold for the nine months ended April 30, 1997 was $23,116,092 as compared to $19,049,025 for the nine months ended April 30, 1996, an increase of 21%. As described earlier, this increase is primarily due to higher costs for product sold during the nine months ended April 30, 1997, partially offset by lower volumes sold.

Gross profit for the three months ended April 30, 1997 was $386,356 as compared to $375,867 for the three months ended April 30, 1996. The increase was due primarily to the higher volume of liquid propane gas ("LPG") gas sold during the three months ended April 30, 1997, as a result of the new sales arrangement with its major customer described above. Gross profit for the nine months ended April 30, 1997 was $964,800 as compared to $1,056,468 for the nine months ended April 30, 1996. The decrease was due primarily to the continuation of certain fixed costs which were not affected by the significant reduction in volumes sold during August 1996 and September 1996 until the new sales arrangement with its major customer commenced during October 1996.

Selling, general and administrative (SG&A) expenses for the three months ended April 30, 1997 were $425,911 as compared to $607,478 for the same quarter in the prior year, a decrease of 30%. This decrease was due primarily to decreases in legal and professional costs associated with lawsuits brought by and against the Company. SG&A expenses for the nine months ended April 30, 1997 were $1,319,111 as compared to $1,336,402 for the nine months ended April 30, 1996, a decrease of 1%. This decrease was due to decreases in legal and professional costs associated with lawsuits brought by and against the Company, partially offset by increases in administrative costs.

Interest expense was $48,840 and $66,159 for the three months ended April 30, 1997, and April 30, 1996, respectively. The decrease was due primarily to lower average loan balances during the three months ended April 30, 1997, including payments of contractor loan obligations. Interest expense was $172,346 and $184,021 for the nine months ended April 30, 1997, and April 30, 1996, respectively. The decrease was due primarily to lower average loan balances during the nine months ended April 30, 1997, including payments of contractor loan obligations.

During the three and nine months ended April 30, 1996, the Company reached agreement to accept $400,000 in settlement of a lawsuit it filed as plaintiff in October 1995.

Due to the net losses for the nine months ended April 30, 1997, no income tax expense was provided.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128 (FASB 128) "Earnings Per Share", which supercedes APB Opinion 15 (APB 15), "Earnings Per Share". The statement is effective for financial statements issued for periods ending after December 1, 1997, including interim periods. Early adoption is prohibited. The Company does not expect a material change in earnings per share data in any of the periods presented in the accompanying Consolidated Statements of Operations, except for the quarter ended April 30, 1996, as a result of adopting FASB 128. For the quarter ended April 30, 1996, "fully diluted EPS", as defined in APB 15, was $.02 per share and "diluted EPS", as defined in FASB 128, would have been $.01 per share.


LIQUIDITY  AND  CAPITAL  RESOURCES

At July 31, 1996, the Company's arrangement with its major customer expired. After two months of negotiation, a new agreement (the "Sales Agreement") was reached. The term of the Sales Agreement is for a one-year period commencing October 1, 1996. Under the terms of the Sales Agreement, the Company has committed to supply and the customer has committed to purchase a minimum volume of LPG each month with seasonal variability. The total committed annual volume exceeds the volume sold to the customer during the year ended July 31, 1996.

Under the Sales Agreement, the Company is again responsible for the direct purchase of LPG. As a result, the Company has negotiated an agreement with a major supplier, with terms and conditions substantially identical to the terms and conditions of the Company's Sales Agreement. The agreements provide the Company with a fixed margin over the cost of LPG.

Since the Company agreed to finance the purchase of LPG, the customer agreed to prepay for approximately 75% of the gallons committed to be purchased in October 1996, and to make payments within ten days of invoicing thereafter. Under the terms of the Sales Agreement, invoicing is to occur weekly. Beginning November 1996, the Company made arrangements with its major customer under which the customer will guarantee credit with the Company's main supplier. As a result of this arrangement, invoicing occurs on a monthly basis. The arrangement is on a month to month basis. The Company is currently exploring other arrangements or other options in connection with being able to provide a letter of credit directly to the Company's main supplier.
In May 1997, the Company reached an agreement to amend the lease arrangements for use of the Pipeline. See Note 6 to the Consolidated Financial Statements. Under the new lease arrangement, once effective, the Company will have greater access to gas processors and petrochemical companies and the effective length of the Pipeline will increase to approximately 360 miles. The Company believes that this new arrangement will enable the Company to enter into longer-term contracts under more favorable terms.

Because the Company had complied with all terms of the settlement agreement entered into on June 21, 1995 with the two contractors, Lauren and Janik, who were owed money from the construction of the Company's terminal, and because the Company had reduced the amount owed the contractors from $1,308,000 to $437,834 as of July 1996, on October 10, 1996, the Company reached a tentative agreement with Lauren and Janik to extend the repayment schedule to April 14, 1997, under substantially similar terms and conditions. During April 1997, Janik agreed to exercise 25,000 warrants to purchase 25,000 shares of common stock of the Company at an exercise price below the stated exercise price of $2.50 per share, and the Company agreed to accept in lieu of cash payment on the exercise of the warrants, full cancellation of the remaining $42,000 principal amount of indebtedness due Janik, plus interest thereon. In connection with the remaining obligation owed to Lauren of approximately $212,000, due to mature during April 1997, the Company and Lauren reached an agreement whereby the Company paid Lauren $100,000 in April 1997, with the remaining balance to be paid down in four equal monthly installments commencing May 15, 1997. The Company anticipates being able to make repayment in full on its obligations to Lauren from cash flow generated by operations.

While the Company has not made commitments for additional capital expenditures during the next twelve months, it continues to evaluate the cost of and opportunities created by (i) installing a cooling unit and upgrading and extending a pipeline to the loading dock on the Brownsville Navigation Channel in order to commence unloading from and loading onto ocean-going LPG vessels and (ii) the construction and operation of an additional LPG terminal with storage facilities within Mexico and/or closer to U.S.- Mexico border crossings and an extension of the pipeline to this terminal, which is subject to regulatory approval. If determined to be advantageous to the Company's operations, the projects would enable the Company to receive LPG for its major customer for storage and redelivery, export LPG to Caribbean and other Latin American markets and allow for additional sales volumes of LPG into Mexico at substantially higher margins. The total cost of these projects is expected to be no more than $5,000,000.

In connection with the Company's plans to enter the CNG refueling business, on March 7, 1997, WAC, a newly formed wholly-owned subsidiary of the Company, and Wilson Technologies Incorporated ("Wilson"), a leading supplier of CNG refueling stations which is engaged in the business of selling, designing, manufacturing, installing and servicing CNG refueling stations and related products for use in the CNG industry throughout the world, entered into an Interim Operating Agreement (the "Arrangement"). Under the terms of the Arrangement, effective as of February 17, 1997, WAC was granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson had not begun to perform, in exchange for monthly payments of $84,000, and royalty payments not to exceed $3,000,000 cumulatively, less certain adjustments, if any. of 5% on net revenues. WAC is entitled to all revenues earned by WAC and by certain businesses of Wilson commencing as of February 17, 1997. In addition, Zimmerman Holdings Inc. ("ZHI"), the parent of Wilson, has agreed to reimburse the Company for 50% of the net operating cash deficit of WAC, if any. WAC is also entitled to use the Wilson premises as well as available inventory of Wilson in carrying out the business at a price of cost plus 10% or any other amount mutually agreed upon by WAC and Wilson. The Arrangement was to have terminated on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition was not completed within 90 days, the Arrangement could be extended by WAC for up to three years.

Simultaneously with the Arrangement, the Company, WAC, Wilson and ZHI entered into a purchase agreement (the "Acquisition"), whereby WAC will acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, including Wilson's Canadian and Mexican subsidiaries, in exchange for the assumption of certain liabilities, a $3 million contingent royalty note of WAC, a note based upon certain operating expenses issued by WAC and a $220,000 convertible debenture issued by the Company. The Acquisition is subject to several conditions, including obtaining satisfactory restructuring of all of Wilson's creditor obligations including the consent of such creditors to the proposed Acquisition.

Effective as of March 21, 1997, the Arrangement was amended (the "Amendment"), so that WAC agreed to acquire $394,000 of Wilson's inventory and/or other assets to be paid for through the application of $294,000 previously paid under the Arrangement, plus other adjustments, with the difference to be paid to Wilson through a five year promissory note payable in equal annual installments. Furthermore, the cumulative royalty to be paid to Wilson was reduced from $3 million to $2 million, less certain adjustments. Also under the Amendment, effective June 1, 1997, the Company ceased making the monthly payment and assumed direct responsibility for expenses relating to the operation of Wilson's facilities, including the lease of the premises and the hiring of certain employees formerly employed by Wilson. These expenses are not anticipated to exceed $84,000 per month. Pursuant to the Amendment, and except as provided for therein, the Arrangement and Acquisition were terminated effective as March 21, 1997. Upon such termination, WAC is not restricted in continuing its CNG business. The parties to the Amendment have agreed to exchange mutual releases with respect to the Arrangement and the Acquisition.

WAC has recently been awarded contracts for the supply of CNG refueling station equipment totaling more than $2,000,000. Under the terms and conditions of these contracts, WAC anticipates that there will be adequate cash flow to fund the equipment as prescribed under the contracts. WAC intends to pursue additional service and maintenance business and other station development opportunities in the U.S., Mexico and other countries.

During October 1996, the Company completed a private placement of units including warrants and promissory notes due November 1997. See Note 7 to the Consolidated Financial Statements. Total proceeds raised from the private placement were $325,000 of which the Company used the net proceeds for working capital requirements. During April 1997, 250,000 warrants to purchase 250,000 shares of the common stock of the Company issued in connection with the private placement were exercised at prices below the original stated exercise price ($1.75-$2.00) in exchange for cancellation of $250,000 of indebtedness from the private placement, plus accrued interest thereon and a cash payment received by the Company of $188,438.

During April 1997, the Company's President exercised 2,200,000 warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note issued to the Company, which accrues interest at the rate of 8.25% per annum. The promissory note is secured by 1,000,000 shares of common stock of the Company owned by the President and has been recorded in stockholders' equity. During April 1997, an additional 315,000 warrants to purchase 315,000 shares of common stock of the Company were exercised by certain directors of the Company and other third parties at exercise prices ranging from $1.25 - $2.50 per share.

Effective October 24, 1996, Thomas P. Muse, Chairman, Mark D. Casaday, President, and Thomas A. Serleth, Executive Vice President, Secretary,
Treasurer, and Chief Financial Officer resigned as members of the Board of Directors and Officers of the Company. Mr. Casaday continued as President until the expiration of his employment contract on October 31, 1996.

Effective October 29, 1996, Jerome B. Richter was elected to the positions of Chairman of the Board of Directors, President and Chief Executive Officer, Ian
T. Bothwell was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer, and Jorge R. Bracamontes was elected Executive Vice President and Secretary. During March 1997, Ian T. Bothwell was elected to the Board of Directors.

Management of the Company believes that the Company will ultimately realize on
the  Judgement.    Receipt  of  the  proceeds  from  the  Judgment  against
IBC-Brownsville would enable the Company to substantially eliminate all of its outstanding obligations including all debt obligations and legal fees plus provide additional working capital. At April 30, 1997, the Judgment including accrued interest and legal fees approximated $3,376,213, less contingent legal
fees.    See  Note  3  to  the  Consolidated  Financial  Statements.

Through a combination of the agreements with its major customer to purchase a minimum monthly volume of LPG and its primary LPG supplier to provide increased volumes of LPG, and a full year of sales to U.S. Rio Grande Valley propane distributors, the Company believes it will have cash flow adequate to meet its obligations for the next twelve month period. In addition, the Company intends to expand sales to its major customer, including related products and/or additional services, and intends to generate new business with other customers which benefit from the Company's pipeline, terminal and other strategic advantages.


PART  II          OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS.

See  Note  3  to  the  Consolidated  Financial  Statements.


ITEM  2.          CHANGES  IN  SECURITIES.

On May 29, 1997, at the 1997 Annual Meeting of Stockholders of the Company, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.

On March 25, 1997, the Company granted 200,000 warrants to purchase shares of common stock of the Company with an exercise price of $3.625 per share exercisable on or prior to March 24, 2000, to Jorge R. Bracamontes, Executive Vice President, Secretary and a director of the Company.

On March 26, 1997, M.I. Garcia Cuesta exercised 15,000 warrants to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share through payment of $150 in cash and issuance of a promissory note due March 26, 2000 to the Company in the principal amount of $37,350 which accrues interest at the rate of 8.25% per annum and is secured by the pledge of 15,000 shares of common stock of the Company.

On April 11, 1997, Jerome B. Richter exercised 2,200,000 warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share through payment of $22,000 in cash and issuance of a promissory note due April 11, 2000 to the Company in the principal amount of $2,728,000 at the of 8.25% per annum and secured by the pledge of 1,000,000 shares of common stock of the Company.

On March 25, 1997, the Company approved the exercise by Thomas G. Janik Associates, Inc. ("Janick") of 25,000 warrants to purchase 25,000 shares of common stock of the Company at an exercise price below the stated exercise price of $2.50 per share and accepted, in lieu of cash payment for such exercise, the cancellation of $42,000 principal amount of indebtedness due Janik, plus interest thereon.

On March 25, 1997, the Company agreed to adjust the exercise price of 50,000 warrants to purchase 50,000 shares of common stock of the Company held by TRAKO International Company Limited, a company controlled by John H. Robinson, a director of the Company, and 50,000 warrants to purchase 50,000 shares of common stock of the Company held by John H. Robinson to $2.50 from $5.00 per share.

On March 25, 1997, the Company ratified the execution and delivery of Exchange Agreements between the Company and Thomas P. Muse, Mark D. Casaday and Thomas
A. Serleth, former officers and directors of the Company, providing for the exchange (i) by Muse of 242,856 warrants to purchase common stock of the Company for 55,195 shares of common stock; (ii) by Casaday of 200,000 warrants to purchase 200,000 shares of common stock of the Company for 50,000 shares of common stock; and (iii) by Serleth of 260,000 warrants to purchase 260,000 share of common stock of the Company for 59,091 shares of common stock.

On April 13, 1997, 300,000 warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $1.25 per share, were exercised by a director of the Company and other third parties.

During October 1996, the Company issued 6.5 units in a private placement totaling $325,000 (the "Units"). Each Unit consists of (i) a promissory note in the amount of $50,000 (collectively, the "Notes") and (ii) common stock purchase warrants (the "Warrants") to purchase Fifty thousand (50,000) shares of common stock of the Company at an exercise price of $3.00 per share.

The Notes accrue interest at the rate of 10% annually and are payable on November 7, 1997 (the "Payment Date"). In the event the Company receives in excess of two hundred fifty thousand ($250,000) dollars in connection with any offering of its securities prior to the Payment Date, the Company shall utilize up to one-half of the proceeds from such sale to satisfy the Notes. In the event such payment does not fully satisfy the Notes, the Company shall pay the balance due on the Payment Date.

During April 1997, 200,000 of the Warrants issued in connection with the placement of the Units, were exercised at $1.75 per share and 50,000 of the Warrants issued in connection with the placement of the Units, were exercised at $2.00 per share, in exchange for cancellation of $250,000 of the Notes, plus accrued interest thereon, and a cash payment received by the Company of $188,438.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES.

     None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITIES HOLDERS.

The 1997 Annual Meeting of Stockholders of the Company (the "Meeting") was held on May 29, 1997 at the Company's executive offices. The record date for the Meeting was April 18, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees for directors as listed in Proposal No. 1 in the proxy statement, and all of such nominees were elected.

     The results of the voting by the stockholders for directors is presented below.

     Proposal  #1          Election  of  Directors

  Name of Director Elected  Votes For  Votes Withheld
  ------------------------  ---------  --------------
  Jerome B. Richter         6,672,950     18,150
  Ian T. Bothwell           6,672,950     18,150
  Jorge R. Bracamontes      6,672,850     18,250
  John P. Holmes            6,672,950     18,150
  Kenneth G. Oberman        6,672,950     18,150
  Stewart J. Paperin        6,672,850     18,250
  John H. Robinson          6,672,950     18,150


Four proposals (designated Proposals No. 2, 3, 4 and 5) were submitted by the Board of Directors to a vote of stockholders of the Company at the Meeting. Each proposal was approved by the stockholders of the Company by the votes set forth below each of the listed proposals.
Proposal  #2          Proposal  to amend the Company's Restated Certificate of
Incorporation  to
authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.

          For        Against  Abstain  Broker Non Votes

          5,053,429  153,850   15,050      1,468,771


     Proposal #3 Proposal to approve the amendment and restatement of the Company's Amended and Restated By-Laws to allow, among other things, the Board of Directors of the Company to amend the by-laws and to take certain other actions and to effect certain other matters by an affirmative vote of a majority of the Board of Directors.

          For        Against  Abstain    Broker Non Votes

          4,950,749  255,730   15,850       1,468,771


     Proposal  #4          Proposal  to  approve  and  ratify  certain private
transactions  entered  into  by  the
Company involving the issuance of shares of common stock of the Company and warrants to purchase shares of common stock of the Company or the incurrence of indebtedness in excess of $100,000.

          For        Against  Abstain

          6,643,571  39,980   7,549


     Proposal  #5      Proposal to ratify the appointment of Burton McCumber &
Prichard,  L.L.P.  as
               the  independent  auditors  of  the  Company.

          For        Against  Abstain

          6,673,701  15,450   1,949


ITEM  5.          OTHER  INFORMATION.

     None.



ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a.          Exhibits
            --------

The  following  Exhibits  are  incorporated  herein  by  reference:

10.23 Interim Operating Agreement between the Wilson Acquisition Corporation and Wilson Technologies Incorporated dated March 7, 1997 - incorporated herein by reference to Exhibit 10.23 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.24 Purchase Agreement between the Registrant, Wilson Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. dated March 7, 1997 - incorporated herein by reference to Exhibit 10.24 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.25 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant and Mark D. Casaday - incorporated herein by reference to Exhibit 10.25 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.26 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant Thomas P. Muse - incorporated herein by reference to Exhibit 10.26 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.27 Agreement for Exchange of Warrants for Common Stock dated February 19, 1997 between the Registrant and Thomas A. Serleth - incorporated herein by reference to Exhibit 10.27 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.28 Agreement between Roberto Keoseyan and the Registrant dated November 12, 1996 - incorporated herein by reference to Exhibit 10.28 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

10.29 Promissory Note between Bay Area Bank and the Registrant dated December 20, 1996 - incorporated herein by reference to Exhibit 10.29 of the Registrant's 10-QSB Quarterly Report for the quarter ended January 31, 1997.

The  following  Exhibits  are  included  herewith:

3.1          Restated  Certificate  of  Incorporation, as amended.

3.2          Amended  and  Restated  By-Laws

10.30          Promissory  Note and Pledge and Security Agreement between M.I.
Garcia  Cuesta  and  the  Registrant  dated  March  26,  1997.

10.31 Real Estate Lien Note, Deed of Trust and Security Agreement between Lauren Constructors, Inc. and the Registrant dated April 9, 1997.

10.32 Promissory Note and Pledge and Security Agreement between Jerome B. Richter and the Registrant dated April 11, 1997.

10.33 Lease Amendment between Registrant and Brownsville Navigation District Of Cameron County, Texas dated May 7, 1997.

10.34 Lease Amendment between Seadrift Pipeline Corporation and the Registrant dated May 29, 1997.

10.35 Lease dated as of May 22, 1997 between Nine-C Corporation and J.B. Richter, Capital resources and J.B. Richter and J.B. Richter, an individual, as amended with respect to the Company's executive offices.

10.36       Promissory Note between Bay Area Bank and the Registrant dated May
28,  1997.

10.37 Amendment of the Interim Operating Agreement between the Registrant, Wilson Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. dated March 21, 1997.

27.0            Financial  Data  Schedule.


The  following  report  on  Form  8-K  is  incorporated  herein  by reference:


b.                  Reports  on  Form  8-K
                    ----------------------

On February 7, 1997, the Registrant filed a Form 8-K Current Report including a press release issued by the Company on February 4, 1997 in connection with an agreement to supply CNG buses and refueling stations.

















                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PENN OCTANE CORPORATION




Date:  June  13,  1997          By: /s/ IAN T. BOTHWELL
                                   --------------------------
                                    Ian  T.  Bothwell
                                    Vice  President  and
                                    Chief  Financial  Officer