Form 10-K
period 1997-07-31
PENN OCTANE CORP
filed 1997-11-13
CIK 893813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  July  31,  1997

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ______________________  to
_______________________


                      Commission file number:  000-24394

                            PENN OCTANE CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                             52-1790357
(State  or  Other  Jurisdiction  of
   Incorporation or Organization)      (I.R.S. Employer Identification No.)

900  VETERANS  BOULEVARD,  SUITE  240,  REDWOOD  CITY,  CALIFORNIA       94063
     (Address  of  Principal  Executive  Offices)                   (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code:        (415) 368-1501

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:    NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.          Yes     X    No
                                                                    ----

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 1997 was $26,189,549. The last reported sale price of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on October 31, 1997 was $5.94 per share.

     The  number  of  shares  of  Common  Stock,  par  value  $.01  per share,
outstanding  on  October  31,  1997  was    8,694,600.

                            DOCUMENTS INCORPORATED BY REFERENCE

                                           None

                                     TABLE OF CONTENTS


          ITEM                                                                    PAGE NO.
          ----                                                                    --------
Part I      1.  Business                                                                 3

            2.  Properties                                                               9

            3.  Legal Proceedings                                                       10

            4.  Submission of Matters to a Vote of Security Holders                     11

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                                     12

            6.  Selected Financial Data                                                 13

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               14

           7A.  Quantitative and Qualitative Disclosures About Market Risks             20

            8.  Financial Statements and Supplementary Data                             21

            9.  Changes in and Disagreements with  Accountants on Accounting
                and Financial Disclosure                                                57

Part III   10.  Directors and Executive Officers of the Registrant                      58

           11.  Executive Compensation                                                  60

           12.  Security Ownership of Certain Beneficial Owners and Management          62

           13.  Certain Relationships and Related Transactions                          63

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        64

                                    PART I

     This  report  contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and may include the words "believes," "will enable," "will depend," and
"intends to" or similar expressions as well as other statements of expectations, beliefs, future strategies and comments concerning matters which are not historical facts. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied by the statements.

ITEM  1.          BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company is principally engaged in the purchase, transportation and sale of liquified petroleum gas ("LPG") and the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville Terminal Facility (the "Pipeline"). The Company sells its LPG primarily to PMI Trading Limited ("PMI"), which is the exclusive importer of LPG into Mexico and a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company ("PEMEX"), for distribution in the northeast region of
Mexico.    The  Company's  CNG  activities  include  the  design,  packaging, construction, operation and maintenance of CNG fueling stations. In addition, the Company is planning the construction and operation of a CNG vehicle and station infrastructure in Mexico City, Mexico. The Company has recently entered the business of buying, transporting and selling propylene ("PPL").

     On October 21, 1993, International Energy purchased 100% of the common stock of Penn Octane Corporation, a Texas corporation ("POC"), and merged POC into International Energy as a division. As a result of the merger of POC with and into the Company, the Company assumed the lease agreement between POC and Seadrift Pipeline Corporation ("Seadrift") relating to the Pipeline which connects Exxon Company, U.S.A.'s ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's LaGloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In January 1995, the Board of Directors approved the change of the Company's name to Penn Octane Corporation.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in July 1994 upon completion of construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeast region of Mexico as a result of the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major Mexican cities as Matamoros, Reynosa and Monterrey. Since 1994, the Company's primary customer for LPG has been PMI. Sales of LPG to PMI accounted for 90%, 96% and 95% of the Company's total revenues for the fiscal years ended July 31, 1995, 1996 and 1997, respectively.

     In March 1997, the Company, through its wholly-owned subsidiary PennWilson CNG, Inc., a Delaware corporation ("PennWilson"), acquired certain
assets,  including  inventory,  equipment    and  intangibles,  from  Wilson
Technologies Incorporated ("WTI"), a company formerly engaged in the design, construction, installation and maintenance of turnkey CNG fueling stations, hired certain of WTI's former employees and commenced operations for the provision of equipment and services used in the CNG industry. See Note C to the Consolidated Financial Statements. As of October 31, 1997, the Company had substantially completed performance under two contracts relating to the design, construction and installation of CNG equipment valued at approximately $1.7 million and was bidding for additional contracts. The Company currently intends to expand its CNG-related operations into Mexico through the development of a CNG vehicle and station infrastructure in Mexico City (the "Mexico City Project").

     On October 28, 1997, the Company formed Penn CNG Holdings, Inc. ("Penn CNG"), a Delaware corporation and wholly-owned subsidiary, to act as the holding company for the Company's CNG operations in the United States, Mexico and other countries.

     In September 1997, the Company began selling limited volumes of PPL to U.S. customers, purchased from PMI and entered into negotiations with PMI and other suppliers to obtain a long-term PPL supply agreement.

     Pursuant to an option, the Company currently intends to acquire ownership of Penn Octane de Mexico S.A. de C.V. ("PennMex"), a Mexican company which has had minimal operations since its inception and is owned 90% by Jorge R. Bracamontes, an officer and director of the Company, for a nominal sum, to pursue opportunities in Mexico other than CNG.

     The Company's principal executive offices are located at 900 Veterans Boulevard, Suite 240, Redwood City, California 94063, and its telephone number is (415) 368-1501. The offices of PennWilson are located at 12118 South Bloomfield, Santa Fe Springs, California 90670, and its telephone number is
(562)  929-6789.

LIQUIFIED  PETROLEUM  GAS

     OVERVIEW. Since July 1994, the primary business of the Company has been the purchase, transportation and sale of LPG. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. LPG is also widely used as a motor fuel.

     Mexico is the largest market for LPG in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for nearly two-thirds of Mexican households. In 1996, domestic sales of LPG in Mexico averaged approximately 11.1 million gallons per day, an increase of 3.9% over sales for 1995, of which approximately 2.3 million gallons per day were imported from the United States. The majority of Mexico's domestic LPG production is located in the southeastern region of Mexico, while consumption is heaviest in central, northern and Pacific coast regions. Demand for LPG in Mexico is projected to grow at a compounded annual growth rate of approximately 3% from 1996 to 2000.

     The Company has been able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeast Mexico primarily as a result of the Pipeline and the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major cities as Matamoros, Reynosa and Monterrey, Mexico. Prior to the commencement of operations by the Company at its Brownsville Terminal Facility in 1994, LPG exports to northeast Mexico from the United States had been transported by truck and rail primarily through Eagle Pass, Texas which is approximately 240 miles northwest of
Brownsville.    The  Company's  Brownsville  Terminal  Facility  provides
significantly reduced trucking distances from Ciudad Madero and Piedras Negras, the principal LPG supply centers (other than Brownsville) used by PMI, to points of distribution in northeast Mexico. The Company's Brownsville Terminal Facility is approximately 331 miles closer to Matamoros than either Ciudad Madero or Piedras Negras, and approximately 57 miles closer to Monterrey than Piedras Negras.

     THE BROWNSVILLE TERMINAL FACILITY. The Company's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes 11 storage and mixing tanks, 4 mixed product truck loading racks, one specification product propane loading rack and two racks capable of receiving LPG delivered by truck. The truck loading racks are linked to a computer-controlled loading and remote accounting system. The Brownsville Terminal Facility also contains a railroad spur.

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District under a lease agreement (the "Brownsville Lease") that expires on October 15, 1998 and is renewable by the Company for an additional five (5) year term which would expire on October 15, 2003. The Brownsville Lease contains a pipeline easement to the Brownsville Navigation District oil dock.

     THE PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Union Carbide Corporation ("Union Carbide"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's LaGloria Gas
Plant  in  Jim  Wells  County,  Texas,  to  the Company's Brownsville Terminal
Facility.

     The Pipeline Lease currently expires in March 2004. On May 21, 1997, the Company and Seadrift entered into an amendment to the Pipeline Lease to extend the term of the Pipeline Lease through March 31, 2013. This amendment will become effective on the earlier of April 1, 1998 and the completion of certain enhancements to the Pipeline by the Company, at the Company's option. The Company believes the extension of the Pipeline Lease will give the Company increased flexibility in negotiating sales and supply agreements with its customers.

     Present Pipeline capacity is approximately 265 million gallons per year. In fiscal year 1997, the Company transported 61.7 million gallons of LPG through the Pipeline. The Company can increase the Pipeline's capacity to approximately 350 million gallons per year through the installation of additional pumping equipment.

     DISTRIBUTION. Historically, all of the LPG from the Pipeline has been delivered to the Company's customers at the Brownsville Terminal Facility and then transported by truck to the U.S. Rio Grande Valley and northeast Mexico either by the customers or by the Company on behalf of the customers. The Company is currently considering constructing extensions to the Pipeline from the Brownsville Terminal Facility to the Brownsville Navigation District oil dock and to the railroad spur located at the Brownsville Terminal Facility, which would enable the Company to transport LPG by ocean-going vessels and by railcar to customers in Mexico, the United States or elsewhere. The Company is also exploring the possibility of constructing a terminal facility in Matamoros, Mexico and a pipeline to connect such a terminal facility with the Brownsville Terminal Facility to enable the Company to transport LPG by pipeline directly into northeast Mexico for subsequent sale and distribution. The Company owns 14 trailers which are approved for the transport of petrochemicals over U.S. roadways. These trailers have been used to transport LPG on behalf of PMI from the Brownsville Terminal Facility to points of distribution in northeast Mexico, and to transport PPL from Mexico to the United States.

     LPG SALES AGREEMENT. Since July of 1994, the Company has been a supplier of LPG to PMI, which, under current Mexican law, has exclusive responsibility for importing LPG into Mexico. PMI is the Company's largest customer, with sales of LPG to PMI accounting for 90%, 96% and 95% of the Company's total revenues for the fiscal years ended July 31, 1995, 1996 and 1997, respectively. The Company and PMI have entered into a sales agreement (the "PMI Sales Agreement") for the period October 1, 1997 through September 30, 1998, under which PMI has committed to purchase from the Company a minimum volume of LPG each month, mixed to PMI's specifications, subject to seasonal variability, with a total committed minimum annual volume of 69.0 million gallons, representing a 15% increase over minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1996 through September 30, 1997.

     DEREGULATION OF THE LPG MARKET IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Arti culo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law"), and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to
completely  deregulate  the  LPG  market.    Upon  the  completion  of  such
deregulation, the Company expects to be able to import LPG into Mexico for sale directly to independent distributors. Pursuant to the PMI Sales Agreement upon deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the PMI Sales Agreement. Depending on the outcome of any such renegotiation, the Company expects either to (i) enter into contracts directly with LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the PMI Sales Agreement to account for the effects of such deregulation.

     LPG SUPPLY. Historically, the Company has purchased LPG from Exxon, mixed to PMI's specifications, at variable posted prices below those provided for in the PMI Sales Agreement thereby providing the Company with a fixed margin over the cost of LPG. Between November 1, 1996 and early November 1997, PMI guaranteed the Company's credit with Exxon. In November 1997, the Company obtained a $3.8 million letter of credit in favor of Exxon under a $6.0 million credit facility (the "RZB Credit Facility") with RZB Finance, L.L.C. ("RZB Finance"), which can be terminated at any time by RZB. As a result of the letter of credit, PMI no longer provides credit guarantees to Exxon on behalf of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources - Credit Arrangements." In November 1997, the Company and Exxon entered into a new supply agreement pursuant to which Exxon agreed to provide minimum monthly volumes of LPG to the Company through September 1998 under payment terms similar to the PMI Sales Agreement. The Company believes it has access to an adequate supply of LPG to satisfy the requirements of PMI under the PMI Sales Agreement. The LPG purchased from Exxon is delivered to the Company at the opening of the Pipeline in Kleberg County, Texas, and then transported through the Pipeline to the Brownsville Terminal Facility.

COMPRESSED  NATURAL  GAS

     OVERVIEW. Extracted from underground reservoirs, natural gas is a fossil fuel composed primarily of methane, hydrocarbons and inert gases. Natural gas is widely available and in abundant supply. North American supplies are reported to be sufficient to meet an estimated 150 years of demand at current usage rates. CNG is measured by volume in cubic feet and sold by mass, energy units or gasoline liter or gallon equivalents. CNG requires no refining and is normally distributed to fueling stations via natural gas pipelines that operate at a pressure of approximately 250 to 1,000 pounds per square inch
(psi). For use in vehicles, the gas is pressurized from 3,000 to 3,600 psi and stored in the vehicle's gas storage tanks.

     In the United States, federal and state legislation have tightened pollution control measures to meet federal air quality standards and encouraged the use of alternative fuels. Other countries, including Mexico, have also enacted legislation promoting the use of alternative fuels, such as CNG.

     COMPANY CNG PRODUCTS AND SERVICES. In March 1997, the Company entered the business for the design, construction, installation and maintenance of equipment for CNG fueling stations after purchasing certain assets from, and hiring personnel formerly employed by WTI, a company previously engaged in such operations. See Note C to the Consolidated Financial Statements. Equipment comprising a CNG fueling station typically consists of a compressor skid package (engine, compressor and cooler), dispensing equipment, storage bottles and gas dryers.

     As of October 31, 1997, the Company had substantially completed work under a subcontract for the design and construction of equipment for a CNG fueling station for the New York City Department of Transportation ("NYCDOT") valued at approximately $1.5 million, and under a contract with the Orange County Sanitation District in California worth approximately $250,000 to provide equipment for a CNG fueling station. The Company is actively pursuing additional contracts to provide equipment for CNG fueling stations for other large CNG fleet operators.

     EXPANSION OF CNG OPERATIONS. The Company currently intends to expand its CNG operations into Mexico City, a city which has been identified as having one of the world's worst air pollution problems. In an effort to improve the deteriorating air quality caused by vehicle emissions, the Mexican Government has enacted legislation to decrease the number of gasoline powered vehicles operating in Mexico City. The Company believes that vehicle owners in Mexico City have been reluctant or unable to acquire CNG-powered vehicles or to convert their vehicles to CNG due to the lack of CNG-powered vehicles, facilities to convert vehicles to CNG and CNG stations in Mexico City.

     In connection with the proposed Mexico City Project, the Company intends to (i) construct and operate a flagship CNG fueling station in Mexico City;
(ii) acquire a franchise dealership from Grupo Dina S.A. de C.V. ("Dina"), one of the largest truck and bus manufacturers in Mexico, to sell CNG-powered buses and trucks to operators of public and private fleets; and (iii) supply CNG-powered vehicles with CNG.

PROPYLENE

     In September 1997, the Company began limited sales of PPL purchased in Mexico from PMI for resale to industrial PPL consumers in the United States. PPL is a liquid petroleum based product from which polypropylene is made. Polypropylene is used in the manufacture of a variety of household and industrial products including clothing and plastics. Although the Company has no formal contract for the supply of PPL, the Company purchases available quantities of PPL from PMI under a month-to-month arrangement. The Company has entered into a one year contract with Union Carbide pursuant to which Union Carbide has agreed to purchase nine million pounds of high-grade PPL per month, if available, from the Company at a variable posted price through July 31, 1998. The Company hires independent contractors to transport the PPL purchased from PMI by truck from Mexico to the United States. The Company is currently seeking to obtain adequate supplies of high-grade PPL from PMI and other suppliers.

COMPETITION

     LPG. The Company competes with several major oil and gas and trucking companies for the export of LPG from Texas to northeastern Mexico. In many cases these companies own or control their LPG supply and have significantly greater financial resources than the Company.

     The Company competes in the supply of LPG on the basis of price. As such, LPG providers who own or control their LPG supply may have a competitive advantage over the Company. Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products, however, at certain times of the year, trucking companies may reduce their rates to levels lower than those charged by the Company. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the Pipeline provides a transportation cost advantage over the Company's trucking competitors.

     The Company believes that its Pipeline and the location of the Brownsville Terminal Facility leave it well positioned to successfully compete for LPG supply contracts with PMI and upon deregulation of the Mexican LPG market with local distributors in northeast Mexico.

     CNG. Several companies offer products and services that compete directly with the Company's provision of CNG equipment and services, including the design, packaging, construction and maintenance of equipment for CNG fueling stations. If the market for CNG-fueled vehicles develops as anticipated by the Company, it is likely that new competitors will enter the market. The
Company competes in the provision of equipment and services to the CNG industry principally on the basis of price and product performance. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

     In order to meet the emissions standards that have been established by United States and Mexican federal and state mandates over the past several years,  several  alternative  fuels  in addition to CNG are being used or have
been  proposed  for  use  in  alternative  fuel  vehicles.    These  include
electricity, LPG, methanol, ethanol, hydrogen, reformulated gasoline and liquefied natural gas. Each of these other fuels has comparative advantages and disadvantages over CNG and each is expected to occupy part of the market for alternative fuels. In addition, research is being conducted to develop a gasoline powered engine that would compete with alternative fuel vehicles in emissions, the successful development of which could impact the size of the alternative fuels market.

     PPL. The Company competes with several major oil and gas, petrochemical and trucking companies for the supply of PPL to U.S. consumers. In many cases these companies own or control their PPL supply and have significantly greater financial resources than the Company. Historically, PMI, the Company's sole supplier of PPL, has not supplied PPL for export to the U.S. market. The Company currently purchases PPL from PMI on a month-to-month basis.

ENVIRONMENTAL  AND  TARIFF  REGULATIONs

     The operations of the Company are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although the Company believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, the Company is unable to predict with certainty the ultimate cost of compliance with their requirements and their effect on the Company operations and business prospects.

     The intrastate petroleum pipeline operations of the Company are subject to regulation by the Texas Railroad Commission. The Texas regulation requires that intrastate tariffs be filed with the Railroad Commission and allows shippers to challenge such tariffs. The Company believes it is in compliance with all applicable regulations of the Texas Railroad Commission.

EMPLOYEES

     As of July 31, 1997, the Company had 41 employees, including two in finance, 10 in sales and administration, three in design, and 26 in production. The Company's engineers and supervisors generally oversee operation of the Pipeline and the Brownsville Terminal Facility and the design, construction, transportation and installation of CNG equipment. In addition, the Company occasionally retains subcontractors and consultants in connection with its operations.

     Seventeen of the Company's employees are covered by a collective bargaining agreement. Thirteen of the Company's employees are covered by the Southern California MEA Maintenance Agreement between the Millwright and Machine Erectors Local 1607, an affiliate of the United Brotherhood of Carpenters and Joiners of America. Four of the Company's welders are covered by a Standard Form of Union Agreement between the Company and Local Union Number 102 of the Sheet Metal Workers' International Association.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

ITEM  2.          PROPERTIES.

     As of July 31, 1997, the Company owned or leased the following facilities:


                                                                   APPROXIMATE         LEASED OR
LOCATION                           TYPE OF FACILITY                    SIZE              OWNED
Brownsville, Texas      Pipeline and Storage Facility, On-site            31 acres  Leased(1)(2)(3)
                        Administrative Offices


Brownsville, Texas      Brownsville Terminal Facility Building  19,200 square feet  Owned(1)(2)


Extending from Kleberg  Seadrift Pipeline                                132 miles  Leased(2)(4)
County, Texas to
Cameron County, Texas

Santa Fe Springs,       CNG Manufacturing Facilities and             17,347 square  Leased(2)(5)
California              Administrative Offices                  feet and
                                                                 4,000 square feet

Redwood City,           Penn Octane Corporation Headquarters     1,559 square feet  Leased(2)(6)
California


________________
(1)        The Company's lease with respect to the Brownsville Terminal Facility expires on October
15,  1998  and  the  Company has a five-year renewal option to extend the lease through October 15,
2003.

(2)          Pursuant to a $6.0 million credit facility, the Company has agreed to grant a mortgage security  interest  and  assignment  in  any  and  all  of  the Company's real property, buildings, pipelines, fixtures, and interests therein, including, without limitation, the lease agreement with the  Navigation  District  of  Cameron  County,  Texas,  and the Pipeline Lease.  See "Management's
Discussion  and  Analysis  of  Financial Condition and Results of Operation - Liquidity and Capital
Resources  -  Credit  Arrangements."

(3)        The Company's leasehold rights with respect to 14.51 acres of this land are subject to a subordinated  perfected  security  interest  held by Western Wood Equipment Corporation (Hong Kong)
("Western  Wood")  pursuant to a Purchase Agreement, Secured Promissory Note and Security Agreement
dated  June  16,  1997 entered into by and between Western Wood and the Company.  See "Management's
Discussion  and  Analysis  of Financial Condition and Results of Operations - Liquidity and Capital
Resources  -  Private  Placements  and  Other  Transactions."

(4)          The  Company's  lease  with  Seadrift  expires  on  March  31,  2013.

(5)        The Company's lease with respect to the Santa Fe Springs, California site and facilities expires  December  31,  1997.

(6)        The Company's lease with respect to its headquarters offices is in the name of Jerome B.
Richter,  the Company's Chairman, President and Chief Executive Officer.  The lease expires on June
30,  1998.



For information concerning the Company's operating lease commitments, see Note N to Consolidated Financial Statements.



ITEM  3.          LEGAL  PROCEEDINGS.

     On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville ("IBC-Brownsville"), a Texas state banking association, seeking (i) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's property granted as collateral thereunder consisting of significantly all of the Company's business and assets; (ii) declaratory relief with respect to the credit facility; and (iii) an award for damages and attorneys' fees. After completion of an arbitration proceeding, on February 28, 1996, the 197th District Court in and for Cameron County, Texas entered judgment (the "Judgment") confirming the arbitral award for $3,246,754 to the Company by IBC-Brownsville.

     On April 18, 1996, the Company reached an agreement (the "IBC Settlement Agreement") to accept $400,000 to settle a lawsuit it filed in October 1995 against International Bank of Commerce-San Antonio, a bank related to IBC-Brownsville ("IBC-San Antonio"). As part of the settlement agreement, the parties, including IBC-Brownsville and IBC-San Antonio, executed mutual releases from future claims related to the IBC-Brownsville litigation.
Additionally, IBC-San Antonio agreed to indemnify the Company for any such claims made or asserted.

     On June 26, 1996, IBC-Brownsville filed a suit against the Company (Case No. 96-06-3502) in the 357th Judicial District Court of Cameron County alleging that the Company, in filing the Judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Judgment against it prevented it from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000.

     On September 23, 1996, the court which entered the Judgment on behalf of the Company indicated in a preliminary ruling that the Company was privileged in filing the Judgment to clear title to its assets. In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals. A decision is expected sometime in 1998. The Company believes the case to be frivolous and a breach of the IBC Settlement Agreement. Further, the Company believes this cause of action is covered by an indemnity agreement from IBC-San Antonio. The Company continues to believe that the Judgment is final, binding and collectible.

     On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mark Casaday, and Jorge Bracamontes; and interference with contract against Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran, in the 164th District Court of Harris County, Texas. Mr. Duran is seeking (i) judgment against the Company and Messrs. Richter, Casaday and Bracamontes for unspecified money damages, punitive damages in the amount of $10.0 million, prejudgment interest as provided for by law, and attorneys' fees; (ii) 400,000 shares of Common Stock from the Company, (iii) 100,000 shares of common stock from Mr. Richter; and (iv) such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

     In October 1996, the Company and Mr. Richter, without admitting or denying the findings contained therein (other than as to jurisdiction), consented to the issuance of an order by the Securities and Exchange Commission (the "SEC") in which the SEC (i) made findings that the Company and Mr. Richter had violated portions of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the filing of periodic reports and the maintenance of books and records, and certain related rules under the Exchange Act, and (ii) ordered respondents to cease and desist from committing or causing any current or future violation of such section and rules.

     For further information concerning the aforementioned legal proceedings, see Note N to Consolidated Financial Statements.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The 1997 Annual Meeting of Stockholders of the Company (the Meeting) was held on May 29, 1997 at the Companys executive offices. The record date for the Meeting was April 18, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to managements five proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.


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

       Proposal #2     Proposal to amend the Companys Restated Certificate of
Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.


For        Against  Abstain  Broker Non Votes
5,053,429  153,850   15,050         1,468,771

     Proposal #3 Proposal to approve the amendment and restatement of the Companys Amended and Restated By-Laws to allow, among other things, the Board of Directors of the Company to amend the by-laws and to take certain other actions and to effect certain other matters by an affirmative vote of a majority of the Board of Directors.


For        Against  Abstain  Broker Non Votes
4,950,749  255,730   15,850         1,468,771

     Proposal  #4          Proposal  to  approve  and  ratify  certain private
transactions entered into by the Company involving the issuance of shares of common stock of the Company and warrants to purchase shares of common stock of the Company or the incurrence of indebtedness in excess of $100,000.


For        Against  Abstain
6,643,571   39,980    7,549

     Proposal  #5      Proposal to ratify the appointment of Burton McCumber &
Prichard,  L.L.P.  as  the  independent  auditors  of  the  Company.


For        Against  Abstain
6,673,701   15,450    1,949



                                    PART II


ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock began trading in the over-the-counter ("OTC") market on the Nasdaq SmallCap Market under the symbol "POCC" in December 1995.

     The following table sets forth the reported high and low bid quotations of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                   HIGH    LOW
                                  ------  ------
FISCAL YEAR ENDED JULY 31, 1996:
First Quarter                     $4.750  $3.500
Second Quarter                     4.750   3.125
Third Quarter                      6.750   3.625
Fourth Quarter                     6.063   3.500

FISCAL YEAR ENDED JULY 31, 1997:
First Quarter                     $4.625  $2.375
Second Quarter                     4.000   1.750
Third Quarter                      4.063   2.250
Fourth Quarter                     4.938   2.125

     On October 31, 1997, the closing bid price of the Common Stock as reported on the Nasdaq SmallCap Market was $5.94 per share. On October 31, 1997, the Company had 8,694,600 shares of Common Stock outstanding and approximately 319 holders of record of the Common Stock.

     The Company has not paid and does not intend to pay any dividends to shareholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

     On October 31, 1997, the Company had outstanding 270,000 shares of Preferred Stock, convertible into 3.333 shares of Common Stock per share of Preferred Stock. On September 10, 1997, the Board of Directors approved the proposed issuance of 100,000 shares of Common Stock to the holders of Preferred Stock, pro rata according to ownership, as inducement to convert their shares of Preferred Stock into shares of Common Stock, issuable upon conversion, and in consideration for the waiver by the holders of Preferred Stock of any rights relating to such Preferred Stock, including dividends, if any. The Company expects conversion of substantially all shares of Preferred Stock to occur prior to December 31, 1997.

ITEM  6.          SELECTED  FINANCIAL  DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 1997, have been derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere
herein.    All  information  is  in  thousands,  except  per  share  data.



                                              Year  Ended  July  31,
                                  1993     1994      1995      1996       1997
                                 ------  --------  --------  --------  ----------
Revenues                         $ -(1)  $ 475(1)  $14,787   $26,271   $30,367(1)
Loss from continuing operations    (83)   (1,234)   (2,047)     (724)     (2,923)
Loss per common share             (.03)     (.37)     (.47)     (.14)       (.48)
Total assets                       444     6,747     6,159     5,190       5,496
Long-term obligations                -     1,589        95     1,060       1,113

ITEM  7.       MANAGEMENT'S     DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND  RESULTS  OF  OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1997) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for fiscal 1997 discussed below.

OVERVIEW

     The Company is principally engaged in the purchase, transportation and sale of LPG and the provision of equipment and services to the CNG industry. Since July 1994, the Company has bought and sold LPG for distribution into northeast Mexico and the U.S. Rio Grande Valley. In March 1997, the Company expanded its operations to include the design, construction, installation and maintenance of turnkey CNG fueling stations. In September 1997, the Company commenced limited sales of PPL, purchased from PMI in Mexico, to consumers in the United States.

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. In fiscal 1997, the Company derived approximately 97.8% of its revenues from sales of LPG, of which sales to PMI accounted for 95.0% of total sales.

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from WTI, a company engaged in the engineering, design and construction of equipment for turnkey CNG fueling stations. In connection with this acquisition, the Company paid $394,000 and is committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and is reflected as such in the Company's financial statements for fiscal 1997.

     The Company provides products and services through a combination of fixed-margin and fixed-priced contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG and PPL are based on variable posted prices that provide the Company with a fixed margin. Costs included in costs of goods sold other than the purchase price of LPG and PPL may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from Exxon and resold to PMI could result in unanticipated costs.

     The Company's CNG revenues are principally derived from contracts awarded on a fixed-price, as-completed basis. In competing for contracts to construct CNG fueling stations or components thereof, the Company normally must submit bids for specific projects. The Company's ability to achieve a profit margin for a specific project is dependent on the accuracy of its assessment of the costs associated with that project.

LPG  SALES

     The following table shows the Company's volume sold in gallons, average sales price and average purchase price of LPG for fiscal 1995, 1996 and 1997.



                      Fiscal  Year  Ended  July  31,
                      ------------------------------
                            1995   1996   1997
                            -----  -----  -----
Volume Sold
 LPG (millions of gallons)   37.9   65.4   61.7

Average sales price
 LPG (per gallon)       $0.39  $0.40  $0.48

Average purchase price
 LPG (per gallon)      $0.33  $0.36  $0.43



RESULTS  OF  OPERATIONS

     YEAR  ENDED  JULY  31,  1997  COMPARED  WITH  JULY  31,  1996

     Revenues. Revenues for fiscal 1997 were $30.4 million compared with $26.3 million for fiscal 1996, an increase of $4.1 million or 15.6%. Of this increase (i) $4.9 million was attributable to increased average sales prices for LPG in fiscal 1997 partially offset by a decrease in volumes of LPG sold in fiscal 1997 resulting in a decrease in sales of $1.5 million, and (ii) $663,000 was attributable to revenues from sales of equipment for CNG fueling stations. The decrease in volume of LPG sales in fiscal 1997 resulted from the lack of sales to PMI during the first two months of fiscal 1997 due to the expiration of the Company's sales agreement with PMI on July 31, 1996. Sales of LPG to PMI totaled $3.5 million (9.6 million gallons) for the first two months of fiscal 1996.

     Cost of sales. Cost of sales for fiscal 1997 was $29.7 million compared with $25.0 million for fiscal 1996, an increase of $4.7 million or 18.8%. Of this increase (i) $5.1 million was attributable to an increased average purchase prices for LPG purchased in fiscal 1997 partially offset by the reduction in volumes of LPG sold in fiscal 1997 resulting in a decrease in cost of goods sold of $897,000, and (ii) $547,000 was attributable to costs associated with sales of equipment for CNG fueling stations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.4 million in fiscal 1997 compared with $2.2 million in fiscal 1996, an increase of $1.2 million or 54.5%. This increase was primarily attributable to (i) $838,000 of compensation associated with the issuance of warrants to an employee and a consultant, and (ii) $372,000 of consulting and professional fees and travel costs associated with the commencement of the CNG business, litigation and other legal matters. The increase in fiscal 1997 was partially offset by reductions in amortization expense related to prepaid commissions totaling $341,000 which was fully amortized in fiscal 1996.

     Other  income  and  expense,  net.    Other  income  (expense),  net  was
($163,000) in fiscal 1997 compared with $221,000 in fiscal 1996. Income in fiscal 1996 included an award from litigation of $400,000.

     Income tax. Due to the net losses for fiscal 1997 and fiscal 1996, there was no income tax expense in either year. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the change of ownership rules under Section 382 of the Internal Revenue Code.

     YEAR  ENDED  JULY  31,  1996  COMPARED  WITH  JULY  31,  1995

     Revenues. Revenues for fiscal 1996 were $26.3 million compared with $14.8 million for fiscal 1995, an increase of $11.5 or 77.7%. Of this increase (i) $10.7 million was attributable to the increase in volumes of LPG sold in fiscal 1996, and (ii) $654,000 was attributable to increased average prices for LPG sold in fiscal 1996.

     Cost of Sales. Cost of sales for fiscal 1996 were $25.0 million compared with $14.7 for fiscal 1995, an increase of $10.3 or 70.1%. Of this increase
(i) $9.7 million was attributable to the increase in volumes of LPG sold in fiscal 1996, and (ii) $1.1 million was attributable to the increased average costs for LPG purchased in fiscal 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.2 million in fiscal 1996 compared with $1.8 million in fiscal 1995, an increase of $400,000 or 22.2%. Of this increase
(i) $208,000 was attributable to an increase in executive salaries, and (ii) $101,000 was attributable to increased commissions.

     Other income and expense, net. Other income (expense), net was $221,000 in fiscal 1996 compared with ($365,000) in fiscal 1995. Primary differences in fiscal 1996 compared to fiscal 1995 were (i) a decrease in interest expense of $827,000 in fiscal 1996 due to the payoff of a factoring agreement in August 1995, (ii) a gain of $722,000 on the sale of the Companys option to purchase National Power Exchange Group in fiscal 1995, and (iii) an award from litigation of $400,000 in fiscal 1996.

     Income tax. Due to the net losses for fiscal 1996 and fiscal 1995, there was no income tax expense in either year.

QUARTERLY  RESULTS  OF  OPERATIONS

     The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended July 31, 1997. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report. All information is in thousands, except per share data.


                                                                          Quarter  Ended

                       Oct. 31,    Jan. 31,   Apr. 30,    July 31,    Oct. 31,   Jan. 31,    Apr. 30,    July 31,
                         1995        1996       1996        1996        1996       1997        1997        1997

Net revenues          $   5,557   $   6,717   $   7,832  $   6,165   $   2,546   $  13,513  $   8,021   $   6,287

Gross Profit                262         389         376        265        (206)        785        386        (317)

Net income (loss)           (89)        (77)        113       (671)       (687)        249        (99)     (2,386)

Earnings (loss) per
  common and common
  equivalent share   $  (  .02)  $  (  .02)  $     .02  $  (  .12)  $  (  .13)  $     .04  $  (  .02)  $  (  .37)


     The net loss for the quarter ended July 31,1997 was primarily attributable to increases in the following selling, general and administrative expenses: (1) stock based compensation of $838,000, (2) PennWilson expenses of $125,000, (3) professional fees of $388,000, and (4) travel expenses of $125,000.

     Historically, the Company has received the majority of its total annual revenues during the months of October through March. Such pattern is attributable to the seasonal demand for LPG, which is typically greatest during the winter months of the second and third quarters of the Company's fiscal year. The Companys quarterly earnings may vary considerably due to the impact of such seasonality. Upon expiration of the Company's sales arrangement with PMI, effective during the period from August 1, 1995 to July 31, 1996, sales of LPG to PMI were interrupted during August and September 1996 pending the negotiation of a new sales contract that became effective in October 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has incurred losses since its inception in 1992, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson or contracts to purchase and sell PPL. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, private placements and proceeds from the exercise of warrants to purchase shares of the Company's Common Stock.

     The  following  summary  table reflects comparative cash flows for fiscal
1995,  1996  and  1997.    All  information  is  in  thousands.


                                              YEAR ENDED JULY 31,
                                             1995     1996     1997
Net cash used in operating activities      $(2,103)  $(808)  $(1,847)
Net cash provided by (used in) investing
 activities                                    209     347      (514)
Net cash provided by financing activities    1,951     769     2,027
                                           --------  ------  --------
Net increase (decrease) in cash            $    57   $ 308   $  (334)
                                           ========  ======  ========

     The Company's LPG sales agreement with PMI, its primary customer, is effective for the period from October 1, 1997 through September 30, 1998 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69 million gallons, representing a 15% increase over minimum volume requirements under the previous sales agreement with PMI effective during the months of October 1, 1996 to September 30, 1997. In November 1997, the Company entered into a new supply agreement with Exxon pursuant to which Exxon has agreed to supply minimum volumes of LPG to the Company under payment terms similar to those required in the PMI Sales Agreement. The Company believes it has access to an adequate supply of LPG as a result of its supply agreement with Exxon to satisfy the requirements of PMI under the LPG sales agreement with PMI. Under the current agreement with Exxon, the Company's current sole source of supply of LPG, the Company anticipates greater gross margins on its LPG sales as a result of lower LPG costs. In addition, the Company anticipates increased gross margins as a result of the elimination of certain costs associated with transportation, mixing and testing of LPG purchased from Exxon, which are no longer incurred in the Company's operations.

     The Company has substantially completed two contracts for the supply of CNG-related equipment totaling approximately $1.7 million, one for the NYCDOT and one for the Orange County Sanitation District. Under the terms of these contracts, the Company anticipates that there will be adequate cash flow to fund the Company's performance of its obligations thereunder. The Company intends to bid on additional contracts for the supply of CNG-related equipment and services in the future. See Note N to the Consolidated Financial Statements.

     On October 21, 1997, the Company announced that it is contemplating filing a registration statement with the SEC for the sale to the public of
additional  shares  of  its  Common  Stock.    While  the  Company  is  still
contemplating such a filing, no assurance can be given as to the timing of such offering or that the Company will be successful in raising additional capital.

     Pipeline Lease. In May 1997, the Company entered into the Pipeline Lease Amendment with Seadrift which, once effective, will extend the term of the lease through 2013. Under the Pipeline Lease Amendment, the Company will be required to make minimum monthly lease payments of $75,000, subject to abatement during the first two years of the extended term, an increase of $21,000 per month over the Company's current Pipeline Lease Agreement. The Pipeline Lease Amendment will be effective no later than April 1, 1998. See Note N to the Consolidated Financial Statements.

     Credit Arrangements. In connection with the PMI Sales Agreement, invoicing is to occur weekly. Between November 1996 and early November 1997, the Company and PMI made an arrangement under which PMI guaranteed credit with the Company's main supplier and invoicing occurred on a monthly, rather than a weekly basis.

     On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB to finance the Company's purchase of LPG and PPL. Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
(ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company has agreed to grant a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the Brownsville Lease, the Pipeline Lease, and in connection therewith to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. The Company has also agreed that it shall not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB. In connection with the RZB Credit Facility, Western Wood has agreed to subordinate its security interest in the Brownsville Terminal Facility. See "-Private Placements and Other Transactions." On November 5, an irrevocable letter of credit was established under the RZB Credit Facility in favor of Exxon in the amount of $3.8 million. Mr. Richter, the Company's Chairman and Chief Executive Officer, has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. See "Certain Relationships and Related Transactions."

     In March 1997, the Company obtained a letter of credit from the Bay Area Bank in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work for the Orange County Sanitation District. In September 1997, the letter of credit was extended to November 26, 1997. Any amounts outstanding under the letter of credit shall accrue interest at the prime rate plus 3%. Mr. Richter, the Company's Chairman and Chief Executive Officer, has personally guaranteed all of the Company's payment obligations with respect to the letter of credit. No amounts have been drawn down under the letter of credit. See "Certain Relationships and Related Transactions."

     Private Placements and Other Transactions. During October 1996, the Company completed a private placement of warrants and promissory notes due November 1997. Proceeds raised from the private placement totaled $325,000, which the Company used for working capital. During April 1997, 250,000 warrants to purchase 250,000 shares of the Common Stock issued in connection with the private placement were exercised at prices below the original stated exercise price in exchange for a cash payment of $188,000, and cancellation of $250,000 of indebtedness from the private placement, plus accrued interest thereon. During August 1997, 75,000 warrants to purchase 75,000 shares of the Common Stock of the Company issued in connection with the private placement were exercised at prices below the original stated exercise price in exchange for a cash payment of $56,000, and cancellation of $75,000 of indebtedness from the private placement, plus accrued interest thereon.

     On June 15, 1997, the Company completed a private placement with Western Wood, pursuant to which it issued a $1.0 million promissory note and warrants to purchase 500,000 shares of Common Stock exercisable until June 15, 2002 at an exercise price of $2.50 per share. Proceeds raised from the private placement totaled $1.0 million, which the Company used for working capital requirements. The promissory note accrues interest at the rate of 10.5% per annum, payable semi-annually on December 15 and June 15 of each year. The promissory note is secured by certain specified assets of the Company, including the Brownsville Terminal Facility. In addition, the Company is required to prepay the promissory note if the Company receives proceeds of $5.0 million or more in a single debt and/or equity financing transaction.

     On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the amount of $1.5 million and warrants to purchase 250,000 shares of Common Stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes are unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. The promissory notes accrue interest at the rate of 10% per annum. Payment of the principal and any accrued and unpaid interest on the promissory notes is due on the earlier to occur of June 30, 1998, and the closing of any public offering of debt or equity securities of the Company resulting in net proceeds to the Company in excess of $5.0 million. The purchasers in the private placement were granted one-time demand registration rights with respect to the shares issuable upon exercise of the warrants.

     In March and April 1997, warrants to purchase 2,790,000 shares of Common Stock were exercised, resulting in cash proceeds and debt repayments of $894,000 and promissory notes to the Company in the aggregate principal amount of $2.8 million. The Company used the net cash proceeds from the exercises of these warrants for working capital. In January 1997, the Company issued 10,000 shares of Common Stock to a consultant in payment for services rendered to the Company. In February 1997, warrants to purchase 702,856 shares of Common Stock were exchanged for 164,286 shares of Common Stock.

     In August and September 1997, warrants to purchase a total of 505,000 shares of Common Stock were exercised, resulting in cash proceeds to the Company of $1.2 million. The proceeds of such exercises were used for working capital and repayment of Company debt. Pursuant to the 1997 Stock Award Plan, in October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000. See "Executive Compensation - 1997 Stock Award Plan."

     On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of Common Stock by an unrelated third party, the Company entered into a Registration Rights Agreement agreeing to register the Common Stock issued upon exercise on or before February 1, 1998. In the event the Company fails to register the Common Stock by February 1, 1998, for each month thereafter until September 1, 1998, during which the shares have not been not registered, the Company will be required to issue the holder Common Stock warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable within a year from the date of issuance.

     For a detailed listing of Common Stock and warrant transactions during fiscal 1995, 1996 and 1997, see Note L to Consolidated Financial Statements.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of approximately $3.5 million including accrued interest and legal fees and expenses, which Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A former officer of the Company is entitled to 5% of the net proceeds. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. See "Legal Proceedings" and Note N to the Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. See Note Q to the Consolidated Financial Statements.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base,
(iv) expand its product lines and (v) raise additional debt and/or equity capital.

FINANCIAL  ACCOUNTING  STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 supersedes APB Opinion No. 15 (Opinion No. 15), Earnings per Share, and requires the calculation and dual presentation of basic and diluted earnings per share (EPS), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for fiscal 1995, 1996 and 1997 presented on the accompanying statements of income are calculated under the guidance of Opinion No. 15.

     The Company does not expect a material change in earnings per share data in any of the periods presented in the accompanying Consolidated Statements of Operations as a result of adopting SFAS 128, except for the quarter ended
April 30, 1996, during which fully diluted EPS, as defined in APB 15, was $0.02 per share and diluted EPS, as defined in SFAS 128, would have been $0.01 per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. Both are effective for periods beginning after December 15, 1997, with earlier application encouraged for SFAS 131. The Company adopted SFAS 131 in fiscal
1997.    The  Company  will  adopt  SFAS  130  in  fiscal  1998.

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  Applicable.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.




              Report of Independent Certified Public Accountants
              --------------------------------------------------

To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiary (Company) as of July 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 1997. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not achieved profitable operations, 2) outstanding litigation and 3) a deficit in working capital. Management's plans in regard to these matters are described in Note Q. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note B, the Company adopted the provisions of SFAS 107, "Disclosures about Fair Value of Financial Instruments", and SFAS 123, "Accounting for Stock Based Compensation" during the year ended July 31, 1996. As discussed in note S, the Company adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information during the year ended July 31, 1997.





BURTON  McCUMBER  &  PRICHARD,  L.L.P.

Brownsville,  Texas
October  3,  1997


                            PENN OCTANE CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                                           JULY 31


                                            ASSETS


                                                                          1996        1997

Current Assets
  Cash                                                                 $  364,525  $   31,142
  Trade accounts receivable, less allowance for doubtful accounts
  of $0 and $53,406                                                        29,463     281,500
  Related party receivables (note D)                                            -     171,601
  Interest receivable (note D)                                             26,233           -
  Costs and estimated earnings in excess of billings on uncompleted
  contracts (notes B8 and F)                                                    -     196,888
  Inventories (notes B1 and F)                                            445,051     795,797
  Prepaid expenses and other current assets                                47,810      83,082

    Total current assets                                                  913,082   1,560,010
Property, plant and equipment - net (notes B2 and E)                    3,395,150   3,185,148
Lease rights (net of accumulated amortization of $317,361 and
432,765) (note B2)                                                       836,679     721,274
Other noncurrent assets (notes B2, D and G)                                45,421      29,935

    Total assets                                                       $5,190,332  $5,496,367



       The accompanying notes are an integral part of these statements.


                               PENN OCTANE CORPORATION AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS - CONTINUED

                                               JULY 31


                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              1996          1997

Current Liabilities
  Current maturities of long-term debt (note K)                           $    83,871   $ 1,152,391
  Revolving line of credit (note K)                                                 -       140,000
  Construction accounts payable (note J)                                      609,107       121,801
  Trade accounts payable                                                      284,057       481,348
  Billings in excess of costs and estimated earnings in excess of
  billings on uncompleted contracts (notes B8 and F)                                -         7,596
  Borrowings from IBC-Brownsville (note N)                                    672,552       672,552
  Accrued liabilities                                                         560,912     1,055,237

    Total current liabilities                                               2,210,499     3,630,925
Long-term debt, less current maturities (note K)                            1,060,044     1,112,833
Commitments and contingencies (notes C, N and R)                                    -             -
Stockholders' Equity (note L)
  Senior Preferred stock-$.01 par value, 5,000,000 shares
  authorized; 0 shares issued and outstanding at July 31, 1996 and 1997             -             -
  Preferred stock-$.01 par value, 5,000,000 shares authorized;
  270,000 convertible shares issued and outstanding at July 31,
  1996 and 1997                                                                 2,700         2,700
  Common stock-$.01 par value, 25,000,000 shares authorized;
  5,205,000 and 8,169,286 shares issued and outstanding at July
  31, 1996 and 1997                                                            52,050        81,693
  Additional paid-in capital                                                5,954,565    10,515,266
  Notes receivable from the president of the Company and a
  related party for exercise of warrants                                            -    (2,834,865)
  Accumulated deficit                                                      (4,089,526)   (7,012,185)

    Total stockholders' equity                                              1,919,789       752,609

      Total liabilities and stockholders' equity                          $ 5,190,332   $ 5,496,367




       The accompanying notes are an integral part of these statements.

                         PENN OCTANE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                  YEARS ENDED JULY 31



                                                   1995          1996          1997
Revenues (note B8)                             $14,787,467   $26,270,673   $30,367,134
Cost of goods sold                              14,615,431    24,978,265    29,718,734
  Gross profit                                     172,036     1,292,408       648,400
Selling, general and administrative expenses
  Commissions                                      240,529       341,464             -
  Legal and professional fees                      755,950       789,761     1,075,824
  Salaries and payroll related expenses            288,018       548,409       707,884
  Stock based compensation (note M)                      -             -       837,600
  Travel                                           199,225       143,102       229,506
  Other                                            370,878       414,666       556,955
                                                 1,854,600     2,237,402     3,407,769
  Operating loss                                (1,682,564)     (944,994)   (2,759,369)
Other income (expense)
  Interest expense                              (1,087,137)     (259,608)     (239,431)
  Interest income                                        -         4,161        71,893
  Gain on sale of option (note O)                  722,212        10,886             -
  Other income                                           -        65,447         4,248
  Award from litigation (note N)                         -       400,000             -
    Net loss before taxes                       (2,047,489)     (724,108)   (2,922,659)
Provision for income taxes (notes B3 and I)              -             -             -
    Net loss                                   $(2,047,489)  $  (724,108)  $(2,922,659)
Loss per common share (note B4)                $     (0.47)  $     (0.14)  $     (0.48)
Weighted average common shares outstanding       4,340,632     5,130,191     6,144,724


       The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                FOR THE YEARS ENDED JULY 31

                                                          1995                     1996                    1997
                                                   Shares       Amount      Shares       Amount      Shares       Amount
SENIOR PREFERRED STOCK                                   -   $         -           -  $         -           -  $         -
PREFERRED STOCK
  Beginning balance                                300,000   $     3,000     270,000  $     2,700     270,000  $     2,700
  Conversion of 30,000 shares of Preferred
    Stock to 100,000 shares of Common Stock
    On May 15, 1995                                (30,000)         (300)          -            -           -            -
  Ending balance                                   270,000   $     2,700     270,000  $     2,700     270,000  $     2,700
COMMON STOCK
  Beginning balance                              3,750,000   $    37,500   5,065,000  $    50,650   5,205,000  $    52,050
  Issuance of common stock on September
    29, 1994 to stockholder for partial payment
    on promissory note                             300,000         3,000           -            -           -            -
  Issuance of common stock on January 31,
    1995 to stockholder for payment on
    promissory note                                300,000         3,000           -            -           -            -
  Issuance of common stock on March 1, 1995
    For cancellation of commission agreement       200,000         2,000           -            -           -            -
  Issuance of common stock on April 12, 1995
    To stockholder in exchange for a note          150,000         1,500           -            -           -            -
  Issuance of common stock on April 19, 1995 to
      stockholder in exchange for a note           100,000         1,000           -            -           -            -
  Conversion of 30,000 shares of preferred
    Stock to 100,000 shares of common stock on
    May 15, 1995                                   100,000         1,000           -            -           -            -
  Issuance of common stock on July 5, 1995, in
      exchange for a note                          165,000         1,650           -            -           -            -
  Issuance of 40,000 shares of common stock
    For services and settlement of accrued
    Liability                                            -             -      40,000          400           -            -
  Issuance of common stock upon exercise of
    Warrants on February 16, 1996, in exchange
    For future legal services                            -             -     100,000        1,000           -            -
  Issuance of common stock for services in
    January  1997                                        -             -           -            -      10,000          100
  Issuance of common stock in connection
    With Exchange Agreements between the
     Company and certain warrant holders to
    Purchase shares of common stock in the
    Company                                              -             -           -            -     164,286        1,643
  Issuance of common stock upon exercise of
    Warrants on April 1, 1997, in connection
    With retirement of $250,000 debt
    Obligations                                          -             -           -            -     250,000        2,500
  Issuance of common stock upon exercise of
    Warrants in April  1997, in exchange for
    Settlement of $46,759 of outstanding
    Contractor payables                                  -             -           -            -      25,000          250
  Issuance of common stock upon exercise of
    Warrants during April 1997, in exchange for
    Promissory note                                      -             -           -            -   2,200,000       22,000
  Issuance of common stock upon exercise of
    Warrants during March 1997, in exchange
    For promissory note                                  -             -           -            -      15,000          150
  Issuance of common stock upon exercise of
    Warrants during April 1997                           -             -           -            -     300,000        3,000
   Ending balance                                5,065,000   $    50,650   5,205,000  $    52,050   8,169,286  $    81,693



                                                                    1995                     1996                     1997
                                                             Amount                   Amount                   Amount
ADDITIONAL PAID-IN CAPITAL
  Beginning balance                                          $ 3,019,500              $ 5,637,965              $ 5,954,565
  Issuance of common stock for notes,
    cancellation of commission agreements,
    services and payment on promissory note                    2,619,165                  238,600                   13,200
  Conversion of preferred stock to common
    stock                                                           (700)                       -                        -
  Grant of warrants for services                                       -                   78,000                  917,785
  Exercise of warrants in connection with
    retirement of debt                                                 -                        -                  494,009
  Exercise of warrants                                                 -                        -                3,135,707
  Ending balance                                             $ 5,637,965              $ 5,954,565              $10,515,266
STOCKHOLDERS' NOTES
  Beginning balance                                          $         -              $         -              $         -
  Notes receivable from the President and a
    related party for exercise of warrants                             -                        -               (2,834,865)
  Ending balance                                             $         -              $         -              $(2,834,865)
ACCUMULATED DEFICIT
  Beginning balance                                          $(1,317,929)             $(3,365,418)             $(4,089,526)
  Net loss for the year                                       (2,047,489)                (724,108)              (2,922,659)
  Ending balance                                             $(3,365,418)             $(4,089,526)             $(7,012,185)



          PENN  OCTANE  CORPORATION  AND  SUBSIDIARY

     CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  -  CONTINUED

     FOR  THE  YEARS  ENDED  JULY  31


s
om0fFilled0lineWidth0fLine0fShadow0          1
     1



       The accompanying notes are an integral part of these statements.

                              PENN OCTANE CORPORATION AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED JULY 31


                                                              1995          1996          1997
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net loss                                                  $(2,047,489)  $  (724,108)  $(2,922,659)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                               378,431       414,412       448,019
  Amortization of lease rights and other non-current
    assets                                                    173,940       620,807       132,188
  Compensation cost                                                 -        36,000       929,785
  Gain on sale of option                                     (722,212)      (10,886)            -
  NPEG interest                                               (79,957)            -             -
Changes in current assets and liabilities:
  Trade accounts receivable                                   474,885       (29,463)     (252,037)
  Related party receivable                                          -             -      (171,601)
  Interest receivable                                           7,208           495        26,233
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                           -             -      (196,888)
  Inventories                                                  57,208       (71,756)      (74,746)
  Prepaids and other current assets                            45,820       113,322       (35,272)
  Construction and accounts payable                          (601,402)   (1,201,307)     (263,082)
  Advances from related party                                (140,353)      (67,977)            -
  Billings in excess of costs and estimated earnings in
    excess of billings on uncompleted contracts                     -             -         7,596
  Accrued liabilities                                         350,620       112,722       525,716
    Net cash used in operating activities                  (2,103,301)     (807,739)   (1,846,748)
Cash flows from investing activities:
  Acquisition of inventory and fixed assets from WTI                -             -      (394,000)
  NPEG note                                                   300,000       790,843             -
  Capital expenditures                                        (78,518)     (451,826)     (120,017)
  Other                                                       (12,874)        7,846             -
    Net cash provided by (used in)  investing
      activities                                              208,608       346,863      (514,017)
Cash flows from financing activities:
  Revolving credit facilities                                       -             -       140,000
  Issuance of debt                                          2,630,907     1,000,000     1,502,033
  Issuance of common stock                                  2,231,315             -       516,073
  Shareholder notes                                           500,000       100,000             -
  Reduction in debt                                        (3,447,955)     (198,252)     (130,724)
  Increase (decrease) in bank overdraft                        37,212      (133,133)            -
    Net cash provided by financing activities               1,951,479       768,615     2,027,382
      Net increase (decrease) in cash                          56,786       307,739      (333,383)
Cash at beginning of period                                         -        56,786       364,525
Cash at end of period                                     $    56,786   $   364,525   $    31,142
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                              $   827,400   $   308,458   $   165,964
Supplemental disclosures of noncash transactions:
  Common stock and warrants issued (notes K,  L and M)    $   400,000   $   318,000   $ 4,004,756



       The accompanying notes are an integral part of these statements.
                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A  -  ORGANIZATION

Penn Octane Corporation, which was formerly International Energy Development Corporation (IEDC) and The Russian Fund, is a Delaware corporation which was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation (POC), a Texas corporation, whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement with Seadrift Pipeline Corporation, a subsidiary of Union Carbide Corporation. On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG and providing services and equipment to the compressed natural gas (CNG) industry. A significant portion of the sales volume since inception has been to one major customer. This customer purchases LPG at the Company's terminal in Brownsville, Texas where the customer transports the LPG across the border for distribution throughout northeastern Mexico.

POC was in the "development stage" until the business was established and planned principal operations commenced during the year ended July 31, 1995.

In February 1997, POC formed Wilson Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary, for the purpose of engaging in the business of selling, designing, constructing, installing and servicing CNG fueling stations and related products for use in the CNG industry throughout the world. The subsidiarys name was changed to PennWilson CNG, Inc. (PennWilson) in August 1997.

BY-LAWS
-------

At the 1997 Annual Meeting of Stockholders of the Company on May 29, 1997, the stockholders approved an amendment and restatement of POCs by-laws to, among other things, allow the Board of Directors of POC to amend the by-laws and to take certain other actions and to effect certain other matters without the further approval of the stockholders.

BASIS  OF  PRESENTATION
-----------------------

The accompanying financial statements include POC and its subsidiary, PennWilson (Company). All significant intercompany accounts and transactions are eliminated.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.    INVENTORIES

Inventories are stated at the lower of cost or market. For valuing propane and butane gas, the Company changed costing methods from the weighted average method to the first-in, first-out method for the year ended July 31, 1997. The Company determined that the first-in, first-out method was preferable for matching costs with income. The effect of this change in accounting method was immaterial to the consolidated financial statements. For valuing CNG-related inventory, cost is determined on the first-in, first-out basis.

2.      PROPERTY,  PLANT  AND  EQUIPMENT, LEASE RIGHTS AND CONSULTING SERVICES
CONTRACTS

Property, plant and equipment are recorded at cost. Assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

LPG terminal, building and leasehold
improvements                                    10 years
Automobiles                                    3-5 years
Furniture, fixtures and equipment              3-7 years
Trailers                              8 years


The lease rights, consulting services and service contracts are being amortized as follows:


Lease rights                                          10 years
Consulting services (note D)                    41 - 48 months
Financial advisory services (note G)                  12 months
Legal services (note G)                               36 months


Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. The provisions of SFAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

3.    INCOME  TAXES

The Company will file a consolidated income tax return for the year ended July 31, 1997. Penn Wilson will be included for the period from February 12, 1997 through July 31, 1997.

The Company accounts for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, start up costs, amortization of professional fees and deferred compensation expense.

4.    LOSS  PER  COMMON  SHARE

Loss per share of common stock is computed based solely on the weighted average number of shares outstanding because the Company incurred losses in each of the three years presented; therefore, giving effect to common stock equivalents would be antidilutive. Fully diluted loss per share of common stock assumes the conversion of preferred stock and is only presented in periods where such computation results in dilution greater than 3% of primary earnings (loss) per share of common stock.

The  FASB  issued  Statement  of  Financial Accounting Standards No. 128 (SFAS
128), Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15 (APB 15), Earnings Per Share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. The Company does not expect a material change in earnings per share data as a result of adopting SFAS 128.

5.    CASH  EQUIVALENTS

For purposes of the cash flow statement, the Company considers cash in banks and securities purchased with a maturity of three months or less to be cash equivalents.

6.    USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

7.    FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables and long-term liabilities approximate fair value because of the short-term nature of these instruments.

8.    REVENUES  AND  COST  RECOGNITION

Certain of the Companys work is performed under fixed-price contracts. Revenues are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts.
Contracts in progress at July 31, 1997 are for a duration of less than one year.

Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income. These revisions are recognized in the period in which the revisions are determined.

The asset, Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed. The liability, Billings in excess of cost and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized.

9.          STOCK-BASED  COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

9.          STOCK-BASED  COMPENSATION-CONTINUED

The Company has elected under the guidance provided by SFAS 123 to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations.

10.          RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current presentation.


NOTE  C  -  COMPRESSED  NATURAL  GAS

ACQUISITION  OF  ASSETS  FROM  WILSON  TECHNOLOGIES  INCORPORATED
-----------------------------------------------------------------

In connection with POCs plans to enter the CNG fueling business, on March 7, 1997, PennWilson and Wilson Technologies Incorporated (Wilson), a leading supplier of CNG fueling stations engaged in the business of selling, designing, constructing, installing and servicing CNG fueling stations and related products for use in the CNG industry throughout the world, entered into an Interim Operating Agreement (the Arrangement). Under the terms of the Arrangement, effective as of February 17, 1997, PennWilson was granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson had not begun to perform, in exchange for monthly payments of $84,000, and royalty payments not to exceed $3,000,000 cumulatively, less certain adjustments, if any, based on 5% of net revenues. The arrangement provided that PennWilson was entitled to all revenues earned by PennWilson and by certain businesses of Wilson commencing as of February 17, 1997. In addition, Zimmerman Holdings Inc. (ZHI), the parent of Wilson, agreed to reimburse the Company for 50% of the net operating cash deficit of PennWilson, if any. In carrying out the business, PennWilson was also entitled to use the Wilson premises as well as available inventory of Wilson at cost plus 10% or any other amount mutually agreed upon by PennWilson and Wilson. The Arrangement was to have terminated on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition was not completed within 90 days, the Arrangement could be extended by PennWilson for up to three years.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  COMPRESSED  NATURAL  GAS  -  CONTINUED

ACQUISITION  OF  ASSETS  FROM  WILSON  TECHNOLOGIES  INCORPORATED  - Continued
-----------------------------------------------------------------

Simultaneously with the Arrangement, POC, PennWilson, Wilson and ZHI entered into a purchase agreement (the Acquisition), whereby PennWilson would acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, in exchange for the assumption of certain liabilities, a $3,000,000 contingent royalty note, a promissory note based upon certain operating expenses and a $220,000 convertible debenture issued by POC. The Acquisition was subject to several conditions, including obtaining satisfactory restructuring of all of Wilsons creditor obligations including the consent of such creditors to the proposed Acquisition.

Effective as of March 21, 1997, the Arrangement was amended (the Amendment) so that PennWilson agreed to acquire $394,000 of Wilsons inventory and/or other assets to be paid for through the application of $294,000 previously paid under the Arrangement, plus other adjustments. In addition, PennWilson issued a promissory note in the amount of $100,000 to Wilson which is payable in equal annual installments of $20,000 plus interest at the prime rate (8.5% at July 31, 1997) beginning June 5, 1998. Furthermore, the cumulative royalty to be paid to Wilson was reduced from $3,000,000 to $2,000,000, less certain adjustments. Also under the Amendment, effective June 1, 1997, the Company ceased making the monthly payment and assumed direct responsibility for expenses relating to the operation of Wilsons facilities, including the lease of the premises and the hiring of certain employees formerly employed by Wilson. Pursuant to the Amendment, and except as provided for therein, the Arrangement and Acquisition were terminated effective as of March 21, 1997.

The acquisition was accounted for as a purchase. Accordingly, the results of operations of PennWilson are included in the consolidated financial statements from the effective date of the acquisition.

Proforma operating results for the years ended July 31, 1997 and 1996, as if the acquisition had been completed on August 1, 1995, are not available. However, WTIs revenues for the period from August 1, 1995 to March 21, 1997 were not significant.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D  -  RELATED  PARTIES

DIRECTORS,  OFFICERS  AND  SHAREHOLDERS
---------------------------------------

During the year ended July 31, 1996, POC made advances to, and received advances from, three of the Company's nine directors. As of July 31, 1996, a director owed the Company a balance of $26,233 for interest on loans that the Company made to the director's related businesses. All previous loans and receivables from the director had been settled as of July 31, 1996 and the interest receivable referred to above was settled as of July 31, 1997.

In  March  1996  and  April 1996, the Company received $500,000 loans from two shareholders. The notes bear interest at 10% and had accrued interest at July 31, 1996 of $20,833 and $15,000, respectively, and accrued interest at
July  31,  1997 of $17,594 and $15,068, respectively.    During the year ended
July 31, 1997, the Company paid interest totaling $98,794 and reduced the principal balance outstanding by $100,000. During September and October 1997, the Company repaid the amount owing on the loans (note K).

During  March  1997,  the  Company received advances from its President in the
amount  of  $85,000.    This  amount  was  repaid  during  April  1997.

As of July 31, 1997, the Company had a receivable from a corporation owned by an officer of the Company in the amount of $171,601 of which approximately $130,000 was repaid in September 1997 (see note L for other related party transactions).

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  D  -  RELATED  PARTIES-  Continued

COMMISSION  AGREEMENT
---------------------

During the year ended July 31, 1994, the Company entered into a commission agreement with a consulting firm covering a forty-one month period. The firm assisted the Company in its efforts to negotiate purchase orders with its major customer. The former Chairman of the Company is related to a person in the consulting firm who had a decision-making role.

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

On July 31, 1996, the Company determined that no future benefit would be derived from the consulting services contract, and the remaining balance was charged to operations.

NOTE  E  -  PROPERTY,  PLANT  AND  EQUIPMENT


Property,  plant  and  equipment  consists  of  the  following as of July 31,:


                                        1996           1997
                                    -------------  -------------
LPG:
Building                            $    173,500   $    173,500
LPG terminal                           3,426,440      3,426,440
Automobile and equipment                 389,431        378,039
Office equipment                          17,589         22,202
Leasehold improvements                   220,629        237,899

CNG:
Furniture, fixtures and equipment              -        162,161
Automobiles                                    -         40,023
Leasehold improvements                         -          8,575
                                    -------------  -------------
                                       4,227,589      4,448,839
Less: accumulated depreciation and
 amortization                          ( 832,439)   ( 1,263,691)
                                    -------------  -------------
                                    $  3,395,150   $  3,185,148
                                    =============  =============


Depreciation and amortization expense of property, plant and equipment totaled $378,431, $414,412 and $448,019 for the years ended July 31, 1995, 1996 and
1997,  respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  INVENTORIES

Inventories  consist  of  the  following  as  of  July  31:


                                1996        1997
                            ------------  ---------
LPG
 Pipeline                   $    413,820  $ 406,371
 LPG terminal                     31,231     86,180
CNG
 Raw material and supplies             -    199,519
 Work in progress                      -    103,727
                            ------------  ---------

                            $    445,051  $ 795,797
                            ============  =========



Costs and estimated earnings on uncompleted contracts consist of the following at July 31, 1997:



Uncompleted contracts consist of:

    Costs incurred on uncompleted contracts           $ 488,560
 Estimated earnings                                     101,294
                                                      ----------
                                                        589,854
 Less: billings to date                                 400,562
                                                      ----------
                                                        189,292
                                                      ==========

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts                  $ 196,888
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (   7,596)
                                                      ----------
                                                        189,292
                                                      ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  G  -  OTHER  ASSETS

On August 25, 1995, the Company entered into a one year contract with an investment advisory firm for future financial advisory services in exchange for 20,000 shares of common stock. In February 1996, an attorney exercised his 100,000 warrants to purchase 100,000 shares of common stock for $1.25 per share in exchange for legal services for a three year period.

On  July  31,  1996,  the  Company  determined  that the attorney would not be required to render future services. The Company has retained another attorney; therefore, the remaining balance was charged to operations. Other assets consist of the following at July 31:



                             1996      1997
                           --------  --------
Prepaid compensation cost  $ 30,000  $ 18,000
Other                        15,421    11,935
                           --------  --------
                             45,421    29,935
                           ========  ========




NOTE  H  -  SHORT-TERM  BORROWING

The Company had short-term borrowings of $672,552 from International Bank of Commerce-Brownsville as of July 31, 1997 and 1996 (note N).

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  INCOME  TAXES

At July 31, 1997, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:



Year ending    Tax Loss
July 31      Carryforward
-----------  -------------
2009         $     930,000

2010             2,370,000
2012             2,048,000
             -------------
             $   5,348,000
             =============


     Deferred  tax  assets  and  liabilities  were  as follows as of July 31,:

                                           1996                      1997
                                     Assets    Liabilities     Assets    Liabilities
Depreciation                       $   20,000  $          -  $   15,000  $          -
Capitalized start-up costs              5,000             -       3,000             -
Warranty reserves                           -             -       1,000             -
Bad debt reserve                       11,000             -      19,000             -
Amortization of professional fees     112,000             -      58,000             -
Deferred compensation expense          12,000             -     318,000             -
Net operating loss carryforward     1,122,000             -   1,818,000             -
                                   ----------  ------------  ----------  ------------
                                    1,282,000             -   2,232,000             -

Less: valuation allowance           1,282,000             -   2,232,000             -
                                   ----------  ------------  ----------  ------------
                                   $        -  $          -  $        -  $          -
                                   ==========  ============  ==========  ============


     Management believes that the valuation allowance reflected above is warranted because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  J  -  CONSTRUCTION  PAYABLES

As of July 31, 1995, two companies: Lauren Constructors, Inc. (Lauren) and Thomas G. Janik & Associates, Inc. (Janik), had filed Mechanic's and Materialmen's Liens against the Company's Brownsville terminal. The Company was in litigation with Lauren and Janik but the parties reached a settlement agreement on June 21, 1995. Under the terms of the settlement agreement, the parties agreed to stay the pending legal proceedings provided the Company adhered to an agreed-upon payment schedule. The minimum monthly payment due according to the payment schedule was $34,445, which included interest at 12% per annum. In addition, the agreement provided for additional payments related to the monthly volume of gallons of LPG sold by the Company through its Brownsville terminal. At July 31, 1996, the principal amount owed Lauren and Janik was $360,145 and $77,689, respectively. Under terms of the settlement agreement, the Company was to have paid the remaining balance on August 15, 1996. The Company did not make the required payment but because the Company had complied with all other terms and conditions of the settlement agreement and had made combined principal and interest payments of $984,480 to Lauren and Janik, the parties agreed to extend the settlement agreement to April 14, 1997, under substantially similar terms and conditions. In exchange for this extension, the Company made an immediate lump sum payment of approximately $50,000 and executed a promissory note for the remaining balance due. In addition, the Company provided Lauren and Janik a first lien position on the improvements at the Brownsville terminal and a mortgagee's title policy for the full amount of the principal and accrued interest remaining due. If the entire amount due Lauren and Janik was not paid by April 14, 1997, the Company would be considered to be in breach of the agreement and the interest rate would escalate to 18% or the maximum rate allowed by law, whichever is lower.

During April 1997, Janik agreed to exercise 25,000 warrants to purchase 25,000 shares of common stock of the Company at an exercise price below the stated exercise price of $2.50 per share, and the Company agreed to accept in lieu of cash payment on the exercise of the warrants, full cancellation of the remaining approximately $46,000 principal amount of indebtedness and interest thereon due Janik. In connection with the remaining obligation owed to Lauren of approximately $212,000, which was due in April 1997, the Company and Lauren reached an agreement whereby the Company paid Lauren $100,000 in April 1997, and the remaining balance was paid in four equal monthly installments during the period from May 15, 1997 through August 15, 1997.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following  as  of  July  31:


                                                                                    1996        1997

Contract for Bill of Sale; due in semi-annual payments of $22,469, including
interest at 11.8%; due in October 1998; collateralized by a building             $  143,915  $  113,191
Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring February 28, 2001; principal due August
31, 1997, or upon receipt of proceeds from secondary equity offering in the minimum amount of $5,000,000; interest at 10% due annually on the anniversary date of the note; collateralized by all tanks, pumps, equipment and other terminal property, and proceeds from a judgment or settlement
of litigation (Paid in September 1997)                                              500,000     400,000
Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring April 11, 2001; principal due October 11,
1997, or upon receipt of proceeds from secondary equity offering in the minimum amount of $5,000,000; interest at 10% due annually on the anniversary date of the note; collateralized by all tanks, pumps, equipment and other terminal property and proceeds from the judgment or settlement
of litigation (Paid in October 1997)                                                500,000     500,000
Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per share expiring October 10, 1997; principal due November 7,
1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of $250,000; Company shall utilize one half of proceeds from such sale to satisfy this note; interest at 10% due annually on
the anniversary date of the note  (Paid in August 1997)                                   -      75,000
Unsecured note with principal due in equal annual installments of $20,000 beginning June 5, 1998, plus interest at the prime rate  (8.5% at July 31,
1997); due June 5, 2002                                                                   -     100,000
Unsecured promissory note due May 29, 1998                                                -      33,000
Secured promissory note with warrants to purchase 500,000 shares of common stock at $2.50 per share expiring June 15, 2002; principal due June
15, 1999, or upon receipt of proceeds from secondary debt or equity offering in the minimum amount of $5,000,000; interest at 10.5% due semi-
annually on December 15 and June 15; collateralized by certain specified
assets of the Company                                                                     -   1,000,000
Capitalized lease obligations payable in monthly installments totaling
3,138; due on various dates through January 1999                                          -      44,033
                                                                                 ----------  ----------
                                                                                  1,143,915   2,265,224
Current maturities                                                                   83,871   1,152,391
                                                                                 ----------  ----------
                                                                                 $1,060,044  $1,112,833
                                                                                 ==========  ==========



                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  K  -  LONG-TERM  DEBT  -  CONTINUED

Scheduled  maturities  are  as  follows:


Year ending July 31,
--------------------
1998                  $1,152,391
1999                   1,052,833
2000                      20,000
2001                      20,000
2002                      20,000
                      ----------
                      $2,265,224
                      ==========


     In December 1995, the Company obtained a revolving line of credit for $140,000. The credit line was renewed in December 1996 for the period through September 30, 1997. Interest is calculated on this credit line at the prime rate (8.5% at July 31, 1997) plus 3%. At July 31, 1997, the outstanding balance under the revolving line of credit totaled $140,000.


NOTE  L  -  STOCKHOLDERS'  EQUITY

SENIOR  PREFERRED  STOCK
------------------------

At the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997, the stockholders authorized the amendment of the Companys Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  L  -  STOCKHOLDERS  EQUITY  -  CONTINUED

PREFERRED  STOCK
----------------

On September 18, 1993, the Company entered into a private placement offering for the sale of 150,000 shares of its $.01 par value, 11% convertible, cumulative to the extent of net earnings, non-voting preferred stock at a purchase price of $10.00 per share. The Company has had no earnings to date and therefore no dividends have been declared or paid. The preferred stock is convertible, at the option of the holder for a period of 5 years, into common voting shares of the Company at a conversion ratio of one share of preferred stock for 3.333 shares of common stock. The preferred stock is not redeemable by the Company. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred shareholders to convert the shares of preferred stock under certain circumstances.

COMMON  STOCK
-------------

On September 29, 1994, the Company issued 300,000 common shares at approximately $2.25 per share in exchange for partial payment of a promissory note to a shareholder.

On  January  31,  1995,  the  Company    issued  300,000  common  shares  at
approximately $2.42 per share in exchange for full payment of a promissory note to a shareholder.

Effective March 1, 1995, the Company issued 200,000 common shares at $2.00 per share to the Company's sales agent in exchange for canceling the original agreement which was to have expired June 30, 1998. The value assigned to the commission agreement was being amortized over the life of the original agreement.

On April 12, 1995 and April 19, 1995, the Company issued 150,000 and 100,000 common shares.

On May 15, 1995, one shareholder converted 30,000 preferred shares to 100,000 common shares.

On July 5, 1995, the Company issued 165,000 common shares at $2.00 per share to a new shareholder in exchange for promissory notes. The notes were paid in full on August 23, 1995.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  L  -  STOCKHOLDERS  EQUITY  -  CONTINUED

On August 25, 1995, the Company issued 20,000 shares of common stock to an investment advisory firm as compensation for financial advisory services to be provided for a period of one year. As additional compensation, the firm was to receive a "cash success" fee and common stock warrants based on capital raised.

On February 16, 1996, the Company allowed the holder of 100,000 of the Company's $1.25 per share warrants to convert the warrants into common stock in exchange for a three year retainer contract for future legal fees.

On February 26, 1996, the Company granted 330,000 warrants to a director to purchase 330,000 shares of common stock for $2.50 per share through February 8, 2000, in exchange for advisory services during that period.

On February 26, 1996, the Company granted 200,000 warrants to the new Chairman of the Board to purchase 200,000 shares of common stock for $2.50 per share through February 29, 2000.

On July 16, 1996, the Company issued 20,000 shares of common stock as settlement for consulting services previously accrued during the year ended July 31, 1995.

In November 1996, the Company issued 100,000 warrants to a third party to obtain the rights to construct, own and operate a Dina dealership in Mexico. Grupo Dina, S.A. de C.V. (Dina) is one of the largest bus and truck manufacturers in Mexico.

In January 1997, the Company issued 10,000 shares of common stock to an advertising firm for services provided.

During February 1997, the Company and certain prior officers of the Company (the Officers) agreed to an exchange offer whereby the Officers, on a weighted average basis, received 164,286 shares of the Companys common stock in exchange for 702,856 outstanding warrants to purchase 702,856 shares of common
stock  of  the  Company.    The  warrants  were  canceled.

During March 1997, the Company reduced from $5.00 per share to $2.50 per share the exercise price of 100,000 warrants to purchase 100,000 shares of common stock of the Company held or controlled by a director of the Company.

During March 1997, the Company approved the issuance of 200,000 warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company, at an exercise price of $3.625 per share, exercisable on or before March 24, 2000. As a bonus for the year ended July 31, 1997, on September 10, 1997, the Company reduced the exercise price of the warrants to $2.50 per share.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  L  -  STOCKHOLDERS  EQUITY  -  CONTINUED

During March 1997, the Company approved the issuance of 200,000 warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company upon his one-year anniversary of employment with the Company. The exercise price of the warrants was to be based on the closing stock price the day prior to the issuance of the warrants and are exercisable three years from the date of issuance. On September 10, 1997, the Company agreed to waive the one year requirement and immediately granted the warrants as a bonus for the year ended July 31, 1997 at an exercise price of $2.50 per share exercisable on or before September 9, 2000.

During March 1997, a related party exercised 15,000 warrants to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $150 in cash and a $37,350 promissory note. The note accrues interest at the rate of 8.25% per annum to be paid annually on March 26 until the note is due in full on March 26, 2000. The promissory note has been recorded as a reduction of stockholders equity.

In April 1997, 250,000 warrants were exercised for 250,000 shares of common stock of the Company in exchange for the cancellation of $250,000 in outstanding notes plus accrued interest thereon, and a cash payment received by the Company of $188,438.

During April 1997, Janik agreed to exercise 25,000 warrants to purchase 25,000 shares of common stock of the Company (note J).

During April 1997, the Companys President exercised 2,200,000 warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrues interest at the rate of 8.25% per annum and is payable annually on April 11 until maturity on April 11, 2000. The promissory note is collateralized by 1,000,000 shares of common stock of the Company owned by the President and has
been  recorded  as  a  reduction  of    stockholders  equity.

During April 1997, an additional 300,000 warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $1.25 per share were exercised by a director of the Company and other third parties.

During June 1997, in connection with the Secured Note, the Company approved the issuance of 500,000 warrants to purchase 500,000 shares of common stock of the Company (note K).

In August 1997, 75,000 warrants to purchase 75,000 shares of common stock of the Company were exercised in exchange for cancellation of a $75,000 note payable, plus accrued interest thereon, and a cash payment to the Company of $56,250.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  L  -  STOCKHOLDERS  EQUITY  -  CONTINUED

During September 1997, an additional 430,000 warrants to purchase 430,000 shares of common stock of the Company were exercised by a director of the Company (130,000) and other third parties at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $1,075,000. In connection with the exercise of 100,000 of these warrants (the Exercised
Securities), the Company entered into a Registration Rights Agreement, agreeing to register the Exercised Securities on or before February 1, 1998. In the event the Company fails to register the Exercised Securities by February 1, 1998, for each month beginning March 1, 1998 and ending on September 1, 1998, the Company will be required to issue the holder of the Exercised Securities warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.


NOTE  M  -  STOCK  WARRANTS

The Company applies APB 25 for warrants granted to the Companys employees. The compensation cost recorded in the consolidated statements of operations for warrants granted to employees totaled $0, $0 and $837,600 for the years ended July 31, 1995, 1996 and 1997, respectively.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the methodology of SFAS 123, the Company?s pro forma net loss and loss per share would have been as follows for the year ended July 31, 1997:



 Net loss as reported               $(  2,922,659)
 Net loss proforma                   (  3,054,615)

 Loss per common share as reported        (  0.48)

 Loss per common share proforma           (  0.50)

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  M  -  STOCK  WARRANTS  -  Continued

     The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1997 to compute the fair value of the warrants using the Black-Scholes option-pricing model: dividend yield of 0% for both grants; expected volatility of 95% and 90%; risk-free interest rate of 7% for both grants; and expected lives of 3 years for both grants.

     For warrants granted to nonemployees, the Company applies the methodology of SFAS 123 to determine the fair market value of the warrants issued. Costs associated with warrants granted to nonemployees for the years ended July 31, 1995, 1996 and 1997, totaled $0, $36,000, and $92,185, respectively. Warrants granted to nonemployees simultaneously with the issuance of debt are accounted for based on the guidance provided by Accounting Principles Board Opinion No. 14 (APB 14), ?Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants?.

     A summary of the status of the Company?s warrants as of July 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:

                                            1995                       1996                         1997
Warrants                           Shares       Weighted        Shares       Weighted        Shares        Weighted
                                                 Average                      Average                       Average
                                             Exercise Price               Exercise Price                Exercise Price

Outstanding at beginning of year  2,980,000  $          1.25  4,150,000   $          1.66   4,680,000   $          1.84
Granted                           1,170,000             2.71    630,000              2.90   1,325,000              2.66
Exercised                                 -                    (100,000)             1.25  (3,492,856)             1.55
Expired                                   -                           -                      (297,144)             2.56

Outstanding at end of year        4,150,000  $          1.66  4,680,000   $          1.84   2,215,000   $          2.61


Warrants exercisable at year-end  4,150,000                   4,680,000                     2,015,000



     The following table summarizes information about the warrants outstanding at July 31, 1997:


                               Warrants  Outstanding          Warrants  Exercisable

                                           Weighted
                              Number        Average    Weighted      Number      Weighted
                            Outstanding    Remaining    Average    Exercisable    Average
                                at        Contractual  Exercise        at        Exercise
Range of Exercise Prices   July 31, 1997     Life        Price    July 31, 1997    Price
-------------------------  -------------  -----------  ---------  -------------  ---------
1.25 to $3.00                 2,165,000   2.53 years  $    2.49      1,965,000  $    2.49

7.50                             50,000          .25       7.50         50,000       7.50
                           -------------                          -------------

1.25 to $7.50                 2,215,000         2.48  $    2.61      2,015,000  $    2.61
                           =============                          =============

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES

LITIGATION

During 1994, the Company entered into discussions with International Bank of Commerce-Brownsville (IBC), a Texas state banking association, for a proposed letter of credit, term loan, and working capital financing. In anticipation of receiving funding, the Company executed various documents including a Security Agreement dated July 1, 1994, assigning and granting to IBC a security interest in significantly all of the Company's business and assets, including its pipeline lease agreement, its leased land at the Port of Brownsville, its terminal facilities and related equipment, inventories and all contracts and accounts receivable.

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

In response to the Company's request for injunctive relief, IBC filed a motion on August 29, 1994, to compel arbitration and to stay the proceedings. On September 12, 1994, a State District Court in Cameron County, Texas signed an order compelling the Company and IBC to resolve all of the Company's claims against IBC in final arbitration. The arbitration was conducted through the American Arbitration Association, Commercial Arbitration No. B 70 148 0133 94 A.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

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

On February 28, 1996, after hearing and denying IBC-Brownsville's motion to vacate the arbitration award, the following judgment was ordered:

     International Energy Development Corporation n/k/a Penn Octane Corporation shall have a judgment against International Bank of Commerce-Brownsville in the sum of $2,810,737, plus post-award interest at a rate of 9.75% compounded annually to begin running 10 days after the date the award was signed by the requisite number of arbitrators (September 21, 1995) to the entry of this Judgment and thereafter at the statutory rate.

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

On June 3, 1996, IBC filed an appeal, but the Company continues to believe that the judgment is final, binding, collectible and will resolve the litigation with IBC.

The financial statements do not include any adjustments reflecting the gain contingency of the Award, net of attorney's fees, or the offset (principal and interest). Short-term borrowing of $672,552 and accrued interest of $191,192 reflect the amount of the offsets at July 31, 1997. The Award will be accounted for when it is actually realized and the offset will be accounted for at the time IBC has exhausted all appeals.

A former officer of the Company is entitled to a payment of 5% of the net proceeds (after expenses and legal fees) received by the Company arising from the above-mentioned litigation.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

On April 18, 1996, the Company reached agreement to accept $400,000 to settle a lawsuit it filed in October 1995 against International Bank of Commerce-San Antonio, a bank related to IBC (IBC-San Antonio). As part of the settlement agreement, the parties executed mutual releases from future claims related to the IBC litigation. Additionally, the defendant provided an indemnity agreement to the Company against future claims from IBC. The amount is recorded in the statement of operations for the year ended July 31, 1996.

On June 26, 1996, IBC filed suit against the Company, Case No. 96-06-3502 in the 357th Judicial District Court of Cameron County, Texas alleging that the Company, in filing the Judgment against IBC in order to clear title to its assets, slandered the name of IBC. IBC contends that the Company's Judgment against them prevented them from selling certain property. IBC has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On September 23, 1996, the court which entered the Judgment on behalf of the Company indicated in a preliminary ruling that the Company was privileged in filing the Judgment to clear title to its assets. The Company believes the case to be frivolous and is a breach of the settlement agreement entered into with IBC-San Antonio. Further, the Company believes this cause of action is covered by an indemnity agreement from IBC-San Antonio.

In connection with the lawsuit, IBC filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals.

On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against the former Chairman of the Company, Jorge V. Duran, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Durans status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim against the Company in the District Court of Harris County, Texas alleging, among other things, wrongful termination and seeking compensation in
an  unspecified  amount.    On  February  27,  1997,  the  two  actions  were
consolidated  into  one.

LETTERS  OF  CREDIT

In January 1996, the Company obtained a standby letter of credit in favor of a propane supplier. The standby letter of credit is for $40,000 and expired December 1, 1996. In August 1996, the Company obtained a $40,000 standby letter of credit for another supplier. The letter of credit expired on September 30, 1996.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

In connection with the Term Sale Agreement, in September 1996 the Company obtained a $625,000 letter of credit in favor of its main propane supplier. As part of the terms and conditions of this letter of credit, which was due to expire September 30, 1997, the Company executed a $625,000 demand promissory note to the issuing bank. The note was initially collateralized by a $500,000 deposit, accrued interest at the prime rate (8.25% as of October 31, 1996) plus 3%, and was guaranteed by the Companys president.

On November 5, 1996, the Companys main propane supplier presented for payment a $495,315 invoice, which was paid through the initial $500,000 collateral deposit. After such payment, the balance available under the letter of credit remained $625,000 and the remaining balance of the collateral deposit totaled $4,685. In March 1997, the letter of credit, collateral and guaranty were released.

During March 1997, the Company obtained a letter of credit in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work under contract by WTI to be performed by PennWilson. During September 1997, the letter of credit was extended to November 26, 1997. This letter of credit is guaranteed by the Companys president.

During June 1997, PennWilson entered into a performance and payment bond (the Bonds) in connection with a contract to design, construct and install
equipment  totaling  approximately  $1,487,000.    The  Bonds  will  remain
outstanding until the equipment is delivered to the customer, estimated to be completed as prescribed under the contract in November 1997. There are no liquidating damages under the contract.

OPERATING  LEASE  COMMITMENTS

The Company has lease commitments for its pipeline, land, office space and office equipment. The pipeline lease requires fixed monthly payments of $45,834 and monthly service payments of $8,690 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time after the first twelve months by giving thirty days notice only if its sales agreement with its main customer is terminated. The Company can also terminate the lease at any time after the fifth anniversary date of the lease by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

In May 1997, the Company reached an agreement to amend (the Amendment) its lease agreement (the Seadrift Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation, pursuant to which the Company leases a pipeline running from Exxon USAs King Ranch Gas Plant in Kleberg County, Texas (the Pipeline) to the fence line of certain property owned by the Brownsville Navigation District of Cameron County, Texas. On the effective date of the Amendment, the term of the Seadrift Lease will be extended until March 31, 2013, and may provide, among other things, for additional storage access, and inter-connection with another pipeline controlled by Seadrift thereby providing greater access to and from the Pipeline. Pursuant to the Amendment, the Companys fixed annual fee associated with use of the Pipeline will increase by $350,000. Under certain conditions described below, $250,000 and $125,000 of the annual fee will be waived for the first two years, respectively, from the effective date of the Amendment. The Amendment will become effective on the earlier of April 1, 1998 or the date that Seadrift notifies the Company of the completion by the Company of certain Pipeline enhancements, which, if undertaken, are anticipated to cost no more than $5,000,000. The Amendment may also require the Company to make available to Seadrift, under certain conditions, access to the Pipeline based on specified volumes at specified rates.

The operating lease for the land requires semi-annual payments of $17,712 through October 1998, and gives the Company the option of one additional five year term. In May 1997, the Company amended its lease with the Brownsville Navigation District to include rental of additional space adjacent to the existing terminal location. Effective April 15, 1997, the lease amount was increased to $74,784 annually. The additional space will allow the Company to develop additional storage, add railroad access to its storage facility and facilitate port activities.

In  May  1997, the Company renewed the lease for its executive offices located
in Redwood City, California.   The monthly rental is $3,508 through June 1998.

Rent expense was $730,011, $773,847 and $781,750 for the years ended July 31,
     1995,  1996  and  1997,  respectively.   As of July 31, 1997, the minimum
lease  payments  are  as  follows:


 Year ending July 31,
---------------------
 1998                  $   894,119
 1999                      710,973
 2000                      820,393
 2001                      900,835
 2002                      900,000
 Thereafter              9,600,000
                       -----------
                       $13,826,320
                       ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

The Company has not made all payments required by the lease agreements. Approximately $65,000 is owed under the pipeline lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The July and June 1997 monthly pipeline lease payments were paid in August 1997. The lessor has not made demand for payment. The Company has included the amounts owed in the accompanying consolidated balance sheet as trade accounts payable.

EMPLOYMENT  CONTRACTS

The Company has a six year employment agreement with the President for the period through January 31, 2001. Under that agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon he is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. He is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company, (ii) 200,000 options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 per share (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of employment agreement, equal to six times his annual salary and three times his annual bonus. The employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, he waived his rights to his full salary, receipt of the stock options and the purchase by the Company of a term life insurance policy. In the future, he may elect not to waive such rights.

Aggregate compensation under employment agreements totaled $196,000, $327,692 and $174,524 for the years ended July 31, 1995, 1996 and 1997, respectively, which included agreements with former executives. Minimum salaries under the remaining agreement amount to $300,000 per year.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  O  -  OPTION  TO  ACQUIRE  NATIONAL  POWER  EXCHANGE  GROUP,  INC.

On October 30, 1994, the Company signed an agreement to sell its option to purchase National Power Exchange Group, Inc. (NPEG) in exchange for a promissory note of $2,000,000 to be paid over various periods no later than January 1, 1996. A gain of $1,222,212 was recorded during the quarter ended October 31, 1994, which reflected the settlement agreement discounted by the Company's incremental borrowing rate less the funds advanced to NPEG during the fiscal year ended July 31, 1994. NPEG made a payment of $300,000 during the quarter ended January 31, 1995, and a payment of $200,000 during the quarter ended October 31, 1995. Due to uncertainties related to the timing of the financing of NPEG's power project, the Company made a provision to reduce the amount due under the settlement agreement to $779,957 at July 31, 1995. At October 31, 1995, the net amount due was $589,114. On April 5, 1996, NPEG made a final payment of $600,000. In accordance with the settlement agreement with two of the contractors involved in constructing the terminal, most of these funds were used to reduce construction payables.


NOTE  P  -  ACCOUNTS  RECEIVABLE  FACTORING  AND  SECURITY  AGREEMENT

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


NOTE  Q  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in Note A, the Company has historically depended heavily on sales to one major customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson or contracts to purchase and sell propylene.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the collection of the Award, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  Q  -  REALIZATION  OF  ASSETS-Continued

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to 1) collect the Award, 2) increase sales to its current customers, 3) increase its customer base, 4) expand its product lines and 5) raise additional debt and/or equity capital.

At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,348,000 (note I). The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the change of ownership rules under Section 382 of the Internal Revenue Code.


NOTE  R  -  CONTRACTS

LPG  BUSINESS

The Company has entered into a sales agreement (Agreement) with its major customer, P.M.I. Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the state-owned Mexican oil company, to provide a minimum monthly volume of LPG to PMI through September 30, 1998. Sales to PMI for the years ended July 31, 1995, 1996 and 1997 totaled $13,299,169, $25,336,151 and
$28,836,820, respectively, representing 90%, 96% and 95% of total revenues for each year. The Company currently is purchasing LPG on a month-to-month basis from a major supplier to meet the minimum monthly volumes required in the Agreement (See Note T). The suppliers price is below the sales price provided for in the Agreement.

PPL  BUSINESS

In August 1997, the Company entered into an agreement to sell (Sales Agreement) propylene (PPL) to Union Carbide Corporation through July 31, 1998. In order to supply the PPL, the Company is currently purchasing PPL on a month to month basis from PMI at a price per pound less than the price provided for in the Sales Agreement.

CNG  BUSINESS

Prior to July 31, 1997, the Company was awarded two contracts for the design, construction and installation of CNG fueling station components for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (total contract amount of approximately $1,487,000) and the Orange County Sanitation District (total contract amount of approximately $236,000). The Company anticipates completion of the projects during the second quarter of its 1998 fiscal year. The Company intends to pursue additional CNG contracts; however, the Company has not entered into any other CNG contracts subsequent to July 31, 1997.

                    PENN OCTANE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  SEGMENT  INFORMATION

The FASB issued Statement of Financial Accounting Standards  No. 131 (SFAS No.
131), Disclosure about Segments of an Enterprise and Related Information, effective for years beginning after December 15, 1997, with earlier
application  encouraged.    The  Company  adopted  SFAS  131  in  1997.

The Company has the following reportable segments: LPG and CNG. The LPG segment is a distributor of fuel and the CNG segment designs, constructs and installs fueling stations.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes.

     The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the year ended July 31, 1997.


                                                      LPG                CNG               Totals
Revenues from external customers                $   29,703,650   $           663,484   $  30,367,134
Interest expense                                       236,236                 3,195         239,431
Depreciation and amortization                          434,960                13,059         448,019
Segment profit (loss)                             (  2,886,067)            (  36,592)   (  2,922,659)
Segment assets                                       4,550,915               945,452       5,496,367
Segment liabilities                              (   3,762,714)           (  981,044)   (  4,743,758)
Expenditure for segment assets                          27,257               210,760         238,017

Reconciliation to Consolidated Amounts

Revenues
 Total revenues for reportable segments                          $        30,367,134
 Other revenues                                                                    -
 Elimination of intersegment revenues                                              -
                                                                 --------------------
   Total consolidated revenues                                   $        30,367,134
                                                                 ====================
Profit or Loss
 Total profit or loss for reportable segments                    $      (  2,922,659)
 Other profit or loss                                                              -
 Elimination of intersegment profits                                               -
 Unallocated amounts
   Corporate headquarters expense                                                  -
   Other expenses                                                                  -
                                                                 --------------------
     Consolidated income before income taxes                     $        (2,922,659)
                                                                 ====================
Assets
 Total assets for reportable segments                            $         5,496,367
 Other assets                                                                      -
 Corporate headquarters                                                            -
 Other unallocated amounts                                                         -
                                                                 --------------------
   Total consolidated assets                                     $         5,496,367
                                                                 ====================
Geographic Information                          Revenues         Assets
                                                ---------------  --------------------
United States                                 $   30,337,208    $5,496,367
Canada                                                29,926            -
                                                                 --------------------
                                              $   30,367,134    $5,496,367
                                                =============== ============





                    PENN OCTANE CORPORATION AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


NOTE  T  -  SUBSEQUENT  EVENTS  -  UNAUDITED

PRIVATE  PLACEMENT

On October 21, 1997, the Company closed a private placement (the Private Placement), pursuant to which it issued and sold $1,500,000 principal amount of promissory notes and warrants to purchase 250,000 shares of the Company's common stock exercisable during a three year period ending October 21, 2000 at an exercise price of $6.00 per share, resulting in net proceeds to the Company of approximately $1,400,000. The promissory notes accrue interest at the rate of 10% per annum. Payment of the principal and any accrued and unpaid interest on the promissory notes is due on the earlier to occur of June 30, 1998, and the closing of any public offering of debt or equity securities of the Company resulting in net proceeds to the Company in excess of $5,000,000. The purchasers in the Private Placement were granted one-time demand registration rights with respect to the shares issuable upon exercise of the warrants.

STOCK  AWARD  PLAN

On October 21, 1997, the Company adopted the 1997 Stock Award Plan (Plan). Under the terms of the Plan, the Company has reserved for issuance 150,000 shares of common stock. The purpose of the Plan is to compensate consultants who have rendered significant services to the Company. The Plan will be administered by the compensation committee of the Company which shall have complete authority to select participants, determine the awards of common stock to be granted and the times such awards will be granted.

CREDIT  FACILITY

On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and PPL. Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company has agreed to grant a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. The Company has also agreed that it shall not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB. In connection with the RZB Credit Facility, Western Wood has agreed to subordinate its security interest in the Brownsville Terminal Facility. On November 5, an irrevocable letter of credit was established under the RZB Credit Facility in favor of Exxon in the amount of $3.8 million. The Company's Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

LPG  SUPPLY  CONTRACT

On November 12, 1997, the Company entered into a supply contract with a major supplier to purchase minimum monthly volumes of LPG through September 1998 under payment terms similar to those required in the Agreement (Note R). The supply price is below the sales price provided for in the Agreement.

Schedule  II  -  Valuation  and  Qualifying  Accounts

                               Additions
Description     Balance at    Charged to   Charged to
               Beginning of    Costs and      Other                  Balance at End
                  Period       Expenses     Accounts    Deductions      of Period

Year ended
-------------
July 31, 1997
-------------
Allowance for  $           -  $    53,406  $         -  $         -  $        53,406
doubtful
accounts
Year ended
-------------
July 31, 1996
-------------
Allowance for  $           -  $         -  $         -  $         -  $             -
doubtful

accounts
Year ended
-------------
July 31, 1995
-------------
Allowance for  $           -  $         -  $         -  $         -  $             -
doubtful
accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not  applicable.

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     DIRECTORS  AND  OFFICERS  OF  THE  COMPANY

          The  executive officers and directors of the Company are as follows:


Name of Director      Age             Positions and Offices Held
--------------------  ---  ------------------------------------------------
Jerome B. Richter      61  Chairman, President, Chief Executive Officer
                           and Director
Ian T. Bothwell        37  Vice President, Treasurer, Assistant Secretary,
                           Chief Financial Officer and Director
Jorge R. Bracamontes   33  Executive Vice President, Secretary and Director
John P. Holmes         59  Director
Kenneth G. Oberman     37  Director
Stewart J. Paperin     49  Director
John H. Robinson       74  Director


     All directors were elected at the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997 and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

     JEROME B. RICHTER founded the Company and served as its Chairman of the Board and Chief Executive Officer from the date of its organization in August 1992 to December 1994, when he resigned from such positions and became Secretary and Treasurer of the Company, positions he held until he resigned therefrom on August 1, 1996. Effective October 29, 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer of the Company.

     IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company on October 29, 1996 and a director of the Company on March 25, 1997. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. During the period from February 1992 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. From 1987 through 1992, Mr. Bothwell was Controller and Director of Financial Analysis for Brooke Management Inc., a management company which is an affiliate of Brooke Group Ltd., a financial services and investment company.

     JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief Executive Officer of PennMex. Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at PMI, for the period from May 1994 to March 1996. During the period from November 1992 to May 1994, Mr. Bracamontes was legal representative for PMI in New York. From May 1990 through November 1992, Mr. Bracamontes served as in-house counsel for PMI in Houston, Texas.

     JOHN P. HOLMES was elected a director of the Company in February 1996. Since 1991, Mr. Holmes has served as President and Chief Executive Officer of John P. Holmes and Co., a private investment company. Mr. Holmes is also a member of the Board of Directors of Village Green Books, an operator of retail book stores.

     KENNETH G. OBERMAN has been a director of the Company since its organization in August 1992. Since 1996, Mr. Oberman has been Senior Director of Fujitsu Computer Products of America, a San Jose, California-based computer peripherals company. From 1994 through 1995, Mr. Oberman held the position of business unit manager for Conner Peripherals, a computer peripherals company, in San Jose, California. During the period from 1992 through 1994, Mr. Oberman served as Vice President of International Economic Development Corporation in Moscow, Russia, a consulting company to the Ministry of Sports of the Government of Russia involved in the sale of sporting goods and sports apparel. From 1989 through 1992, Mr. Oberman was employed by Conner
Peripherals,  where  he  was  a  sales  and  world  accounts  manager.

     STEWART J. PAPERIN was elected a director of the Company in February 1996. Mr. Paperin has been Managing Director of Lionrock Partners Ltd., a management consulting and investment firm, and Managing Director of Capital Resources East, a management consulting firm, since 1993. From 1990 to 1993, Mr. Paperin served as President of Brooke Group International, an international trading company and a subsidiary of Brooke Group Ltd., a financial services and investment company.

     JOHN H. ROBINSON was elected a director of the Company in February 1996. Mr. Robinson serves as Vice Chairman of Commonwealth Associates, an investment banking firm. Prior to 1993, Mr. Robinson served as Chairman of the Harper Group, an international transportation and information management company. Mr. Robinson is also a member of the Board of Directors of Lukens Medical Corp., a specialized medical products company.

      Mr.  Oberman  is  Mr.  Richter's  son.    There  are  no  other  family
relationships  among  the  Company's  officers  and  directors.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

     In October, 1996 the Company and Mr. Richter, Chairman and President, without admitting or denying the findings contained therein (other than as to jurisdiction), consented to the issuance of an order by the SEC in which the SEC (i) made findings that the Company and Richter has violated portions of
Section 13 of the Exchange Act relating to the filing of periodic reports and the maintenance of books and records, and certain related rules under said Act, and (ii) ordered respondents to crease and desist from committing or causing any current or future violation of such sections and rules.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of Exchange Act, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that, with the exception of those persons indicated below, all directors, officers and 10% stockholders complied with such filing requirements.

     According to the Company's records, the following filings appear not to have been timely made. A Form 3 for Mr. Bothwell relating to his election as an officer of the Company in October 1996 was not filed on a timely basis. A Form 3 correcting this matter was filed in April 1997.

ITEM  11.          EXECUTIVE  COMPENSATION.

DIRECTOR  COMPENSATION

     Other than reimbursement for out-of-pocket expenses incurred to attend Board and committee meetings, directors do not receive any compensation for their services as such.

EXECUTIVE  COMPENSATION


          The following table sets forth annual and all other compensation for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years indicated of those persons who, at July 31, 1997, were (i) the Company's Chief Executive Officer and a former executive officer who acted in a similar capacity, and (ii) the other two most highly compensated executive officers (collectively, the "Named Executive Officers"). No other executive officer received compensation in excess of $100,000 during fiscal 1997. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no stock option or other long-term compensation plans.

                                SUMMARY COMPENSATION TABLE
                                                  ANNUAL COMPENSATION
                                      ----------------------------------------------------
        NAME AND                                            OTHER ANNUAL     ALL OTHER
    PRINCIPAL POSITION          YEAR   SALARY    BONUS      COMPENSATION  COMPENSATION($)
------------------------------  ----  --------  ----------  ------------  ----------------
Jerome B. Richter, President,   1997  $138,603          -              -                -
Chairman of the Board and       1996   132,923          -              -                -
Chief   Executive Officer       1995         -          -              -                -
Ian T. Bothwell,                1997    90,077  418,800(1)             -                -
 Vice President, Treasurer,     1996         -          -              -                -
 Assistant Secretary and        1995         -          -              -                -
 Chief Financial Officer
Jorge R. Bracamontes,           1997         -          -              -        526,921(2)
 Executive Vice President       1996         -          -              -                -
   and Secretary                1995         -          -              -                -
Mark D. Casaday, (3)            1997    35,921          -              -                -
 Former President               1996   111,692          -              -                -
                                1995    78,312          -              -                -



(1)        As a bonus for the year ended July 31, 1997, on September 10, 1997 the Board of
Directors  granted to Mr. Bothwell warrants to purchase 200,000 shares of Common Stock for
$2.50  per  share  to  expire  on  September  9,  2000.

(2)      Mr. Bracamontes received consulting fees totaling $108,121 for services performed on  behalf of the Company in Mexico.  On March 25, 1997, the Board of Directors granted to
Mr.  Bracamontes  warrants to purchase 200,000 shares of Common Stock for $3.625 per share to  expire  on  March  24, 2000.  An additional consulting fee for the year ended July 31,
1997,  on  September  10,  1997,  the Board of Directors lowered the exercise price of the
200,000  warrants  granted  to  Mr.  Bracamontes  from  $3.625  to  $2.50.

(3)        In October 1996, Mr. Casaday resigned as Director and President of the Company.
In  connection with his resignation, the Company agreed to extend 200,000 warrants held by
Mr.  Casaday for an additional three year period.  In February 1997, Mr. Casaday exchanged
200,000  warrants  for  50,000  shares  of  Common  Stock.



     AGGREGATED WARRANT EXERCISES IN FISCAL 1997 AND WARRANT VALUES ON JULY 31, 1997

          The following table provides certain information with respect to warrants exercised by the Named Executive Officers during fiscal 1997 by the persons named below. The table also presents information as to the number of warrants outstanding as of July 31, 1997.



                                                  Number Of
                                                  Securities          Value Of
                       Number of                  Underlying        Unexercised
                        Shares                   Unexercised        In-The-Money
                       Acquired      Value         Warrants           Warrants
                         Upon       Realized   At July 31, 1997   At July 31, 1997
                      Exercise of     Upon       Exercisable/       Exercisable/
Name                   Warrants     Exercise    Unexercisable      Unexercisable
--------------------  -----------  ----------  ----------------  ------------------
Jerome B. Richter       2,200,000  $5,088,600               0/0  $             0/0
Jorge R. Bracamontes            0  $        0         200,000/0  $     450,000/0(1)
Ian T. Bothwell                 0  $        0         0/200,000  $     0/450,000(1)
Mark D. Casaday            50,000  $        0               0/0  $             0/0

     (1)    Based on a closing price of $4.75 per share of Common Stock on July 31,
1997.



     EMPLOYMENT  AGREEMENTS

          The Company has entered into a six year employment agreement with Mr. Richter, the President of the Company, through January 31, 2001. Under Mr. Richter's agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon Mr. Richter is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company; (ii) 200,000 stock options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of the employment agreement, equal to six times Mr. Richter's annual salary and three times his annual bonus. Mr. Richter's employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. To date, Mr. Richter has waived his rights to his full salary, receipt of the options and the purchase by the Company of a term life insurance policy. In the future, Mr. Richter may elect not to waive such rights.

     1997  STOCK  AWARD  PLAN

          Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 129,686 shares were unissued as of the date of this Annual Report, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information, as of October 31, 1997, regarding the beneficial ownership of the Company's Common Stock by
(i) each stockholder known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and (iii) each Named Executive Officer of the Company.(() The number of shares of Common Stock issued and outstanding on October 31, 1997 was 8,694,600 and all calculations and percentages are based on such number. The beneficial ownership indicated in the table includes shares of Common Stock subject to common stock purchase warrants held by the respective persons as of October 31, 1997, that are exercisable on the date hereof or within 60 days thereafter. Unless otherwise indicated, each person has sole voting and sole investment power with respect to the shares shown as beneficially owned.)


                                      AMOUNT AND NATURE OF
NAME                                 BENEFICIALOWNERSHIP(1)  PERCENT OF CLASS
-----------------------------------  ----------------------  -----------------
Jerome B. Richter                              3,902,000(4)             44.87%

Western Wood Equipment Corporation              500,000((5)              5.44%
(Hong Kong)
20/F Tung Way Commercial Building
Wanchai, Hong Kong
John Holmes                                        230,000               2.65%

Ian T. Bothwell                                  218,600(5)              2.46%

Jorge R. Bracamontes                             215,500(5)              1.81%

Kenneth G. Oberman                                  89,000               1.02%

Stewart J. Paperin                                  16,500                  *

John H. Robinson                                    12,500                  *

Mark D. Casaday                                       0((7)                 *



     As a group, the current officers and directors of the Company are beneficial owners of 4,284,100 shares of Common Stock or 49.27% of the voting power of the Company excluding warrants held by members of such group and 4,684,100 shares of Common Stock or 57.94% of the voting power of the Company including warrants so held.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On October 21, 1996, Thomas P. Muse resigned as a Director and as Chairman of the Board of the Company. In connection with his resignation, the Company agreed to extend the expiration date of warrants to purchase 42,856 shares of Common Stock held by Mr. Muse for an additional three year period. In February 1997, the Company issued 55,195 shares of Common Stock to Mr. Muse in exchange for warrants to purchase 242,856 shares of Common Stock then owned by Mr. Muse.

      On October 24, 1996, Thomas A. Serleth resigned as a Director and Executive Vice President of the Company. In connection with his resignation, the Company agreed to enter into a two month consulting agreement, at a fee of $10,000 per month, through December 31, 1996 and agreed that Mr. Serleth would be entitled to a payment of 5% of the net proceeds (after expenses and legal fees) received by the Company arising out of the lawsuit with IBC-Brownsville. In February 1997, the Company issued 59,091 shares of Common Stock to Mr. Serleth in exchange for warrants to purchase 260,000 shares of Common Stock then owned by Mr. Serleth. See "Legal Proceedings" for information concerning the IBC-Brownsville litigation

     In October 1996, Mr. Casaday resigned as Director and President of the Company. In connection with his resignation, the Company agreed to extend the expiration date of warrants to purchase 200,000 shares of Common Stock held by Mr. Casaday for an additional three year period. In February 1997, the Company issued 50,000 shares of Common Stock to Mr. Casaday in exchange for warrants to purchase 200,000 shares of Common Stock then owned by the Company. In addition, the Company agreed to sell Mr. Casaday the Company car that he was using for $1.00.

     On March 25, 1997, the Board of Directors granted to Jorge R. Bracamontes, an officer and director, warrants to purchase 200,000 shares of Common Stock of the Company exercisable until March 24, 2000 with an exercise price of $3.625 per share. As additional consulting fees for the year ended July 31, 1997, on September 10, 1997, the Company agreed to adjust the exercise price of the 200,000 warrants owned by Mr. Bracamontes to $2.50 per share.

     In March 1997, Jerome B. Richter, the President, Chief Executive Officer and Chairman, made an interest free demand loan to the Company in the amount of $85,000 for working capital purposes. The loan was fully repaid by the Company in April 1997.

     On March 25, 1997, the Company agreed to allow Mr. Richter to exercise warrants to purchase 2,200,000 shares of Common Stock at an exercise price of $1.25 through payment of $22,000 and issuance of a promissory note to the Company in the amount of $2.7 million which accrues interest at the rate of 8.25% annually payable on April 11 and is payable in full on April 11, 2000. In connection with the promissory note, Mr. Richter entered into a security agreement with the Company pursuant to which a security interest was granted to the Company in one million shares of Common Stock owned by Mr. Richter.

     On March 25, 1997, the Company agreed to adjust the exercise price per share of warrants to purchase 50,000 shares of Common Stock held by Mr. Robinson and 50,000 warrants held by TRAKO International Company Limited to $2.50 from $5.00. In all other respects, the terms of the warrants remain the same.

     In April 1997, an additional 300,000 warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $1.25 per share were exercised by a director of the Company and other third parties.

     On April 2, 1997, in connection with the Company's irrevocable standby letter of credit with Bay Area Bank in the amount of $251,495, Mr. Richter granted a security interest in 1.7 million shares of Common Stock of the Company owned by him to Bay Area Bank to secure the obligations of the Company thereunder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Arrangements."

     During the fiscal year ended July 31, 1997, the Company made an interest free demand loan in the amount of $170,000 to PennMex. In September 1997, PennMex repaid $130,000 on the loan. The Company currently intends to acquire ownership of PennMex for a nominal sum plus assumption of any outstanding liabilities of PennMex. PennMex's operation since inception have been minimal.

     In September 1997, John P. Holmes, a director, exercised warrants to purchase 130,000 shares of Common Stock of the Company at an exercise price of $2.50 per share.

     In August 1997, an additional 430,000 warrants to purchase 430,000 shares of Common Stock were exercised by a director of the Company and other third parties at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $1,075,000. In connection with the exercise of 100,000 of these warrants Common Stock issued upon exercise, the Company entered into a Registration Rights Agreement, agreeing to register the Common Stock issued upon exercise on or before February 1, 1998. In the event that the Company fails to register the Common Stock by February 1, 1998, for each month thereafter until September 1, 1998, during which the shares have not been registered, the Company will be required to issue the holder Common Stock warrents to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable within a year from the date of issuance.

     As a bonus for the year ended July 31, 1997, on September 10, 1997, the Board of Directors granted to Ian T. Bothwell, an officer and director, warrants to purchase 200,000 shares of Common Stock exercisable until September 10, 2000 with an exercise price of $2.50 per share.

     In October 1997, the Company made payment of $500,000 plus accrued interest to TRAKO International Limited, a company affiliated with John H. Robinson, in full satisfaction of amounts owing under a promissory note dated March 1, 1996. In August 1997, the Company made payment of $400,000 plus accrued interest to John H. Robinson, a director, in full satisfaction of amounts owing under a promissory note dated March 1, 1996.

     In October 1997, in connection with the RZB Credit Facility, Mr. Richter entered into a Guaranty & Agreement pursuant to which Mr. Richter personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Arrangements."

     The lease for the Company's executive offices located at 900 Veterans Boulevard in Redwood City, California is between Mr. Richter, as an individual, and Nine-C Corporation, as landlord. The Company currently makes monthly payments directly to Nine-C Corporation in satisfaction of obligations under such lease.

Operator:    Please take care in this section, Item 14 - There are a number of
"Color:  White"  codes.          PART  IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.          Financial  Statements  and  Financial  Statement  Schedules.

     The  following  documents  are  filed  as  part  of  this  report:

     (1)          Consolidated  Financial  Statements:

          Penn  Octane  Corporation

               Independent  Auditor's  Report

               Consolidated  Balance  Sheet  as  of  July  31,  1996  and 1997

               Consolidated Statement of Operations for the years ended July 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995

               Notes  to  Consolidated  Financial  Statements

     (2)          Financial  Statement  Schedules:

          Schedule  II  -  Valuation  and  Qualifying  Accounts

b.          Exhibits.

     The  following  Exhibits  are  incorporated  herein  by  reference:

     Exhibit  No.
     ------------

     3.1 Restated Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10          10.1          Employment Agreement dated July 12, 1993 between the
Registrant and Jerome B. Richter. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

     10.2 Security Agreement dated July 1, 1994 between International Bank of Commerce and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

     10.3 Security Agreement dated December 6, 1995 between Bay Area Bank and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.4 Purchase Agreement dated February 22, 1996 between Eagle Oil Company and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.5 Judgment from litigation with International Bank of Commerce - Brownsville dated February 28, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.6 Loan Agreement, Promissory Note, Security Agreement, and Common Stock Purchase Warrant Agreement dated March 1, 1996 between John H. Robinson and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.7 Loan Agreement, Promissory Note, Security Agreement, and Common Stock Purchase Warrant Agreement dated as of April 30, 1996 between TRAKO International Company LTD and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.8 Extension of June 16, 1996 Payout Agreement between Penn Octane Corporation and Lauren Constructors, Inc., and Tom Janik and Associates, Inc. dated October 10, 1996 (Including June 16, 1995 Payout Agreement). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.9 LPG Purchase Agreement dated October 1, 1996 between Exxon Company U.S.A. and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.10 Promissory Note, Letter of Credit and Security Agreement dated October 3, 1996 between Bay Area Bank and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.11 Promissory Note dated October 7, 1996 between Jerry Williams and Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

     10.12 Promissory Note dated October 9, 1996 between Richard Serbin and Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

     10.13          LPG  Sales Agreement dated October 10, 1996 between P.M.I.
Trading Ltd. and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

     10.14 Promissory Note dated October 29, 1996 between James Mulholland and Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

     10.15 Promissory Note between Frederick Kassner and Registrant dated October 29, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

     10.16 Agreement between Roberto Keoseyan and the Registrant dated November 12, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.17 Promissory Note between Bay Area Bank and the Registrant dated December 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.18 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant and Mark D. Casaday. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.19 Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant Thomas P. Muse. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).96, SEC File No. 000-24394).

     10.20 Agreement for Exchange of Warrants for Common Stock dated February 19, 1997 between the Registrant and Thomas A. Serleth. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.21 Interim Operating Agreement between Wilson Acquisition Corporation and Wilson Technologies Incorporated dated March 7, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.22 Purchase Agreement dated March 7, 1997 between the Registrant, Wilson Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

     10.23 Amendment of the Interim Operating Agreement dated March 21, 1997 between the Registrant, Wilson Acquisition Corporation, Wilson
Technologies Incorporated and Zimmerman Holdings Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.24 Promissory Note and Pledge and Security Agreement dated March 26, 1997 between M.I. Garcia Cuesta and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.25 Real Estate Lien Note, Deed of Trust and Security Agreement dated April 9, 1997 between Lauren Constructors, Inc. and the Registrant . (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.26 Promissory Note and Pledge and Security Agreement dated April 11, 1997 between Jerome B. Richter and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.27 Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to the Company's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed for the quarterly period ended April 30, 1994 on February 25, 1994, SEC File No. 000-24394).

     10.28 Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.29        Lease dated May 22, 1997 between Nine-C Corporation and J.B.
Richter, Capital resources and J.B. Richter and J.B. Richter, an individual, as amended with respect to the Company's executive offices. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.30 Promissory Note dated May 28, 1997 between Bay Area Bank and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     10.31 Lease dated September 1, 1993 between Seadrift Pipeline Corporation and Registrant with respect to the Company's pipeline rights. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

     10.32 Lease Amendment dated May 29, 1997 between Seadrift Pipeline Corporation and the Registrant . (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

     The  following  material  contracts  are  filed  as  part of this report:

     10.33 Irrevocable Standby Letter of Credit No. 310 dated April 2, 1997 between Bay Area Bank and the Company.

     10.34 Commercial Guaranty dated April 2, 1997 between Bay Area Bank and Jerome B. Richter.
     10.35 Commercial Pledge and Security Agreement dated April 2, 1997 between Bay Area Bank and the Company.

     10.36 Promissory Note dated April 2, 1997 between Bay Area Bank and the Company.

     10.37 Amendment to Irrevocable Standby Letter of Credit No. 310 dated September 15, 1997.

     10.38 Warrant Purchase Agreement, Promissory Note and Common Stock Warrant dated June 15, 1997 between Western Wood Equipment Corporation and the Company.

     10.39 Security Agreement, Common Stock Warrant and Promissory Note dated June 15, 1997 between Western Wood Equipment Corporation and the Company.

     10.40 Performance Bond dated June 25, 1997 between PennWilson CNG and Amwest Surety Insurance Company.

     10.41 Labor and Material Payment Bond dated June 11, 1997 between PennWilson CNG and Amwest Surety Insurance Company.

     10.42 Subcontract Agreement dated between A.E. Schmidt and PennWilson CNG June 25, 1997.

     10.43 Propylene Purchase Agreement dated July 31, 1997 between Union Carbide and the Company.

     10.44      Release of Lien dated August 1997 by Lauren Constructors, Inc.

     10.45 LPG Purchase Agreement dated August 28, 1997 between PMI Trading Company Ltd and the Company.

     10.46          Continuing  Agreement  for Private Letters of Credit dated
October  14,  1997  between  RZB  Finance  LLC  and  the  Company.

     10.47 Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company.

     10.48       General Security Agreement dated October 14, 1997 between RZB
Finance  LLC  and  the    Company.

     10.49 Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome Richter.

     10.50 Purchase Agreement dated October 21, 1997 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

     10.51 Registration Rights Agreement dated October 21, 1997 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

     10.52 Promissory Note dated October 21, 1997 between Castle Energy Corporation and the Company.

     10.53 Common Stock Purchase Warrant dated October 21, 1997 issued to Castle Energy Corporation by the Company.

     10.54 Promissory Note dated October 21, 1997 between Clint Norton and the Company.

     10.55 Common Stock Purchase Warrant dated October 21, 1997 issued to Clint Norton by the Company.

     10.56 Promissory Note dated October 21, 1997 between Southwest Concept, Inc. and the Company.

     10.57 Common Stock Purchase Warrant dated October 21, 1997 issued to Southwest Concept, Inc. by the Company.

     10.58 Promissory Noted dated October 21, 1997 between James F. Meara, Jr. and the Company.

     10.59 Common Stock Purchase Warrant dated October 21, 1997 issued to James F. Meara, Jr. by the Company.

     10.60 Promissory Note dated October 21, 1997 between Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company.

     10.61 Common Stock Purchase Warrant dated October 21, 1997 issued to Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company.

     10.62 Promissory Note dated October 21, 1997 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

     10.63 Common Stock Purchase Warrant dated October 21, 1997 issued to Lincoln Trust Company FBO Perry D. Snavely IRA by the Company.

     10.64 Agreement dated November 7, 1997 between Ernesto Rubio del Cueto and the Company.

     10.65 LPG Sales Agreement dated November 12, 1997 between Exxon and the Company.

     21.1          Subsidiaries  of  the  registrant.    (Filed  herewith.)

     27.1          Financial  Data  Schedule.    (Filed  herewith.)

b.          Reports  on  Form  8-K.

The  following  Reports  on  Form  8-K  are  incorporated herein by reference:

Company's Current Report on Form 8-K filed on October 28, 1997 regarding the Company's (i) completion of a $1.5 million private placement consisting of promissory notes and warrants and (ii) contemplation to file a registration statement with the Securities and Exchange Commission for the sale of its Common Stock.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     PENN  OCTANE  CORPORATION



     By:          /s/Ian  T.  Bothwell
                  --------------------
                     Ian  T.  Bothwell
                     Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                     November  12,  1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                                          TITLE                        DATE
-----------------------------  ------------------------------------------------  ----
/s/Jerome B. Richter           Jerome B. Richter
-----------------------------
                               Chairman, President and Chief
                               Executive Officer                                 November 12, 1997
/s/Jorge R.Bracamontes         Jorge R. Bracamontes
-----------------------------
                               Executive Vice President,
                               Secretary and Director                            November 12, 1997
/s/Ian T.Bothwell              Ian T. Bothwell
-----------------------------
                               Vice President, Treasurer,
                               Assistant Secretary, Chief
                               Financial Officer, Principal
                               Accounting Officer and Director                   November 12, 1997
/s/John P.Holmes               John P. Holmes
-----------------------------
                               Director                                          November 12, 1997
/s/Kenneth G.Oberman           Kenneth G. Oberman
-----------------------------
                               Director                                          November 12, 1997
/s/Stewart J.Paperin           Stewart J. Paperin
-----------------------------
                               Director                                          November 12, 1997
/s/John H.Robinson             John H. Robinson
-----------------------------
                               Director                                          November 12, 1997