Form 10QSB
period 1997-10-31
PENN OCTANE CORP
filed 1997-12-16
CIK 893813

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October  31,  1997

                                      OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  ________________  to ________________


                      Commission file number:  000-24394

                            PENN OCTANE CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                                  52-1790357
(State  or  Other  Jurisdiction  of                          (I.R.S.  Employer
Incorporation  or  Organization)                          Identification  No.)

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 5, 1997 was 8,694,600.


                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS


         ITEM                                                                     PAGE NO.
         ----                                                                     --------
Part I     1.  Financial Statements

               Consolidated Balance Sheets as of October 31, 1997 (unaudited)          3-4
               and July 31, 1997

               Consolidated Statements of Operations for the three months ended
               October 31, 1997 and 1996 (unaudited)                                     5

               Consolidated Statements of Cash Flows for the three months ended
               October 31, 1997 and 1996 (unaudited)                                     6

               Notes to Consolidated Financial Statements (unaudited)                 7-16

Part I     2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             17-22

Part II    1.  Legal Proceedings                                                        23

           2.  Changes in Securities                                                    23

           3.  Defaults Upon Senior Securities                                          23

           4.  Submission of Matters to a Vote of Security Holders                      23

           5.  Other Information                                                        23

           6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K      23-25

PART  I
ITEM  1.

                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)

                                       ASSETS


                                                            October 31,    July 31,
                                                                1997         1997
                                                            ------------  ----------
Current Assets
 Cash                                                       $    401,196  $   31,142
 Trade accounts receivable, less allowance for doubtful
   accounts of $53,406                                           550,048     281,500
 Related party receivables                                        80,259     171,601
 Costs and estimated earnings in excess of billings
   on uncompleted contracts (note D)                             748,210     196,888
 Inventories (note D)                                            870,738     795,797
   Deferred registration costs                                     370,000           -
 Prepaid expenses and other current assets                       287,249      83,082
                                                            ------------  ----------
   Total current assets                                        3,307,700   1,560,010
Property, plant and equipment - net (note C)                   3,486,073   3,185,148
Lease rights (net of accumulated amortization of $444,213
and $432,765) (note C)                                           709,826     721,274
Other noncurrent assets                                           11,935      29,935
                                                            ------------  ----------
   Total assets                                             $  7,515,534  $5,496,367
                                                            ============  ==========



       The accompanying notes are an integral part of these statements.


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                (UNAUDITED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             October 31,       July 31,
                                                                                 1997            1997
                                                                            --------------  --------------
Current Liabilities
 Current maturities of long-term debt, less unamortized discount of
   $75,000 and $0 at October 31, 1997 and July 31, 1997 (note E)            $   1,612,863   $   1,152,391
 Revolving line of credit (note E)                                                      -         140,000
 Construction accounts payable                                                     52,556         121,801
 Trade accounts payable                                                           972,253         481,348
 Billings in excess of costs and estimated earnings in excess of billings
   on uncompleted contracts (note D)                                                    -           7,596
 Borrowings from IBC-Brownsville                                                  672,552         672,552
 Accrued liabilities                                                            1,161,435       1,055,237
                                                                            --------------  --------------

   Total current liabilities                                                    4,471,659       3,630,925
Long-term debt, less current maturities (note E)                                1,078,967       1,112,833
Commitments and contingencies (note G)                                                  -               -
Stockholders' Equity (note F)
 Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0                  -               -
   shares issued and outstanding at October 31, 1997 and July 31, 1997
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 270,000 convertible shares issued and outstanding at October 31, 1997 and
   July 31, 1997                                                                    2,700           2,700
 Common stock-$.01 par value, 25,000,000 shares authorized; 8,694,600 and 8,169,286 shares issued and outstanding at October 31, 1997 and
   July 31, 1997                                                                   86,946          81,693
 Additional paid-in capital                                                    11,904,264      10,515,266
 Notes receivable including accrued interest receivable from the
   president of the Company and a related party for exercise of warrants     (  2,892,369)   (  2,834,865)
 Accumulated deficit                                                         (  7,136,633)   (  7,012,185)
                                                                            --------------  --------------
   Total stockholders' equity                                                   1,964,908         752,609
                                                                            --------------  --------------
     Total liabilities and stockholders' equity                             $   7,515,534   $   5,496,367
                                                                            ==============  ==============


       The accompanying notes are an integral part of these statements.


                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 Three Months Ended
                                 ------------------

                                                October 31,    October 31,
                                                   1997           1996
                                               -------------  -------------
Revenues                                       $  8,188,002   $  2,546,493
Cost of goods sold                                7,758,459      2,752,965
                                               -------------  -------------
 Gross profit (loss)                                429,543       (206,472)
                                               -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees                        152,784        191,431
 Salaries and payroll related expenses              207,034        114,283
 Travel                                              82,406         24,036
 Other                                              108,138         97,439
                                               -------------  -------------
                                                    550,362        427,189
                                               -------------  -------------
 Operating loss                                  (  120,819)    (  633,661)
Other income (expense)
 Interest expense                                 (  61,137)     (  54,338)
 Interest income                                     57,508            711
                                               -------------  -------------
   Net loss before taxes                         (  124,448)    (  687,288)
Provision for income taxes                                -              -
                                               -------------  -------------
   Net loss                                    $ (  124,448)  $ (  687,288)
                                               -------------  -------------
Loss per common share (note B)                 $    (  0.01)  $    (  0.13)
                                               =============  =============
Weighted average common shares outstanding        8,529,789      5,205,000
                                               =============  =============




       The accompanying notes are an integral part of these statements.

                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONS OLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                   PENN OCTANE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)
                                                Three Months Ended

                                                                                October 31,     October 31,
                                                                                    1997            1996
                                                                               --------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net loss                                                                       $  (  124,448)  $  (  687,288)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                        67,727         109,745
 Amortization of lease rights and other non-current assets                            14,449          34,124
 Interest income from related party notes receivables                              (  57,504)              -
Changes in current assets and liabilities:
 Restricted cash                                                                           -      (  500,000)
 Trade accounts receivable                                                        (  268,548)     (  314,601)
 Related party receivable                                                             91,342               -
 Interest receivable                                                                                  26,233
 Costs and estimated earnings in excess of billings on uncompleted contracts      (  551,322)              -
 Inventories                                                                      (  232,537)         82,309
 Prepaids and other current assets                                                (  189,167)      (  17,710)
 Deferred registration costs                                                      (  370,000)              -
 Construction and accounts payable                                                   415,062         412,951
 Billings in excess of costs and estimated earnings in excess                       (  7,596)              -
 of billings on uncompleted contracts
 Accrued liabilities                                                                 225,795          74,556
                                                                               --------------  --------------
   Net cash used in operating activities                                          (  986,747)     (  779,681)

Cash flows from investing activities:
 Capital expenditures                                                             (  211,054)       (  5,375)
                                                                               --------------  --------------

   Net cash used in  investing activities                                         (  211,054)       (  5,375)

Cash flows from financing activities:
 Revolving credit facilities                                                      (  140,000)        100,000
 Issuance of debt                                                                  1,500,000         325,000
 Issuance of Common Stock                                                          1,131,250               -
 Shareholder notes

 Reduction in debt                                                                (  923,395)       (  4,469)
                                                                               --------------  --------------
   Net cash provided by financing activities                                       1,567,855         420,531
                                                                               --------------  --------------

     Net increase (decrease) in cash                                                 370,054    (    364,525)
Cash at beginning of period                                                           31,142         364,525
                                                                               --------------  --------------
Cash at end of period                                                          $     401,196   $           -
                                                                               ==============  ==============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                           47,329   $           -
                                                                               ==============  ==============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued (note F)                                     $     263,000   $           -
                                                                               ==============  ==============


       The accompanying notes are an integral part of these statements.



NOTE  A  -  ORGANIZATION

Penn Octane Corporation, which was formerly International Energy Development Corporation (IEDC) and The Russian Fund, is a Delaware corporation, which was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation (POC). The Company is engaged primarily in the business of purchasing, transporting and selling LPG and providing services and equipment to the compressed natural gas (CNG) industry. Substantially all of the sales volume since inception has been to PMI Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the Mexican state owned oil company.

POC commenced operations during the fiscal year ended July 31, 1995 upon construction of its terminal faciliy in Brownsville, Texas (Brownsville Terminal Facility). Prior to such time, the Company was in the "development stage." until the business was established and planned principal operations commenced during the year ended July 31, 1995.

In February 1997, POC formed Wilson Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary, for the purpose of engaging in the business of designing, constructing, installing and servicing equipment for CNG fueling stations and related products for use in the CNG industry throughout the world. The subsidiary's name was changed to PennWilson CNG, Inc. (PennWilson) in August 1997.

In October 1997, POC formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary, to act as a holding company for POC's CNG-related operations, including the ownership and operation of CNG fueling stations, sales of CNG-powered vehicles and other CNG-related business. The Company intends to transfer the ownership of PennWilson to Holdings, however, such ownership has not yet been transferred.

BASIS  OF  PRESENTATION
-----------------------

The accompanying financial statements include POC and its subsidiaries, PennWilson and Holdings (Company). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of October 31, 1997, the unaudited consolidated statements of operations, and the unaudited consolidated statements of cash flows for the three months ended October 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 1997 and the unaudited consolidated results of operations and unaudited consolidated cash flows for the three months ended October 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.

NOTE  B  -  LOSS  PER  COMMON  SHARE

Loss per share of common stock is computed based solely on the weighted average number of shares outstanding because the Company incurred losses in each of the periods presented; therefore, giving effect to common stock equivalents would be antidilutive. Fully diluted loss per share of common stock assumes the conversion of preferred stock and is only presented in periods where such computation results in dilution greater than 3% of primary earnings (loss) per share of common stock.

The  FASB  issued  Statement  of  Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share", which supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share". The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. The Company does not expect a material change in earnings per share data as a result of adopting SFAS 128.


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:



                                     October 31,       July 31,
                                         1997            1997
                                    --------------  --------------
LPG:
Building                            $     173,500   $     173,500
LPG terminal                            3,426,440       3,426,440
Automobiles and equipment                 385,038         378,039
Office equipment                           24,518          22,202
Leasehold improvements                    249,124         237,899

CNG:
Furniture, fixtures and equipment         190,053         162,161
Automobiles                                40,523          40,023
Construction in progress                  319,718               -
Leasehold improvements                      8,575           8,575
                                    --------------  --------------
                                        4,817,489       4,448,839
Less: accumulated depreciation and
 Amortization                        (  1,331,416)   (  1,263,691)
                                    --------------  --------------
                                    $   3,486,073   $   3,185,148
                                    ==============  ==============



During May 1997, the Company amended (the Amendment) the Pipeline Lease with Seadrift to extend the term of the Pipeline Lease through March 31, 2013. The Amendment will become effective on April 1, 1998. As a result of the Amendment, the Company changed the useful life of its LPG terminal assets, leasehold improvements and lease rights through the extension of the amended lease period. The effect of the change in estimate for the three months ended October 31, 1997 was to reduce the Company's net loss by $73,262 and reduce the Company's loss per common share by $.01 per share.

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:


                             October 31,    July 31,
                                 1997         1997
                             ------------  -----------
LPG                          $    543,704  $   492,551
PROPYLENE (PPL)                    12,698            -
CNG
 Raw material and supplies        196,597      199,519
 Work in progress                 117,739      103,727
                             ------------  -----------

                             $    870,738  $   795,797
                             ============  ===========



Costs and estimated earnings on uncompleted contracts consist of the following:



                                                  October 31,           July 31,
                                                      1997                1997
                                                  ------------  ------------------------
Uncompleted contracts consist of:
    Costs incurred on uncompleted contracts       $  1,814,625  $               488,560
 Estimated earnings                                    203,818                  101,294
                                                  ------------  ------------------------
                                                     2,018,443                  589,854
 Less: billings to date                              1,270,233                  400,562
                                                  ------------  ------------------------
                                                  $    748,210                 189,292
                                                  ============  ========================

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts              $    748,210  $               196,888
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                         -                 (  7,596)
                                                  ------------  ------------------------
                                                  $    748,210  $               189,292
                                                  ============  ========================



The above amounts include approximately $600,000 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation, which have been submitted to the customer for approval.

NOTE  E  -  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:

                                                                                               October 31,    July 31,
                                                                                                   1997         1997
                                                                                               ------------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest at
11.8%; due in October 1998; collateralized by a building                                       $    106,652  $  113,191

Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50                        -
per share expiring February 28, 2001; principal due August 31, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property, and proceeds
from a judgment or settlement of litigation (paid in September 1997)                                            400,000

Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50                        -
per share expiring April 11, 2001; principal due October 11, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property and proceeds
from the judgment or settlement of litigation (paid in October 1997)                                            500,000

Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per                       -
share expiring October 10, 1997; principal due November 7, 1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of $250,000;
Company shall utilize one half of proceeds from such sale to satisfy this note; interest at
10% due annually on the anniversary date of the note  (paid in August 1997)                                      75,000

Unsecured note with principal due in equal annual installments of $20,000 beginning June 5, 1998, plus interest at the prime rate  (8.5% at October 31, 1997); due
June 5, 2002                                                                                        100,000     100,000

Unsecured promissory note due May 29, 1998                                                           33,000      33,000

Secured promissory note with warrants to purchase 500,000 shares of common stock at
$2.50 per share expiring June 15, 2002; principal due June 15, 1999, or upon earlier receipt of proceeds from a primary debt or equity offering in the minimum amount of
$5,000,000; interest at 10.5% due semi-annually on December 15 and June 15;
collateralized by certain specified assets of the Company                                         1,000,000   1,000,000

$1,500,000 in promissory notes less unamortized discount of $75,000 with warrants to                                  -
purchase 250,000 shares of common stock at $6.00 per share expiring October 21,
2000; principal due June 30, 1998, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $5,000,000; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March 31, June 30, September 30 and December 31.  The
effective interest rate after consideration of the discount, is 18.0% per annum.
Purchasers of the promissory notes were granted one demand registration right with
respect to the shares issuable upon exercise of the warrants                                      1,425,000

Capitalized lease obligations payable in monthly installments totaling $3,138; due
on various dates through January 1999                                                                27,178      44,033
                                                                                               ------------  ----------
                                                                                                  2,691,830   2,265,224
Current maturities                                                                                1,612,863   1,152,391
                                                                                               ------------  ----------
                                                                                               $  1,078,967  $1,112,833
                                                                                               ============  ==========



In December 1995, the Company obtained a revolving line of credit for $140,000. The credit line was renewed in December 1996 for the period through September 30, 1997. Interest is calculated on this credit line at the prime rate (8.5% at July 31, 1997) plus 3%. During October 1997, the outstanding balance under the revolving line of credit was repaid.

NOTE  F  -  STOCKHOLDERS'  EQUITY

PREFERRED  STOCK
----------------

On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting Preferred stock at a purchase price of $10.00 per share. On June 10, 1994 the Company declared a 2-for-1 stock split. The Company has had no earnings to date and therefore no dividends have been declared or paid. The Preferred Stock is convertible, at the option of the holder through September 18, 1998, into voting shares of Common Stock of the Company at a conversion ratio of one share of Preferred Stock for 3.333 shares of common stock. The Preferred Stock is not redeemable by the Company. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of Common Stock as an inducement for the Preferred stockholders to convert the shares of Preferred Stock and release all rights with respect to the Preferred Stock. During December 1997, the Preferred stockholders agreed to convert the shares of Preferred Stock.

COMMON  STOCK
-------------

In August 1997, warrants to purchase 75,000 shares of Common Stock of the Company were exercised in exchange for cancellation of a $75,000 note payable, plus accrued interest thereon, and a cash payment to the Company of $56,250.

During the quarter ended October 31, 1997, warrants to purchase 430,000 shares of common stock of the Company were exercised by a director of the Company (130,000) and other third parties (300,000) at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $1,075,000. In connection with the exercise of 100,000 of these warrants (the Exercised
Securities), the Company entered into a Registration Rights Agreement, agreeing to register the Exercised Securities on or before February 1, 1998. In the event the Company fails to register the Exercised Securities by February 1, 1998, for each month beginning March 1, 1998 and ending on September 1, 1998, the Company will be required to issue to the holder of the Exercised Securities warrants to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

STOCK  AWARD  PLAN

On October 21, 1997, the Company adopted the 1997 Stock Award Plan (Plan). Under the terms of the Plan, the Company has reserved for issuance 150,000 shares of common stock. The purpose of the Plan is to compensate consultants who have rendered significant services to the Company. The Plan will be administered by the compensation committee of the Company which shall have complete authority to select participants, determine the awards of common stock to be granted and the times such awards will be granted. In October 1997, the Company issued 20,314 shares of common stock of the Company from the Plan to a Mexican consultant in payment for services rendered to the Company valued at $113,000.

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

LITIGATION


     On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville ("IBC-Brownsville"), a Texas state banking association, seeking (i) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's property granted as collateral thereunder consisting of significantly all of the Company's business and assets; (ii) declaratory relief with respect to the credit facility; and (iii) an award for damages and attorneys' fees. After completion of an arbitration proceeding, on February 28, 1996, the 197th District Court in and for Cameron County, Texas entered judgment (the "Judgment") confirming the arbitral award for $3,246,754 to the Company by IBC-Brownsville. On June 3, 1996, IBC-Brownsville filed an appeal.

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

     The financial statements do not include any adjustments reflecting the gain contingency of the Judgment, net of attorney's fees, or the offset (principal and interest). Short-term borrowing of $672,552 and accrued interest of $206,025 reflect the amount of the offsets at October 31, 1997. The Judgment will be accounted for when it is actually realized and the offset will be accounted for at the time IBC has exhausted all appeals.

     A former officer of the Company is entitled to a payment of 5% of the net proceeds (after expenses and legal fees) received by the Company arising from the above-mentioned litigation.

     On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: Breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mark Casaday, and Jorge Bracamontes; and interference with contract against Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran, in the 164th District Court of Harris County, Texas. Mr. Duran is seeking (i) judgment against the Company and Messrs. Richter, Casaday and Bracamontes for unspecified money damages, punitive damages in the amount of $10,500,000, prejudgment interest as provided for by law, and attorneys' fees;
(ii) 400,000 shares of Common Stock from the Company, (iii) 100,000 shares of common stock from Mr. Richter; and (iv) such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and PPL. Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate
(8.5% at October 31, 1997) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's terminal facility (Brownsville Terminal Facility) is located, the Pipeline Lease, and in connection therewith to enter into leasehold deeds of trust, security agreements, financing agreed statements and assignments of rent, in forms satisfactory to RZB. The Company has also agreed that it shall not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB. In connection with the RZB Credit Facility, the holder of the secured promissory note of the Company has agreed to subordinate its security interest in the Brownsville Terminal Facility. On November 5, an irrevocable letter of credit was established under the RZB Credit Facility in favor of Exxon in the amount of $3.8 million to be used for the purchase of LPG. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. As of December 4, 1997, $1,801,158 has been presented by Exxon against the letter of credit for purchases of LPG made by the Company from November 11, 1997 through November 30, 1997, and $1,988,214 has been invoiced to customers for sales of LPG from November 11, 1997 through November 30, 1997. Upon establishment of the letter of credit, the Company began invoicing PMI on a weekly basis.

During March 1997, the Company obtained a letter of credit in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work under a contract. During September 1997, the letter of credit was extended to November 26, 1997. The letter of credit expired on November 26, 1997.

OTHER

During June 1997, PennWilson entered into a performance and payment bond (the Bonds) in connection with a contract to design, construct and install CNG equipment totaling approximately $1,487,000. The Bonds remained outstanding until the equipment was delivered to the customer, as prescribed under the contract, in December 1997.

NOTE  H  -  REALIZATION  OF  ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in Note A, the Company has historically depended heavily on sales to one major
customer.   In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson, Holdings or contracts to purchase and sell PPL.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheet at October 31, 1997 is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to 1) collect the Judgment, 2) increase sales to its current customers, 3) increase its customer base, 4) expand its product lines and 5) raise additional debt and/or equity capital.

At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,348,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

NOTE  I  -  CONTRACTS

LPG  BUSINESS

The Company has entered into a sales agreement with PMI (PMI Sales Agreement), to provide a minimum monthly volume of LPG to PMI through September 30, 1998. During August 1, 1997 through November 10, 1997, the Company was purchasing LPG on a month-to-month basis from Exxon Company, U.S.A. (Exxon), its major supplier, to meet the minimum monthly volumes required in the PMI Sales Agreement. Effective November 11, 1997, the Company entered into a supply contract with Exxon to purchase minimum monthly volumes of LPG through September 1998 under payment terms similar to those required in the PMI Sales Agreement. The supply price is below the sales price provided for in the PMI Sales Agreement.

PPL  BUSINESS

     In September 1997, the Company began selling limited quantities of PPL that it purchased from PMI in Mexico to customers in the United States. The Company is currently seeking to obtain adequate supplies of high-grade PPL from PMI and other suppliers. Although the Company has no formal contract for the supply of PPL, the Company purchases quantities of PPL from PMI on a
month-to-month,  as  available  basis.    The  Company  expects  to  commence
deliveries under its contract with Union Carbide in early 1998. In July 1997, the Company entered into a one-year contract with Union Carbide pursuant to which Union Carbide agreed to purchase from the Company up to 9,000,000 pounds of high-grade PPL per month, or as otherwise mutually agreed, at a variable posted price through July 31, 1998.

CNG  BUSINESS

Prior to October 31, 1997, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (total contract amount of approximately $1,487,000) and the Orange County Sanitation District (total contract amount of approximately $236,000). The Company anticipates completion of the projects during the second and third quarters of its 1998 fiscal year, respectively. The Company is pursuing additional CNG contracts; however, the Company has not entered into any CNG contracts subsequent to October 31, 1997.

NOTE  J  -  SEGMENT  INFORMATION

The  FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, with earlier
application  encouraged.    The  Company  adopted  SFAS  131  in  1997.

The Company has the following reportable segments: LPG and CNG. The LPG segment is a distributor of fuel and the CNG segment designs, constructs and installs equipment for CNG fueling stations.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is as of
October  31,  1997  and  for  the  three  months  ended  October  31,  1997.



                                                     LPG                CNG               Totals
                                                --------------  --------------------  --------------
Revenues from external customers                $   6,542,481   $         1,645,521   $   8,188,002
Interest expense                                       59,099                 2,038          61,137
Depreciation and amortization                          55,871                11,856          67,727
Segment (loss)                                      (  44,975)            (  79,473)     (  124,448)
Segment assets                                      5,714,416             1,801,118       7,515,534
Segment liabilities                              (  4,431,981)         (  1,118,645)   (  5,550,626)
Expenditure for segment assets                         20,542               190,512         211,054

RECONCILIATION TO CONSOLIDATED AMOUNTS
----------------------------------------------

----------------------------------------------
Revenues
 Total revenues for reportable segments                         $         8,188,002
 Other revenues                                                                   -
 Elimination of intersegment revenues                                             -
                                                                --------------------
   Total consolidated revenues                                  $         8,188,002
                                                                ====================

Profit or Loss
 Total profit or loss for reportable segments                   $        (  124,448)
 Other profit or loss                                                             -
 Elimination of intersegment profits                                              -
 Unallocated amounts
   Corporate headquarters expense                                                 -
   Other expenses                                                                 -
                                                                --------------------
     Consolidated income before income taxes                    $        (  124,448)
                                                                ====================
Assets
 Total assets for reportable segments                           $         7,515,534
 Other assets                                                                     -
 Corporate headquarters                                                           -
 Other unallocated amounts                                                        -
                                                                --------------------
   Total consolidated assets                                    $         7,515,534
                                                                ====================

Geographic Information                          Revenues        Assets  $7,515,534
----------------------------------------------  --------------  --------------------
United States                                   $   8,153,149                     -
                                                --------------  --------------------
Canada                                                 34,853   $         7,515,534
                                                --------------  ====================
                                                $   8,188,002
                                                ==============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1997) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for the three months ended October 31, 1997 discussed below. To date, there has been no significant activity associated with the operations of Holdings.

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

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. For the three months ended October 31, 1997, the Company derived approximately 79.9% of its revenues from sales of LPG, of which sales to PMI accounted for 99.4% of total LPG sales.

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from Wilson Technologies Incorporated, a company engaged in the engineering, design and construction of equipment for turnkey CNG fueling stations. In connection with this acquisition, the Company paid $394,000 and is committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and is reflected as such in the Company's financial statements as of October 31, 1997.

     The Company provides products and services through a combination of fixed-margin and fixed-priced contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG and PPL are based on variable posted prices that provide the Company with a fixed margin. Costs included in costs of goods sold other than the purchase price of LPG and PPL may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from Exxon and sold to PMI or PPL purchased from PMI and sold to Union Carbide could result in unanticipated costs.

     The Company's CNG revenues are principally derived from contracts awarded on a fixed-price, as-completed basis. In competing for contracts to construct equipment for CNG fueling stations, the Company normally must submit bids for specific projects. The Company's ability to achieve a profit margin for a specific project is dependent on the accuracy of its assessment of the costs associated with that project.

LPG  SALES

     The following table shows the Company's volume sold in gallons, average sales price and average purchase price of LPG for the three months ended October 31, 1997 and 1996.


                                Three  Months  Ended
                                --------------------

                            October 31,   October 31,
                                1997          1996
                            ------------  ------------
Volume Sold

 LPG (millions of gallons)          15.1           4.7

Average sales price

 LPG (per gallon)           $       0.43  $       0.54

Average purchase price

 LPG (per gallon)           $       0.39  $       0.49




RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996

     Revenues. Revenues for the three months ended October 31, 1997 were $8.2 million compared with $2.5 million for the three months ended October 31, 1996, an increase of $5.7 million or 228%. Of this increase (i) $5.6 million was attributable to increased volumes of LPG sold during the three months ended October 31, 1997, partially offset by decreased average sales prices for LPG during the three months ended October 31, 1997 of $1.5 million, and (ii) $1.6 million was attributable to revenues from sales of equipment for CNG fueling stations. The increase in volume of LPG sales during the three months ended October 31, 1997 primarily resulted from the lack of sales to PMI during August and September 1996 due to the expiration of the Company's previous sales arrangement with PMI on July 31, 1996. Subsequent thereto, a one-year sales agreement was entered into with PMI effective October 1, 1996.

     Cost of sales. Cost of sales during the three months ended October 31, 1997 was $7.8 million compared with $2.8 million during the three months ended October 31, 1996, an increase of $5.0 million or 179%. Of this increase (i) $5.1 million was attributable to increased volumes of LPG sold during the three months ended October 31, 1997, partially offset by decreased average purchase prices for LPG during the three months ended October 31, 1997 of $1.6 million, and (ii) $1.5 million was attributable to costs associated with sales of equipment for CNG fueling stations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $550,362 during the three months ended October 31, 1997 compared with $427,189 during the three months ended October 31,
1996, an increase of $123,173 or 28.8%. This increase was primarily attributable to (i) $45,000 of costs associated with the exercise of warrants and (ii) PennWilson expenses of $239,000, associated with the commencement of the Company's CNG related operations, partially offset by lower selling, general and administrative expenses associated with the Company's LPG related operations.

     Other income and expense, net. Other income (expense), net was ($3,629) during the three months ended October 31, 1997 compared with ($53,627) during the three months ended October 31, 1996. The decrease of other income (expense), net, is due to the accrual of interest income from notes receivable from the President of the Company and a related party.

     Income tax. Due to the net losses during the three months ended October 31, 1997 and 1996, there was no income tax expense in either period. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

     Historically, the Company has received the majority of its total annual revenues during the months of October through March. Such pattern is attributable to the seasonal demand for LPG, which is typically greatest during the winter months of the second and third quarters of the Company's fiscal year. The Company's quarterly earnings may vary considerably due to the impact of such seasonality. Upon expiration of the Company's sales arrangement with PMI, its primary customer, sales of LPG to PMI were interrupted during August and September 1996 pending the negotiation of a new sales contract which became effective in October 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has incurred losses since its inception in 1992, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson, Holdings or contracts to purchase and sell PPL. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the three months ended October 31, 1997 and 1996. All information is in thousands.


                                            October 31,    October 31,
                                               1997           1996
                                           -------------  -------------
Net cash used in operating activities      $     ( 987)  $       (780)
Net cash used in investing
 Activities                                        (211)            (5)
Net cash provided by financing activities         1,568            420
                                           -------------  -------------
Net increase (decrease) in cash            $        370   $       (365)
                                           =============  =============


     The PMI Sales Agreement is effective for the period from October 1, 1997 through September 30, 1998 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69.0 million gallons, representing a 15% increase over minimum volume requirements under the previous sales agreement with PMI effective during the months of October 1, 1996 to September 30, 1997. In November 1997, the Company entered into a new supply agreement with Exxon pursuant to which Exxon has agreed to supply minimum volumes of LPG to the Company. The Company believes it has access to an adequate supply of LPG as a result of its agreement with Exxon to satisfy the requirements of PMI under the PMI Sales Agreement. Under the current agreement with Exxon, the Company's current sole source of supply of LPG, the Company anticipates greater gross margins on its LPG sales as a result of lower LPG costs. In addition, the Company anticipates increased gross margins as a result of the elimination of the Company's responsibility for certain costs associated with transportation and the mixing and testing of LPG purchased from Exxon.

Prior to October 31, 1997, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (total contract amount of approximately $1,487,000) and the Orange County Sanitation District (total contract amount of approximately $236,000). The Company anticipates completion of the projects during the second and third quarters of its 1998 fiscal year, respectively. The Company is pursuing additional CNG contracts; however, the Company has not entered into any CNG contracts subsequent to October 31, 1997. The Company anticipates that there will be adequate cash flow to fund the Company's performance of its obligations thereunder The Company is pursuing additional contracts for the supply of CNG- related equipment and services in the future.

     On October 21, 1997, the Company announced that it is contemplating filing a registration statement with the SEC for the sale to the public of additional shares of its Common Stock. No assurance can be given as to the timing of such offering or that the Company will be successful in raising additional capital. In connection therewith, the Company has incurred professional fees and other costs totaling $370,000, which have been recorded as deferred registration costs at October 31, 1997.

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

     Credit Arrangements. In connection with the PMI Sales Agreement, invoicing is to occur weekly. In November 1996, the Company and PMI made an arrangement under which PMI guaranteed the Company's credit with Exxon, the Company's main supplier, and invoicing occurred on a monthly, rather than a weekly basis.

     On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB to finance the Company's purchase of LPG and PPL. Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
(ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate
(8.5% at October 31, 1997) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the Brownsville Lease, the Pipeline Lease, and in connection therewith agreed to Enter into leasehold deeds of trust, security agreements, financing statements And assignments of rent, in forms satisfactory to RZB. The Company has also agreed that it shall not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB. In connection with the RZB Credit Facility, the holder of the secured promissory note of the Company has agreed to subordinate its security interest in the Brownsville Terminal Facility. See "-Private Placements and Other Transactions." On November 5, an irrevocable letter of credit was established under the RZB Credit Facility in favor of Exxon in the amount of $3.8 million to be used for the purchase of LPG. Mr. Richter, the Company's President, Chairman and Chief Executive Officer, has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. As of December 4, 1997, $1,801,158 has been presented by Exxon against the letter of credit for purchases of LPG made by the Company from November 11, 1997 through November 30, 1997, and $1,988,214 has been invoiced to customers for sales of LPG from November 11, 1997 through November 30, 1997. Upon establishment of the letter of credit, the Company began invoicing PMI on a weekly basis.

     In March 1997, the Company obtained a letter of credit from the Bay Area Bank in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work for the Orange County Sanitation District. In September 1997, the letter of credit was extended to November
26,  1997.    The  letter  of  credit  expired  on  November  26,  1997.

     Private Placements and Other Transactions. During August 1997, 75,000 warrants to purchase 75,000 shares of the Common Stock of the Company issued in connection with the private placement were exercised at prices below the original stated exercise price in exchange for a cash payment of $56,000, which the Company used for working capital, and cancellation of $75,000 of indebtedness from the private placement, plus accrued interest thereon.

     During the quarter ended October 31, 1997, warrants to purchase a total of 430,000 shares of Common Stock were exercised, resulting in cash proceeds to the Company of $1.1 million. The proceeds of such exercises were used for working capital and repayment of Company debt.

     On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of Common Stock of the Company by an unrelated third party, the Company entered into a Registration Rights Agreement agreeing to register the Common Stock issued upon exercise on or before February 1, 1998. In the event the Company fails to register the Common Stock by February 1, 1998, for each month thereafter until September 1, 1997, during which the shares have not been not registered, the Company will be required to issue the holder Common Stock warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable within a year from the date of issuance.

     On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of Common Stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes are unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum is due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and any accrued and unpaid interest on the promissory notes is due on the earlier to occur of June 30, 1998, and the closing of any public offering of debt or equity securities of the Company resulting in net proceeds to the Company in excess of $5.0 million. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     Pursuant to the 1997 Stock Award Plan, in October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of approximately $3.5 million including accrued interest and legal fees and expenses, which Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). See Note G to the unaudited Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. See Note H to the unaudited Consolidated Financial Statements.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base,
(iv) expand its product lines and (v) raise additional debt and/or equity capital.

FINANCIAL  ACCOUNTING  STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 supersedes APB Opinion No. 15 (Opinion No. 15), Earnings per Share, and requires the calculation and dual presentation of basic and diluted earnings per share (EPS), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the periods presented in the accompanying unaudited consolidated statements of operations are calculated under the guidance of Opinion No. 15.

     The Company does not expect a material change in earnings per share data in any of the periods presented in the accompanying unaudited Consolidated Statements of Operations as a result of adopting SFAS 128.

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

Operator:    Please take care in this section, Item 14 - There are a number of
"Color:  White"  codes.    PART  II


ITEM  1.          LEGAL  PROCEEDINGS

     See  Note  G  to  the  unaudited  Consolidated  Financial  Statements.

ITEM  2.          CHANGES  IN  SECURITIES

     None.

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITIES HOLDERS.

     None.

ITEM  5.          OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The  following  Exhibits  are  incorporated  herein  by  reference:

         Exhibit No.
         -------------------------------------------------------------------------------------------------------
10.01    Amendment to Irrevocable Standby Letter of Credit No. 310 dated September 15, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July  31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.02    Release of Lien dated August 1997 by Lauren Constructors, Inc. (Incorporated by reference to the
         Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997,
         SEC File No. 000-24394)

10.03    LPG Purchase Agreement dated August 28, 1997 between PMI Trading Company Ltd. and the
         Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.04    Continuing Agreement for Private Letters of Credit dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the
         year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.05    Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.06    General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)

10.07    Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome Richter.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)


10.08    Purchase Agreement dated October 21, 1997 among Castle Energy Corporation, Clint Norton, Southwest
         Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP
         FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)

10.09    Registration Rights Agreement dated October 21, 1997 among  Castle Energy Corporation, Clint Norton,
         Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation
         Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the
         Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.10    Promissory Note dated October 21, 1997 between Castle Energy Corporation and the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)

10.11    Common Stock Purchase Warrant dated October 21, 1997 issued to Castle Energy Corporation by the
         Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.12    Promissory Note dated October 21, 1997 between Clint Norton and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.13    Common Stock Purchase Warrant dated October 21, 1997 issued to Clint Norton by the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)

10.14    Promissory Note dated October 21, 1997 between Southwest Concept, Inc. and the Company.
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31,
         1997 filed on November 13, 1997, SEC File No. 000-24394)

10.15    Common Stock Purchase Warrant dated October 21, 1997 issued to Southwest Concept, Inc. by the
         Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.16    Promissory Noted dated October 21, 1997 between James F. Meara, Jr. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.17    Common Stock Purchase Warrant dated October 21, 1997 issued to James F. Meara, Jr. by the
         Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.18    Promissory Note dated October 21, 1997 between Donaldson Luftkin Jenrette Securities Corporation
         Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the
         Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997,
         SEC File No. 000-24394)


10.19    Common Stock Purchase Warrant dated October 21, 1997 issued to Donaldson Luftkin Jenrette
         Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by
         reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.20    Promissory Note dated October 21, 1997 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the
         year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.21    Common Stock Purchase Warrant dated October 21, 1997 issued to Lincoln Trust Company FBO Perry
         D. Snavely IRA by the Company. (Incorporated by reference to the Company's Annual Report on Form
         10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.22    Agreement dated November 7, 1997 between Ernesto Rubio del Cueto and the Company. (Incorporated
         by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

10.23    LPG Sales Agreement dated November 12, 1997 between Exxon and the Company.   (Incorporated by
         reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on
         November 13, 1997, SEC File No. 000-24394)

The  following  material  contracts  are  filed  as  part  of  the  report.

10.24    Purchase order dated November 7, 1996 between County Sanitation Districts of Orange County and
         Wilson Technologies, Inc.

27.01    Financial Data Schedule (Filed herewith).

b.          Reports  on  Form  8-K.

The  following  Report  on  Form  8-K  is  incorporated  herein  by reference:

Company's Current Report on Form 8-K filed on October 28, 1997 regarding the Company's (i) completion of a $1.5 million private placement consisting of promissory notes and warrants and (ii) contemplation of filing a registration statement with the Securities and Exchange Commission for the sale of its Common Stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PENN  OCTANE  CORPORATION



December 15, 1997     By: /S/ Ian T. Bothwell
                          ----------------------
                              Ian T. Bothwell
                              Vice President, Treasurer, Assistant Secretary, Chief Financial Officer