Form 10-Q/A
period 1997-10-31
PENN OCTANE CORP
filed 1998-01-09
CIK 893813

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                     FORM 10-Q/A


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


                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    Three Months Ended
                                               ----------------------------
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

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:


                             October 31,    July 31,
                                 1997         1997
                             ------------  -----------
LPG                          $    543,704  $   492,551
PROPYLENE (PPL)                    12,698            -
CNG
 Raw material and supplies        196,597      199,519
 Work in progress                 117,739      103,727
                             ------------  -----------

                             $    870,738  $   795,797
                             ============  ===========



Costs and estimated earnings on uncompleted contracts consist of the following:


                                                  October 31,     July 31,
                                                      1997          1997
                                                  ------------  ------------
Uncompleted contracts consist of:
    Costs incurred on uncompleted contracts       $  1,814,625  $   488,560
 Estimated earnings                                    203,818      101,294
                                                  ------------  ------------
                                                     2,018,443      589,854
 Less: billings to date                              1,270,233      400,562
                                                  ------------  ------------
                                                  $    748,210      189,292
                                                  ============  ============

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts              $    748,210  $   196,888
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                         -     (  7,596)
                                                  ------------  ------------
                                                  $    748,210  $   189,292
                                                  ============  ============


The above amounts include approximately $600,000 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation, which have been submitted to the customer for approval.

NOTE  E  -  LONG-TERM  DEBT


Long-term  debt  consists  of  the  following:

                                                                                               October 31,    July 31,
                                                                                                   1997         1997
                                                                                               ------------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest at
11.8%; due in October 1998; collateralized by a building                                       $    106,652  $  113,191

Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring February 28, 2001; principal due August 31, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property, and proceeds
from a judgment or settlement of litigation (paid in September 1997)                                      -     400,000

Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring April 11, 2001; principal due October 11, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property and proceeds
from the judgment or settlement of litigation (paid in October 1997)                                      -     500,000

Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per share expiring October 10, 1997; principal due November 7, 1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of $250,000;
Company shall utilize one half of proceeds from such sale to satisfy this note; interest at
10% due annually on the anniversary date of the note  (paid in August 1997)                               -      75,000

Unsecured note with principal due in equal annual installments of $20,000 beginning June 5, 1998, plus interest at the prime rate  (8.5% at October 31, 1997); due
June 5, 2002                                                                                        100,000     100,000

Unsecured promissory note due May 29, 1998                                                           33,000      33,000

Secured promissory note with warrants to purchase 500,000 shares of common stock at
$2.50 per share expiring June 15, 2002; principal due June 15, 1999, or upon earlier receipt of proceeds from a primary debt or equity offering in the minimum amount of
$5,000,000; interest at 10.5% due semi-annually on December 15 and June 15;
collateralized by certain specified assets of the Company                                         1,000,000   1,000,000

$1,500,000 in promissory notes less unamortized discount of $75,000 with warrants to purchase 250,000 shares of common stock at $6.00 per share expiring October 21,
2000; principal due June 30, 1998, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $5,000,000; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March 31, June 30, September 30 and December 31.  The
effective interest rate after consideration of the discount, is 18.0% per annum.
Purchasers of the promissory notes were granted one demand registration right with
respect to the shares issuable upon exercise of the warrants                                      1,425,000           -

Capitalized lease obligations payable in monthly installments totaling $3,138; due
on various dates through January 1999                                                                27,178      44,033
                                                                                               ------------  ----------
                                                                                                  2,691,830   2,265,224
Current maturities                                                                                1,612,863   1,152,391
                                                                                               ------------  ----------
                                                                                               $  1,078,967  $1,112,833
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

CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and PPL. Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate
(8.5% at October 31, 1997) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's terminal facility (Brownsville Terminal Facility) is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. The Company has also agreed that it shall not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB. In connection with the RZB Credit Facility, the holder of the secured promissory note of the Company has agreed to subordinate its security interest in the Brownsville Terminal Facility. On November 5, an irrevocable letter of credit was established under the RZB Credit Facility in favor of Exxon in the amount of $3.8 million to be used for the purchase of LPG. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. As of December 4, 1997, $1,801,158 has been presented by Exxon against the letter of credit for purchases of LPG made by the Company from November 11, 1997 through November 30, 1997, and $1,988,214 has been invoiced to customers for sales of LPG from November 11, 1997 through November 30, 1997. Upon establishment of the letter of credit, the Company began invoicing PMI on a weekly basis.

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


                                                     LPG                CNG               Totals
                                                --------------  --------------------  --------------
Revenues from external customers                $   6,542,481   $         1,645,521   $   8,188,002
Interest expense                                       59,099                 2,038          61,137
Depreciation and amortization                          55,871                11,856          67,727
Segment (loss)                                        (44,975)              (79,473)       (124,448)
Segment assets                                      5,714,416             1,801,118       7,515,534
Segment liabilities                                (4,431,981)           (1,118,645)     (5,550,626)
Expenditure for segment assets                         20,542               190,512         211,054

RECONCILIATION TO CONSOLIDATED AMOUNTS
--------------------------------------
Revenues
 Total revenues for reportable segments                         $         8,188,002
 Other revenues                                                                   -
 Elimination of intersegment revenues                                             -
                                                                --------------------
   Total consolidated revenues                                  $         8,188,002
                                                                ====================

Profit or Loss
 Total profit or loss for reportable segments                   $        (  124,448)
 Other profit or loss                                                             -
 Elimination of intersegment profits                                              -
 Unallocated amounts
   Corporate headquarters expense                                                 -
   Other expenses                                                                 -
                                                                --------------------
     Consolidated income before income taxes                    $        (  124,448)
                                                                ====================
Assets
 Total assets for reportable segments                           $         7,515,534
 Other assets                                                                     -
 Corporate headquarters                                                           -
 Other unallocated amounts                                                        -
                                                                --------------------
   Total consolidated assets                                    $         7,515,534
                                                                ====================

Geographic Information                             Revenues           Assets
----------------------                          --------------  --------------------

United States                                   $   8,153,149   $          7,515,534
Canada                                                 34,853                      -
                                                --------------  --------------------
                                                $   8,188,002   $          7,515,534
                                                ==============  ====================



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

     Prior to October 31, 1997, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (total contract amount of approximately $1,487,000) and the Orange County Sanitation District (total contract amount of approximately $236,000). The Company anticipates completion of the projects during the second and third quarters of its 1998 fiscal year, respectively. The Company is pursuing additional CNG contracts; however, the Company has not entered into any CNG contracts subsequent to October 31, 1997. The Company anticipates that there will be adequate cash flow to fund the Company's performance of its obligations thereunder .
    The Company is pursuing additional contracts for the supply of CNG-related equipment and services in the future.

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