Form 10-K/A
period 1997-07-31
PENN OCTANE CORP
filed 1998-01-14
CIK 893813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-K/A

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

       JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief Executive Officer of PennMex. Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at PEMEX , for the period from May 1994 to March 1996. During the period from November 1992 to May 1994, Mr. Bracamontes was legal representative for PEMEX in New York. From May 1990 through November 1992, Mr. Bracamontes served as in-house
counsel  for     PEMEX      in  Houston,  Texas.

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