Form 10-Q
period 1998-01-31
PENN OCTANE CORP
filed 1998-03-17
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  January  31,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                                 52-1790357
(State  or  Other  Jurisdiction           (I.R.S. Employer  Identification  No.)
of Incorporation or Organization)


900 VETERANS BOULEVARD, SUITE 240, REDWOOD CITY, CALIFORNIA             94063
        (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:  (650) 368-1501

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

          The number of shares of Common Stock, par value $.01 per share, outstanding on March 4, 1998 was 9,694,510.


                                   PENN OCTANE CORPORATION
                                      TABLE OF CONTENTS


         ITEM                                                                       PAGE NO.
         ----                                                                       --------
Part I     1.  Financial Statements

               Consolidated Balance Sheets as of January 31, 1998 (unaudited)            3-4
               and July 31, 1997

               Consolidated Statements of Operations for the three and six months
               ended January 31, 1998 and 1997 (unaudited)                                 5

               Consolidated Statements of Cash Flows for the six months ended
               January 31, 1998 and 1997 (unaudited)                                       6

               Notes to Consolidated Financial Statements (unaudited)                   7-17
           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               18-23

Part II    1.  Legal Proceedings                                                          24

           2.  Changes in Securities                                                      24

           3.  Defaults Upon Senior Securities                                            24

           4.  Submission of Matters to a Vote of Security Holders                        24

           5.  Other Information                                                          24

           6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        24-26

PART  I
ITEM  1.

                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)

                                              ASSETS


                                                                         January 31,    July 31,
                                                                             1998         1997
                                                                         ------------  ----------
Current Assets
 Cash (note G). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,055,232  $   31,142
 Trade accounts receivable, less allowance for doubtful
   accounts of $53,406 (note G) . . . . . . . . . . . . . . . . . . . .     2,239,131     281,500
 Related party receivables. . . . . . . . . . . . . . . . . . . . . . .       123,792     171,601
 Costs and estimated earnings in excess of billings on. . . . . . . . .        63,670     196,888
   uncompleted contracts (note D)
 Inventories (note D) . . . . . . . . . . . . . . . . . . . . . . . . .       811,008     795,797
 Deferred registration costs. . . . . . . . . . . . . . . . . . . . . .       473,132           -
 Prepaid expenses and other current assets. . . . . . . . . . . . . . .       180,237      83,082
                                                                         ------------  ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     4,946,202   1,560,010
Property, plant and equipment - net (note C). . . . . . . . . . . . . .     3,864,604   3,185,148
Lease rights (net of accumulated amortization of $455,662 and $432,765)
  (note C). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       698,377     721,274
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . .       111,449      29,935
                                                                         ------------  ----------
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,620,632  $5,496,367
                                                                         ============  ==========

                 The accompanying notes are an integral part of these statements.


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                (UNAUDITED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             January 31,       July 31,
                                                                                 1998            1997
                                                                            --------------  --------------
Current Liabilities
 Current maturities of long-term debt, less unamortized discount of
   $46,875 and $0 at January 31, 1998 and July 31, 1997 (note E) . . . . .  $   1,612,777   $   1,152,391
 Revolving line of credit (note E) . . . . . . . . . . . . . . . . . . . .              -         140,000
 Construction accounts payable . . . . . . . . . . . . . . . . . . . . . .              -         121,801
 Trade accounts payable (note G) . . . . . . . . . . . . . . . . . . . . .      2,883,766         481,348
 Billings in excess of costs and estimated earnings in excess of billings
   on uncompleted contracts (note D) . . . . . . . . . . . . . . . . . . .              -           7,596
 Borrowings from IBC-Brownsville (note G). . . . . . . . . . . . . . . . .        672,552         672,552
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,205,458       1,055,237
                                                                            --------------  --------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      6,374,553       3,630,925
Long-term debt, less current maturities (note E) . . . . . . . . . . . . .      1,080,000       1,112,833
Commitments and contingencies (note G) . . . . . . . . . . . . . . . . . .              -               -
Stockholders' Equity (note F)
 Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0
   shares issued and outstanding at January 31, 1998 and July 31, 1997 . .              -               -
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 0 and
   270,000 convertible shares issued and outstanding at January 31, 1998
   and July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,700
 Common stock-$.01 par value, 25,000,000 shares authorized; 9,694,510 and 8,169,286 shares issued and outstanding at January 31, 1998 and
   July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,945          81,693
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     11,896,965      10,515,266
 Notes receivable including accrued interest receivable from the
   president of the Company and a related party for exercise of warrants .   (  2,949,873)   (  2,834,865)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  6,877,958)   (  7,012,185)
                                                                            --------------  --------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .      2,166,079         752,609
                                                                            --------------  --------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $   9,620,632   $   5,496,367
                                                                            ==============  ==============

                     The accompanying notes are an integral part of these statements.


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (UNAUDITED)

                                                    Three  Months  Ended           Six  Months  Ended
                                               ----------------------------  ----------------------------
                                                January 31,    January 31,    January 31,    January 31,
                                                   1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . . . . .  $ 10,107,056   $ 13,512,451   $ 18,295,058   $ 16,058,944
Cost of goods sold. . . . . . . . . . . . . .     9,097,001     12,728,248     16,855,460     15,481,213
                                               -------------  -------------  -------------  -------------
 Gross profit . . . . . . . . . . . . . . . .     1,010,055        784,203      1,439,598        577,731
                                               -------------  -------------  -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees. . . . . . . . .       207,194        188,464        359,978        379,895
 Salaries and payroll related expenses. . . .       279,688        132,490        486,722        246,771
 Travel . . . . . . . . . . . . . . . . . . .        30,138         69,097        112,544         93,133
 Other. . . . . . . . . . . . . . . . . . . .       188,571         75,960        296,709        173,401
                                               -------------  -------------  -------------  -------------
                                                    705,591        466,011      1,255,953        893,200
                                               -------------  -------------  -------------  -------------
 Operating income (loss). . . . . . . . . . .       304,464        318,192        183,645     (  315,469)
Other income (expense)
 Interest expense . . . . . . . . . . . . . .    (  105,143)     (  69,168)    (  166,280)    (  123,506)
 Interest income. . . . . . . . . . . . . . .        59,356              2        116,864            713
                                               -------------  -------------  -------------  -------------
   Net income (loss) before taxes . . . . . .       258,677        249,026        134,229     (  438,262)
Provision for income taxes. . . . . . . . . .             -              -              -              -
                                               -------------  -------------  -------------  -------------
   Net income (loss). . . . . . . . . . . . .  $    258,677   $    249,026   $    134,229   $ (  438,262)
                                               -------------  -------------  -------------  -------------
Income (loss) per common share (note B) . . .  $       0.03   $       0.05   $       0.02   $    (  0.08)
                                               =============  =============  =============  =============
Income (loss) per common share assuming
 dilution (note B). . . . . . . . . . . . . .  $       0.02   $       0.04   $       0.01   $    (  0.08)
                                               =============  =============  =============  =============
Weighted average common shares outstanding. .     8,716,337      5,205,000      8,620,819   $  5,082,283
                                               =============  =============  =============  =============

                     The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONS OLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                              PENN OCTANE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)
                                                                          Six  Months  Ended
                                                                     ------------------------------
                                                                      January 31,     January 31,
                                                                          1998            1997
                                                                     --------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $     134,229   $  (  438,262)
Adjustments to reconcile net loss to net cash used in operating
Activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .        136,945         217,988
 Amortization of lease rights and other non-current assets. . . . .         28,898          65,975
 Amortization of loan discount. . . . . . . . . . . . . . . . . . .         28,125
 Interest income from related party notes receivables . . . . . . .     (  115,008)              -
Changes in current assets and liabilities:
 Restricted cash                                                                          (  4,685)
 Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .   (  1,957,631)     (  432,560)
 Related party receivable . . . . . . . . . . . . . . . . . . . . .         47,809               -
 Interest receivable. . . . . . . . . . . . . . . . . . . . . . . .              -          26,233
 Costs and estimated earnings in excess of billings on uncompleted
   contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . .        133,218               -
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (  15,210)     (  300,926)
 Prepaid and other current assets . . . . . . . . . . . . . . . . .      (  85,155)      (  19,289)
 Deferred registration costs. . . . . . . . . . . . . . . . . . . .     (  473,132)              -
 Construction and accounts payable. . . . . . . . . . . . . . . . .      2,274,019         101,422
 Billings in excess of costs and estimated earnings in excess
   of billings on uncompleted contracts . . . . . . . . . . . . . .       (  7,596)              -
 Other assets and liabilities, net. . . . . . . . . . . . . . . . .      (  99,514)       (  7,836)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .        269,819          64,753
                                                                     --------------  --------------
   Net cash provided by (used in) operating activities. . . . . . .        299,816      (  727,187)

Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (  843,581)       (  5,400)
                                                                     --------------  --------------
   Net cash used in investing activities. . . . . . . . . . . . . .     (  843,581)       (  5,400)

Cash flows from financing activities:
 Revolving credit facilities. . . . . . . . . . . . . . . . . . . .     (  140,000)        100,000
 Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,500,000         325,000
 Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . .      1,131,250               -
 Reduction in debt. . . . . . . . . . . . . . . . . . . . . . . . .     (  923,395)       (  7,469)
                                                                     --------------  --------------
   Net cash provided by financing activities. . . . . . . . . . . .      1,567,855         417,531
                                                                     --------------  --------------

     Net increase (decrease) in cash. . . . . . . . . . . . . . . .      1,024,090    (    315,056)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . .         31,142         364,525
                                                                     --------------  --------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $   1,055,232   $      49,469
                                                                     ==============  ==============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     129,007   $           -
                                                                     ==============  ==============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued (note F). . . . . . . . . . . . .  $     263,000   $           -
                                                                     ==============  ==============

                  The accompanying notes are an integral part of these statements.

NOTE  A  -  ORGANIZATION

Penn Octane Corporation, which was formerly International Energy Development Corporation (IEDC) and The Russian Fund, is a Delaware corporation, which was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas
(LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union
Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation (Company or Parent). The Company is engaged primarily in the business of purchasing, transporting and selling LPG and providing services and equipment to the compressed natural gas (CNG) industry. Substantially all of the LPG sales volume since inception has been to PMI Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the Mexican state owned oil company.

The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of its terminal facility in Brownsville, Texas (Brownsville Terminal Facility). Prior to such time, the Company was in the "development stage" until the business was established and planned principal operations commenced during the year ended July 31, 1995.

In February 1997, the Company formed Wilson Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary, for the purpose of engaging in the business of designing, constructing, installing and servicing equipment for CNG fueling stations and related products for use in the CNG industry throughout the world. The subsidiary's name was changed to PennWilson CNG, Inc. (PennWilson) in August 1997.

In October 1997, the Company formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary, to act as a holding company for the Company's CNG-related operations, including the ownership and operation of CNG fueling stations, sales of CNG-powered vehicles and other CNG-related business. In February 1998, the Company formed PennWill, S.A. de C.V., Camiones Ecologicos, S.A. de C.V., Grupo Ecologico Industrial, S.A. de C.V., Estacion Ambiental, S.A. de C.V., Estacion Ambiental II, S.A. de C.V., and Serinc, S.A. de C.V. (collectively Estacion), all Mexican corporations, for the Company's future Mexico CNG-related operations, including the ownership and operation of CNG fueling stations, sales of CNG-powered vehicles and other CNG-related business.

BASIS  OF  PRESENTATION
-----------------------

The accompanying financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of January 31, 1998, the unaudited consolidated statements of operations, and the unaudited consolidated statements of cash flows for the three and six months ended January 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 1998 and the unaudited consolidated results of operations and unaudited consolidated cash flows for the three and six months ended January 31, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997 and the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1997.

Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE

Income (loss) per share of common stock is computed on the weighted average number of shares outstanding. During periods in which the Company incurred losses, giving effect to common stock equivalents is not presented as it would be antidilutive. Fully diluted loss per share of common stock for the three and six months ended January 31, 1997 assumes the conversion of the Company's preferred stock.

The FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share". The statement became effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption was not permitted. Had the Company applied the provisions of SFAS 128 in periods prior to December 15, 1997, income (loss) per share would not have been materially different from the amounts presented.


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT


                                     January 31,       July 31,
                                         1998            1997
                                    --------------  --------------
LPG:
Building . . . . . . . . . . . . .  $     173,500   $     173,500
LPG terminal . . . . . . . . . . .      3,426,440       3,426,440
Automobiles and equipment. . . . .        385,038         378,039
Office equipment . . . . . . . . .         29,914          22,202
Leasehold improvements . . . . . .        281,544         237,899

CNG:
Furniture, fixtures and equipment.        191,588         162,161
Automobiles. . . . . . . . . . . .            500          40,023
Capital construction in progress .        768,133               -
Leasehold improvements . . . . . .          8,575           8,575
                                    --------------  --------------
                                        5,265,232       4,448,839
Less: accumulated depreciation and
 Amortization. . . . . . . . . . .   (  1,400,628)   (  1,263,691)
                                    --------------  --------------
                                    $   3,864,604   $   3,185,148
                                    ==============  ==============

During May 1997, the Company amended (the Amendment) the Pipeline Lease with Seadrift to extend the term of the Pipeline Lease through March 31, 2013. The Amendment will become effective on April 1, 1998. As a result of the Amendment, the Company changed the useful life of its LPG terminal assets, leasehold improvements and lease rights through the extension of the amended lease period. The effect of the change in estimate for the three and six months ended January 31, 1998 was to increase the Company's net income by $71,017 and $142,034 and increase the Company's income per common share by $.01 and $.02, respectively.

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:


                            January 31,    July 31,
                                1998         1997
                            ------------  -----------
LPG. . . . . . . . . . . .  $    574,072  $   492,551
CNG
 Raw material and supplies       236,936      199,519
 Work in progress. . . . .             -      103,727
                            ------------  -----------

                            $    811,008  $   795,797
                            ============  ===========

Costs  and estimated earnings on uncompleted contracts consist of the following:


                                                  January 31,     July 31,
                                                      1998          1997
                                                  ------------  ------------
Uncompleted contracts consist of:
    Costs incurred on uncompleted contracts. . .  $  2,148,681  $   488,560
 Estimated earnings. . . . . . . . . . . . . . .       150,021      101,294
                                                  ------------  ------------
                                                     2,298,702      589,854
 Less: billings to date. . . . . . . . . . . . .     2,235,032      400,562
                                                  ------------  ------------
                                                  $     63,670  $   189,292
                                                  ============  ============

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts . . . . . .  $     63,670  $   196,888
 Billings in excess of costs and estimated
   earnings on uncompleted contracts . . . . . .             -     (  7,596)
                                                  ------------  ------------
                                                  $     63,670  $   189,292
                                                  ============  ============

The above amounts include approximately $821,994 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation (NYDOT), which have been submitted to the customer for approval. During March 1998, the Company was requested to furnish additional documentation with respect to the submitted change-orders.

NOTE  E  -  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:


                                                                                            January 31,    July 31,
                                                                                                1998         1997
                                                                                            ------------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest
at 11.8%; due in October 1998; collateralized by a building. . . . . . . . . . . . . . . .  $    106,652  $  113,191
Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring February 28, 2001; principal due August 31, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property, and
proceeds from a judgment or settlement of litigation (paid in September 1997). . . . . . .             -     400,000
Subordinated note with warrants to purchase 50,000 shares of common stock at $2.50 per share expiring April 11, 2001; principal due October 11, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property and
proceeds from the judgment or settlement of litigation (paid in October 1997). . . . . . .             -     500,000
Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per share expiring October 10, 1997; principal due November 7, 1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of $250,000;
Company shall utilize one half of proceeds from such sale to satisfy this note; interest
at 10% due annually on the anniversary date of the note  (paid in August 1997) . . . . . .             -      75,000
Unsecured note with principal due in equal annual installments of $20,000 beginning
June 5, 1998, plus interest at the prime rate ; due
June 5, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,000     100,000
Unsecured promissory note due May 29, 1998 . . . . . . . . . . . . . . . . . . . . . . . .        33,000      33,000
Secured promissory note with warrants to purchase 500,000 shares of common stock at $2.50 per share expiring June 15, 2002; principal due June 15, 1999, or upon earlier receipt of proceeds from a primary debt or equity offering in the minimum amount of $5,000,000; interest at 10.5% due semi-annually on December 15 and June 15;
collateralized by certain specified assets of the Company. . . . . . . . . . . . . . . . .     1,000,000   1,000,000
1,500,000 in promissory notes, less unamortized discount of $46,875, with warrants to purchase 250,000 shares of common stock at $6.00 per share expiring October 21,
2000; principal due June 30, 1998, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $5,000,000; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March 31, June 30, September 30 and December 31.  The
effective interest rate after consideration of the discount, is 18.0% per annum.
Purchasers of the promissory notes were granted one demand registration right with
respect to the shares issuable upon exercise of the warrants . . . . . . . . . . . . . . .     1,453,125           -
Capitalized lease obligations payable in monthly installments totaling $3,138; due on
various dates through January 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      44,033
                                                                                            ------------  ----------
                                                                                               2,692,777   2,265,224
Current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,612,777   1,152,391
                                                                                            ------------  ----------
                                                                                            $  1,080,000  $1,112,833
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

NOTE  F  -  STOCKHOLDERS'  EQUITY

PREFERRED  STOCK
----------------

On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share. On June 10, 1994 the Company declared a 2-for-1 stock split. The preferred stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of preferred stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred stockholders to convert the shares of preferred stock and release all rights with respect to the preferred stock. In January 1998, all 270,000 shares of the preferred stock were converted into an aggregate of 999,910 shares of common stock of the Company.

COMMON  STOCK
-------------

In August 1997, warrants to purchase 75,000 shares of common stock of the Company were exercised in exchange for cancellation of a $75,000 note payable, plus accrued interest thereon, and a cash payment to the Company of $56,250.

During August 1997, warrants to purchase 430,000 shares of common stock of the Company were exercised by a director of the Company (130,000) and other third parties (300,000) at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $1,075,000. In connection with the exercise of 100,000 of these warrants (the Exercised Securities), the Company entered into a Registration Rights Agreement, agreeing to register the Exercised Securities on or before February 1, 1998. In the event the Company fails to register the Exercised Securities by February 1, 1998, for each month beginning March 1, 1998 and ending on September 1, 1998, the Company will be required to issue to the holder of the Exercised Securities warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance. As of March 1, 1998, the Company had failed to register the warrants and as such is obligated to issue to the holder of the Exercised Securities 10,000 warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

In connection with the issuance of $1,500,000 of promissory notes, holders of the promissory notes received warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $6.00 per share, exercisable on or before October 21, 2000 (the Promissory Warrants). In connection with the issuance of the Promissory Warrants, the Company entered into a Registration Rights Agreement.

STOCK  AWARD  PLAN

On October 21, 1997, the Company adopted the 1997 Stock Award Plan (Plan). Under the terms of the Plan, the Company reserved for issuance 150,000 shares of common stock. The purpose of the Plan is to compensate consultants who have rendered significant services to the Company. The Plan is administered by the compensation committee of the Company which shall have complete authority to select participants, determine the awards of common stock to be granted and the times such awards will be granted. In October 1997, the Company issued 20,314 shares of common stock of the Company from the Plan to a Mexican consultant in payment for services rendered to the Company valued at $113,000.

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

     The financial statements do not include any adjustments reflecting the gain contingency of the Judgment, net of attorneys' fees, or the offset (principal and interest). Short-term borrowing of $672,552 and accrued interest of $220,858 reflect the amount of the offsets at January 31, 1998. The Judgment will be accounted for when it is actually realized and the offset will be accounted for at the time IBC has exhausted all appeals.

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

     On February 13, 1998, County Sanitation Districts of Orange County, California (Orange County) filed a suit (Case No. 790409) in the Superior Court of the State of California asserting the following claims: Specific performance, possession of personal property and damages and breach of contract against the Company and PennWilson, CNG, Inc.; fraud/misrepresentation, negligent misrepresentation and interference with contract against the Company, PennWilson, CNG, Inc., Penn CNG Holdings, Inc., Michael Jadeski, an employee of the Company and John Weber and James Antione, former employees of the Company. Orange County is seeking judgment against the Company and PennWilson CNG, Inc. for delivery of the equipment under the contract or the contract value of $251,494, consequential damages, costs of suit, interest, incidental damages and other relief. Orange County is also seeking from all defendants general, special, exemplary and punitive damages and costs of suit and other relief. The Company intends to file a counter suit against Orange County for breach of contract, among other things. The Company intends to vigorously defend against Orange County's claims.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene
(PPL). Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  1.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's terminal facility (Brownsville Terminal Facility) is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the RZB Credit Facility, the holder of the secured promissory note of the Company has agreed to subordinate its security interest in the Brownsville Terminal Facility. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, the Company began invoicing PMI on a weekly basis.

As of January 31, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG was $5,150,000 of which $1,837,352 was being used to secure unpaid purchases from Exxon as of January 31, 1998. In connection with these purchases, as of January 31, 1998, the Company had unpaid invoices due from PMI totaling $1,079,163 and cash balances maintained in the RZB Credit Facility collateral account of $995,545.

During February 1998, a letter of credit was established under the RZB Credit Facility in favor of PMI for purchases of PPL totaling $367,400.

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

NOTE  H  -  REALIZATION  OF  ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in Note A, the Company has historically depended heavily on sales to one major customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson, Holdings or contracts to purchase and sell PPL.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheet at January 31, 1998 is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE  I  -  CONTRACTS

LPG  BUSINESS

The Company has entered into a sales agreement with PMI (PMI Sales Agreement), to provide a minimum monthly volume of LPG to PMI through September 30, 1998. During August 1, 1997 through November 10, 1997, the Company was purchasing LPG on a month-to-month basis from Exxon Company, U.S.A. (Exxon), its major supplier, to meet the monthly volumes required under the PMI Sales Agreement.
Effective November 11, 1997, the Company entered into a supply contract with Exxon to purchase minimum monthly volumes of LPG through September 1998 under payment terms similar to those required in the PMI Sales Agreement.

PPL  BUSINESS

In September 1997, the Company sold limited quantities of PPL that it purchased from PMI in Mexico to customers in the United States. During January and February 1998, the Company entered into contracts expiring March 1998 for the supply of PPL purchased from PMI and sold to Chevron Chemical Company (Chevron). The supply price from PMI is below the sales price provided for in the Chevron sales agreement.

In July 1997, the Company entered into a one-year contract with Union Carbide pursuant to which Union Carbide agreed to purchase from the Company up to 9,000,000 pounds of high-grade PPL per month, or as otherwise mutually agreed, at a variable posted price through July 31, 1998. During December 1997, due to the Company's inability to obtain high grade PPL, the contract was cancelled.

CNG  BUSINESS

Prior to January 31, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the NYDOT (total contract amount of approximately $1,487,000) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). As of January 31, 1998, the Company has substantially completed the NYDOT contract. In connection with the Orange County contract, Orange County has filed suit against the Company and the Company intends to file a counter suit against Orange County (see Note G).

The Company is pursuing additional CNG contracts; however, the Company has not entered into any CNG contracts subsequent to January 31, 1998.

In connection with the Company's plans to develop its CNG business strategy, the Company is currently planning to design, construct, install and operate CNG refueling stations in Mexico, through Estacion.


NOTE  J  -  BOARD  OF  DIRECTORS

Effective  February  17,  1998, Mr. John H. Robinson resigned as Director of the
Company.    A replacement for Mr. Robinson has not yet been elected to the Board of  Directors.

NOTE  K  -  SEGMENT  INFORMATION

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

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is as of January 31, 1998 and for the six months ended January 31, 1998.


                                                     LPG                CNG               Totals
                                                --------------  --------------------  --------------
Revenues from external customers . . . . . . .  $  16,356,247   $         1,938,811   $  18,295,058
Interest expense . . . . . . . . . . . . . . .        159,609                 6,671         166,280
Depreciation and amortization. . . . . . . . .        174,440                19,528         193,968
Segment income (loss). . . . . . . . . . . . .        317,446            (  183,217)        134,229
Segment assets . . . . . . . . . . . . . . . .      8,408,425             1,212,207       9,620,632
Segment liabilities. . . . . . . . . . . . . .   (  6,301,830)         (  1,152,723)   (  7,454,553)
Expenditure for segment assets . . . . . . . .        826,490                17,091         843,581

RECONCILIATION TO CONSOLIDATED AMOUNTS
----------------------------------------------


Revenues
 Total revenues for reportable segments                         $        18,295,058
 Other revenues                                                                   -
 Elimination of intersegment revenues                                             -
                                                                --------------------
   Total consolidated revenues                                  $        18,295,058
                                                                ====================

Profit or Loss
 Total profit or loss for reportable segments                   $           134,229
 Other profit or loss                                                             -
 Elimination of intersegment profits                                              -
 Unallocated amounts
   Corporate headquarters expense                                                 -
   Other expenses                                                                 -
                                                                --------------------
     Consolidated income before income taxes                    $           134,229
                                                                ====================
Assets
 Total assets for reportable segments                           $         9,620,632
 Other assets                                                                     -
 Corporate headquarters                                                           -
 Other unallocated amounts                                                        -
                                                                --------------------
   Total consolidated assets                                    $         9,620,632
                                                                ====================

Geographic Information . . . . . . . . . . . .     Revenues      Assets
----------------------------------------------  --------------  --------------------
United States. . . . . . . . . . . . . . . . .  $  18,244,883   $          9,620,632
                                                --------------  --------------------
Canada . . . . . . . . . . . . . . . . . . . .         50,175                     -
                                                --------------  --------------------
                                                $  18,295,058   $          9,620,632
                                                ==============  ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1997) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for the three and six months ended January 31, 1998 discussed below. To date, there has been no significant activity associated with the operations of Holdings or Estacion.

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

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. For the three and six months ended January 31, 1998, the Company derived approximately
94.8% and 87.9% of its revenues from sales of LPG, of which sales to PMI accounted for 99.8% and 99.8% of total LPG sales respectively.

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from Wilson Technologies Incorporated, a company engaged in the engineering, design and construction of
equipment  for  turnkey  CNG  fueling  stations.    In  connection  with  this
acquisition, the Company paid $394,000 and is committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and is reflected as such in the Company's financial statements as of January 31, 1998.

     The Company provides products and services through a combination of fixed-margin and fixed-priced contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG and PPL are based on variable posted prices that provide the Company with a fixed margin. Costs included in costs of goods sold other than the purchase price of LPG and PPL may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from Exxon and sold to PMI or PPL purchased from PMI and sold to Chevron could result in unanticipated costs.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and six months ended January 31, 1998 and 1997.


                               Three  Months  Ended         Six  Months  Ended
                            --------------------------  --------------------------
                            January 31,   January 31,   January 31,   January 31,
                                1998          1997          1998          1997
                            ------------  ------------  ------------  ------------
Volume Sold

 LPG (millions of gallons)          26.1          22.6          41.2          27.3

Average sales price

 LPG (per gallon). . . . .  $       0.37  $       0.59  $       0.39  $       0.58

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THE THREE MONTHS ENDED JANUARY 31, 1997

     Revenues. Revenues for the three months ended January 31, 1998 were $10.1 million compared with $13.5 million for the three months ended January 31, 1997, a decrease of $3.4 million or 25%. Of this decrease, $5.0 million was attributable to decreased average sales prices for LPG during the three months ended January 31, 1998, partially offset by (i) increased volumes of LPG sold during the three months ended January 31, 1998 of $1.3 million, and (ii) $293,290 was attributable to revenues from sales of equipment for CNG fueling stations.

     Cost of sales. Cost of sales during the three months ended January 31, 1998 was $9.1 million compared with $12.7 million during the three months ended January 31, 1997, a decrease of $3.6 million or 29%. Of this decrease (i) $5.0 million was attributable to decreased average purchase prices for LPG during the three months ended January 31, 1998 and (ii) reduced costs as a result of efficiencies of approximately $100,000, partially offset by (i) increased volumes of LPG sold during the three months ended January 31, 1998 of $1.2 million, and (ii) $291,111 was attributable to costs associated with sales of equipment for CNG fueling stations.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $705,591 during the three months ended January 31, 1998 compared with $466,011 during the three months ended January 31, 1997, an increase of $239,580 or 51.4%. This increase was primarily attributable to (i) $45,000 of costs associated with the exercise of warrants, (ii) PennWilson expenses of $101,290, associated with the commencement of the Company's CNG related operations and (iii) higher corporate selling, general and administrative expenses associated with the Company's LPG and CNG related operations.

     Other income and expense, net. Other income (expense), net was ($45,787) during the three months ended January 31, 1998 compared with ($69,166) during the three months ended January 31, 1997. The decrease of other income (expense), net, is due to the accrual of interest income from notes receivable from the President of the Company and a related party partially offset by increased interest costs associated with the RZB Credit Facility and additional indebtedness incurred by the Company.

     Income tax. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code. Due to the availability of net operating loss carryforwards, net income during the three months ended January 31, 1998 did not result in any income tax expense. Due to the net loss for the six months ended January 31, 1997, there was no income tax expense during the three months ended January 31, 1997.

     SIX MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THE SIX MONTHS ENDED JANUARY 31, 1997

     Revenues. Revenues for the six months ended January 31, 1998 were $18.3 million compared with $16.1 million for the six months ended January 31, 1997, an increase of $2.2 million or 13.9%. Of this increase (i) $5.4 million was attributable to increased volumes of LPG sold during the six months ended January 31, 1998, partially offset by decreased average sales prices for LPG during the six months ended January 31, 1998 of $5.1 million, and (ii) $1.9 million was attributable to revenues from sales of equipment for CNG fueling stations. The increase in volume of LPG sales during the six months ended January 31, 1998 resulted primarily from the lack of sales to PMI during August and September 1996 due to the expiration of the Company's previous sales arrangement with PMI on July 31, 1996. Subsequent thereto, a one-year sales agreement was entered into with PMI effective October 1, 1996.

     Cost of sales. Cost of sales during the six months ended January 31, 1998 was $16.9 million compared with $15.5 million during the six months ended January 31, 1997, an increase of $1.4 million or 8.9%. Of this increase (i) $4.9 million was attributable to increased volumes of LPG sold during the six months ended January 31, 1998 and (ii) $1.8 million was attributable to costs associated with sales of equipment for CNG fueling stations, partially offset by
(i) decreased average purchase prices for LPG during the six months ended January 31, 1998 of $5.2 million and (ii) reduced costs as a result of efficiencies of approximately $100,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million during the six months ended January 31, 1998 compared with $893,200 during the six months ended January 31, 1997, an increase of $362,753 or 40.6%. This increase was primarily attributable to (i) $45,000 of costs associated with the exercise of warrants, (ii) PennWilson expenses of $315,219, associated with the commencement of the Company's CNG related operations and (iii) higher corporate selling, general and administrative expenses associated with the Company's LPG and CNG related operations.

     Other income and expense, net. Other income (expense), net was ($49,416) during the six months ended January 31, 1998 compared with ($122,793) during the six months ended January 31, 1997. The decrease of other income (expense), net, is due to the accrual of interest income from notes receivable from the President of the Company and a related party partially offset by increased interest costs associated with the RZB Credit Facility and additional indebtedness incurred by the Company.

     Income tax. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code. Due to the availability of net operating loss carryforwards, net income during the six months ended January 31, 1998 did not result in any income tax expense. Due to the net loss for the six months ended January 31, 1997, there was no income tax expense.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson, Holdings or contracts to purchase and sell PPL. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following table summarizes cash flows for the six months ended January 31, 1998 and 1997.


                                                          Six  Months  Ended
                                                     -------------  -------------
                                                      January 31,    January 31,
                                                         1998           1997
                                                     -------------  -------------
Net cash provided by (used in) operating activities  $    299,816   $ (  727,187)
Net cash used in investing
Activities. . . . . . . . . . . . . . . . . . . . .    (  843,581)      (  5,400)
Net cash provided by financing activities . . . . .     1,567,855        417,531
                                                     -------------  -------------
Net increase (decrease) in cash . . . . . . . . . .  $  1,024,090   $ (  315,056)
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

     Prior to January 31, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (NYDOT) (total contract amount of approximately $1.5 million) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). As of January 31, 1998, the Company has substantially completed the NYDOT contract. In connection with the Orange County contract, Orange County has filed suit against the Company and the Company intends to file a counter suit against Orange County (see Note G to the Company's consolidated financial statements).

     The Company is pursuing additional CNG contracts for the supply of CNG-related equipment and services in the future; however, the Company has not entered into any CNG contracts subsequent to January 31, 1998.

     As of January 31, 1998, the Parent has loaned PennWilson a total of $1.3 million and intends to ontinue to make periodic loans to PennWilson for working capital requirements. Effective January 31, 1998, the Parent has agreed to cancel $1.0 million of such indebtedness in exchange for certain assets of PennWilson.

     In connection with the Company's plans to develop its CNG business strategy, the Company is currently planning to design, construct, install and operate CNG refueling stations in Mexico, through Estacion.

     On October 21, 1997, the Company announced that it is contemplating filing a registration statement with the SEC for the sale to the public of additional shares of its Common Stock. No assurance can be given as to the timing of such offering or that the Company will be successful in raising additional capital. In connection therewith, the Company has incurred professional fees and other costs totaling $473,132, which have been recorded as deferred registration costs at January 31, 1998.

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

    On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene
(PPL). Under the RZB Credit Facility, the Company has agreed to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  1.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's terminal facility (Brownsville Terminal Facility) is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. In connection with the RZB Credit Facility, the holder of the secured promissory note of the Company has agreed to subordinate its security interest in the Brownsville Terminal Facility. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, the Company began invoicing PMI on a weekly basis.

          As of January 31, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG was $5.2 million of which $1.8 million was being used to secure unpaid purchases from Exxon as of January 31, 1998. In connection with these purchases, as of January 31, 1998, the Company had unpaid invoices due from PMI totaling $1.1 million and cash balances maintained in the RZB Credit Facility collateral account of $995,545.

          During February 1998, a letter of credit was established under the RZB Credit Facility in favor of PMI for purchases of PPL totaling $367,400.

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

     During August 1997, warrants to purchase a total of 430,000 shares of Common Stock were exercised, resulting in cash proceeds to the Company of $1.1 million. The proceeds of such exercises were used for working capital and repayment of Company debt.

     On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of Common Stock of the Company by an unrelated third party, the Company entered into a Registration Rights Agreement agreeing to register the Common Stock issued upon exercise on or before February 1, 1998. In the event the Company fails to register the Common Stock by February 1, 1998, for each month thereafter until September 1, 1997, during which the shares have not been not registered, the Company will be required to issue the holder Common Stock warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable within a year from the date of issuance. As of March 1, 1998, the Company had failed to register the warrants and as such is obligated to issue to the holder of the Exercised Securities 10,000 warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

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

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of approximately $3.6 million including accrued interest and legal fees and expenses, which Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). See Note G to the unaudited Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. See Note H to the Company's unaudited Consolidated Financial Statements.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) expand its product lines and (v) raise additional debt and/or equity capital.

FINANCIAL  ACCOUNTING  STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 supersedes APB Opinion No. 15 (Opinion No. 15), Earnings per Share, and requires the calculation and dual presentation of basic and diluted earnings per share (EPS), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS 128 became effective for financial statements issued for periods ending after December 15, 1997; earlier application was not permitted. Accordingly, EPS for the periods presented in the accompanying unaudited consolidated statements of operations are calculated under the guidance of SFAS 128.

     Had the Company applied the provisions of SFAS 128 in periods prior to December 15, 1997, income (loss) per share would not have been materially different from the amounts presented in the Company's Consolidated Statements of Operations.

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


 Exhibit  No.
-------------

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

        10.24  Purchase order dated November 7, 1996 between County Sanitation Districts of Orange County and Wilson
               Technologies, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1997 filed on December 15, 1997, SEC File No. 000-24394)

The  following  exhibits  are  filed  as  part  of  the  report.

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


                            PENN OCTANE CORPORATION



March  17,  1998            By: /s/ Ian T. Bothwell
                                -----------------------------------------------
                                Ian T. Bothwell
                                Vice President, Treasurer, Assistant Secretary,
                                  Chief Financial Officer