Form 10-Q/A
period 1998-01-31
PENN OCTANE CORP
filed 1998-06-12
CIK 893813

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


                                   PENN OCTANE CORPORATION
                                      TABLE OF CONTENTS


         ITEM                                                                       PAGE NO.
         ----                                                                       --------
Part I     1.  Financial Statements

               Consolidated Balance Sheets as of January 31, 1998 (unaudited)            3-4
               and July 31, 1997

               Consolidated Statements of Operations for the three and six months
               ended January 31, 1998 and 1997 (unaudited)                                 5

               Consolidated Statements of Cash Flows for the six months ended
               January 31, 1998 and 1997 (unaudited)                                       6

               Notes to Consolidated Financial Statements (unaudited)                   7-18

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               19-24

Part II    1.  Legal Proceedings                                                          25

           2.  Changes in Securities                                                      25

           3.  Defaults Upon Senior Securities                                            25

           4.  Submission of Matters to a Vote of Security Holders                        25

           5.  Other Information                                                          25

           6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        25-27


PART  I
ITEM  1.

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


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                (UNAUDITED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             January 31,       July 31,
                                                                                 1998            1997
                                                                            --------------  --------------
Current Liabilities
 Current maturities of long-term debt, less unamortized discount of
   $46,875 and $0 at January 31, 1998 and July 31, 1997 (note E) . . . . .  $   1,612,777   $   1,152,391
 Revolving line of credit (note E) . . . . . . . . . . . . . . . . . . . .              -         140,000
 Construction accounts payable . . . . . . . . . . . . . . . . . . . . . .              -         121,801
 Trade accounts payable (note G) . . . . . . . . . . . . . . . . . . . . .      2,883,766         481,348
 Billings in excess of costs and estimated earnings in excess of billings
   on uncompleted contracts (note D) . . . . . . . . . . . . . . . . . . .              -           7,596
 Borrowings from IBC-Brownsville (note G). . . . . . . . . . . . . . . . .        672,552         672,552
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,205,458       1,055,237
                                                                            --------------  --------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      6,374,553       3,630,925
Long-term debt, less current maturities (note E) . . . . . . . . . . . . .      1,080,000       1,112,833
Commitments and contingencies (note G) . . . . . . . . . . . . . . . . . .              -               -
Stockholders' Equity (note F)
 Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0
   shares issued and outstanding at January 31, 1998 and July 31, 1997 . .              -               -
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 0 and
   270,000 convertible shares issued and outstanding at January 31, 1998
   and July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,700
 Common stock-$.01 par value, 25,000,000 shares authorized; 9,694,510 and 8,169,286 shares issued and outstanding at January 31, 1998 and
   July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,945          81,693

 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     12,121,965      10,515,266
 Notes receivable including accrued interest receivable from the
   president of the Company and a related party for exercise of warrants .   (  2,949,873)   (  2,834,865)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  7,102,958)   (  7,012,185)
                                                                            --------------  --------------

   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .      2,166,079         752,609
                                                                            --------------  --------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $   9,620,632   $   5,496,367
                                                                            ==============  ==============

                     The accompanying notes are an integral part of these statements.


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (UNAUDITED)

                                                    Three  Months  Ended           Six  Months  Ended
                                               ----------------------------  ----------------------------
                                                January 31,    January 31,    January 31,    January 31,
                                                   1998           1997           1998           1997
                                               -------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . . . . .  $ 10,107,056   $ 13,512,451   $ 18,295,058   $ 16,058,944
Cost of goods sold. . . . . . . . . . . . . .     9,097,001     12,728,248     16,855,460     15,481,213
                                               -------------  -------------  -------------  -------------
 Gross profit . . . . . . . . . . . . . . . .     1,010,055        784,203      1,439,598        577,731
                                               -------------  -------------  -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees. . . . . . . . .       207,194        188,464        359,978        379,895
 Salaries and payroll related expenses. . . .       279,688        132,490        486,722        246,771
 Travel . . . . . . . . . . . . . . . . . . .        30,138         69,097        112,544         93,133
 Other. . . . . . . . . . . . . . . . . . . .       188,571         75,960        296,709        173,401
                                               -------------  -------------  -------------  -------------
                                                    705,591        466,011      1,255,953        893,200
                                               -------------  -------------  -------------  -------------
 Operating income (loss). . . . . . . . . . .       304,464        318,192        183,645     (  315,469)
Other income (expense)
 Interest expense . . . . . . . . . . . . . .    (  105,143)     (  69,168)    (  166,280)    (  123,506)
 Interest income. . . . . . . . . . . . . . .        59,356              2        116,864            713
                                               -------------  -------------  -------------  -------------
   Net income (loss) before taxes . . . . . .       258,677        249,026        134,229     (  438,262)
Provision for income taxes. . . . . . . . . .             -              -              -              -
                                               -------------  -------------  -------------  -------------
   Net income (loss). . . . . . . . . . . . .  $    258,677   $    249,026   $    134,229   $ (  438,262)
                                               -------------  -------------  -------------  -------------

Income (loss) per common share (note B) . . .  $       0.00   $       0.05   $    (  0.01)  $    (  0.08)
                                               =============  =============  =============  =============
Income (loss) per common share assuming
 dilution (note B). . . . . . . . . . . . . .  $       0.00   $       0.03   $    (  0.01)  $    (  0.08)
                                               =============  =============  =============  =============
Weighted average common shares outstanding. .     8,716,337      5,205,000      8,620,819   $  5,205,000
                                               =============  =============  =============  =============

                     The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                              PENN OCTANE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)
                                                                          Six  Months  Ended
                                                                     ------------------------------
                                                                      January 31,     January 31,
                                                                          1998            1997
                                                                     --------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $     134,229   $  (  438,262)
Adjustments to reconcile net loss to net cash used in operating
Activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .        136,945         217,988
 Amortization of lease rights and other non-current assets. . . . .         28,898          65,975
 Amortization of loan discount. . . . . . . . . . . . . . . . . . .         28,125
 Interest income from related party notes receivables . . . . . . .     (  115,008)              -
Changes in current assets and liabilities:
 Restricted cash                                                                          (  4,685)
 Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .   (  1,957,631)     (  432,560)
 Related party receivable . . . . . . . . . . . . . . . . . . . . .         47,809               -
 Interest receivable. . . . . . . . . . . . . . . . . . . . . . . .              -          26,233
 Costs and estimated earnings in excess of billings on uncompleted
   contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . .        133,218               -
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (  15,210)     (  300,926)
 Prepaid and other current assets . . . . . . . . . . . . . . . . .      (  85,155)      (  19,289)
 Deferred registration costs. . . . . . . . . . . . . . . . . . . .     (  473,132)              -
 Construction and accounts payable. . . . . . . . . . . . . . . . .      2,274,019         101,422
 Billings in excess of costs and estimated earnings in excess
   of billings on uncompleted contracts . . . . . . . . . . . . . .       (  7,596)              -
 Other assets and liabilities, net. . . . . . . . . . . . . . . . .      (  99,514)       (  7,836)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .        269,819          64,753
                                                                     --------------  --------------
   Net cash provided by (used in) operating activities. . . . . . .        299,816      (  727,187)

Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (  843,581)       (  5,400)
                                                                     --------------  --------------
   Net cash used in investing activities. . . . . . . . . . . . . .     (  843,581)       (  5,400)

Cash flows from financing activities:
 Revolving credit facilities. . . . . . . . . . . . . . . . . . . .     (  140,000)        100,000
 Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,500,000         325,000
 Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . .      1,131,250               -
 Reduction in debt. . . . . . . . . . . . . . . . . . . . . . . . .     (  923,395)       (  7,469)
                                                                     --------------  --------------
   Net cash provided by financing activities. . . . . . . . . . . .      1,567,855         417,531
                                                                     --------------  --------------

     Net increase (decrease) in cash. . . . . . . . . . . . . . . .      1,024,090    (    315,056)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . .         31,142         364,525
                                                                     --------------  --------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $   1,055,232   $      49,469
                                                                     ==============  ==============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     129,007   $           -
                                                                     ==============  ==============

Supplemental disclosures of noncash transactions:
 Common stock and warrants issued (note F). . . . . . . . . . . . .  $     488,000   $           -
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

THE FOLLOWING TABLE PRESENTS RECONCILIATIONS FROM INCOME (LOSS) PER COMMON SHARE TO INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION:

                                    For the three months ended January 31, 1998  For the six months ended January 31, 1998
                                      -----------------------------------------  ------------------------------------------
                                      Income (loss)      Shares      Per-Share   Income (loss)      Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                      --------------  -------------  ----------  --------------  -------------  -----------
Net income (loss). . . . . . . . . .  $     258,677                              $     134,229
Less:  Dividends on preferred stock.     (  225,000)                                (  225,000)
BASIC EPS
Net income (loss) available to
  common stockholders. . . . . . . .         33,677       8,716,337  $     0.00      (  90,771)      8,620,819  $  (  0.01)
                                                                     ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . .              -         846,047                          -               -
Convertible Preferred Stock. . . . .              -         978,173                          -               -
DILUTED EPS
Net income (loss) available to
  common stockholders. . . . . . . .  $      33,677      10,540,557  $     0.00  $   (  90,771)      8,620,819  $  (  0.01)
                                      ==============  =============  ==========  ==============  =============  ===========

                                     For the three months ended January 31, 1997  For the six months ended January 31, 1997
                                     ------------------------------------  ------------------------------------------------
                                      Income (loss)      Shares      Per-Share   Income (loss)      Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                      --------------  -------------  ----------  --------------  -------------  -----------
Net income (loss). . . . . . . . . .  $      249,026                             $  (  438,262)
Less:  Dividends on preferred stock.               -                                         -
BASIC EPS
Net income (loss) available to
  common stockholders. . . . . . . .         249,026      5,205,000  $     0.05     (  438,262)      5,205,000  $  (  0.08)
                                                                     ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . .               -      1,410,298                          -               -
Convertible Preferred Stock. . . . .               -        899,910                          -               -
DILUTED EPS
Net income (loss) available to
  common stockholders  $      249,026      7,515,208  $     0.03  $  (  438,262)      5,205,000  $  (  0.08)
                                      ==============  =============  ==========  ==============  =============  ===========


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT


                                     January 31,       July 31,
                                         1998            1997
                                    --------------  --------------
LPG:
Building . . . . . . . . . . . . .  $     173,500   $     173,500
LPG terminal . . . . . . . . . . .      3,426,440       3,426,440
Automobiles and equipment. . . . .        385,038         378,039
Office equipment . . . . . . . . .         29,914          22,202
Leasehold improvements . . . . . .        281,544         237,899

CNG:
Furniture, fixtures and equipment.        191,588         162,161
Automobiles. . . . . . . . . . . .            500          40,023
Capital construction in progress .        768,133               -
Leasehold improvements . . . . . .          8,575           8,575
                                    --------------  --------------
                                        5,265,232       4,448,839
Less: accumulated depreciation and
 Amortization. . . . . . . . . . .   (  1,400,628)   (  1,263,691)
                                    --------------  --------------
                                    $   3,864,604   $   3,185,148
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

NOTE  F  -  STOCKHOLDERS'  EQUITY

PREFERRED  STOCK
----------------

On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share. On June 10, 1994 the Company declared a 2-for-1 stock split. The preferred stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of preferred stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred stockholders to convert the shares of preferred stock and release all rights with respect to the preferred stock. In January 1998, all 270,000 shares of the preferred stock were converted into an aggregate of 999,910 shares of common stock of the Company. The issuance of the additional 100,000 shares was recorded as a common stock dividend in the amount of $225,000 at January 30, 1998.


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