Form 10-Q
period 1998-04-30
PENN OCTANE CORP
filed 1998-06-15
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period from __________________ to ___________________


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

     The number of shares of Common Stock, par value $.01 per share, outstanding on June 12, 1998 was 9,967,673.


                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS


ITEM                                                                               PAGE NO.
-------                                                                            --------
Part I   1.  Financial Statements

             Consolidated Balance Sheets as of April 30, 1998 (unaudited)
             and July 31, 1997                                                          3-4

             Consolidated Statements of Operations for the three and nine months
             ended April 30, 1998 and 1997 (unaudited)                                    5

             Consolidated Statements of Cash Flows for the nine months ended
             April 30, 1998 and 1997 (unaudited)                                          6

             Notes to Consolidated Financial Statements (unaudited)                    7-18

         2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                19-25

Part II  1.  Legal Proceedings                                                           26

         2.  Changes in Securities                                                       26

         3.  Defaults Upon Senior Securities                                             26

         4.  Submission of Matters to a Vote of Security Holders                         26

         5.  Other Information                                                           26

         6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         26-28

PART  I
ITEM  1.

                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                                                          April 30,     July 31,
                                                                             1998         1997
                                                                         ------------  ----------
                                                                          (Unaudited)
Current Assets
 Cash (note G). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    268,663  $   31,142
 Trade accounts receivable, less allowance for doubtful accounts of
 $53,406 (notes D and G). . . . . . . . . . . . . . . . . . . . . . . .     2,731,135     281,500
 Related party receivables. . . . . . . . . . . . . . . . . . . . . . .       147,009     171,601
 Costs and estimated earnings in excess of billings on uncompleted
 contracts (note D) . . . . . . . . . . . . . . . . . . . . . . . . . .        63,580     196,888
 Inventories (note D) . . . . . . . . . . . . . . . . . . . . . . . . .       759,270     795,797
 Deferred registration costs. . . . . . . . . . . . . . . . . . . . . .       479,870           -
 Prepaid expenses and other current assets. . . . . . . . . . . . . . .       129,850      83,082
                                                                         ------------  ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     4,579,377   1,560,010
Property, plant and equipment - net (note C). . . . . . . . . . . . . .     4,124,545   3,185,148
Lease rights (net of accumulated amortization of $467,111 and $432,765)
(note C). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       686,928     721,274
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . .        72,946      29,935
                                                                         ------------  ----------
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,463,796  $5,496,367
                                                                         ============  ==========


        The accompanying notes are an integral part of these statements.


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              April 30,        July 31,
                                                                                 1998            1997
                                                                            --------------  --------------
Current Liabilities                                                          (Unaudited)
 Current maturities of long-term debt, less unamortized discount of
 $18,750 and $0 at April 30, 1998 and July 31, 1997 (note E) . . . . . . .  $   1,625,447   $   1,152,391
 Revolving line of credit (notes E and G). . . . . . . . . . . . . . . . .        526,328         140,000
 Construction accounts payable . . . . . . . . . . . . . . . . . . . . . .              -         121,801
 Trade accounts payable (note G) . . . . . . . . . . . . . . . . . . . . .      2,284,312         481,348
 Billings in excess of costs and estimated earnings in excess of billings
 on uncompleted contracts (note D) . . . . . . . . . . . . . . . . . . . .              -           7,596
 Borrowings from IBC-Brownsville (note G). . . . . . . . . . . . . . . . .        672,552         672,552
                                                                                1,176,995       1,055,237
                                                                            --------------  --------------
 Accrued liabilities
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      6,285,634       3,630,925
Long-term debt, less current maturities (note E) . . . . . . . . . . . . .         80,000       1,112,833
Commitments and contingencies (notes D and G). . . . . . . . . . . . . . .              -               -
Stockholders' Equity (note F)
 Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0
 shares issued and outstanding at April 30, 1998 and July 31, 1997 . . . .              -               -
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 0 and
 270,000 convertible shares issued and outstanding at April 30, 1998 and
 July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,700
 Common stock-$.01 par value, 25,000,000 shares authorized; 9,952,673 and 8,169,286 shares issued and outstanding at April 30, 1998 and
 July 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,527          81,693
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     13,152,034      10,515,266
 Notes receivable including accrued interest receivable from the
 president of the Company and a related party for exercise of warrants . .   (  3,007,377)   (  2,834,865)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  7,146,022)   (  7,012,185)
                                                                            --------------  --------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .      3,098,162         752,609
                                                                            --------------  --------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $   9,463,796   $   5,496,367
                                                                            ==============  ==============

        The accompanying notes are an integral part of these statements.


                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)


                                                   Three Months Ended          Nine Months Ended
                                                -------------------------  -------------------------
                                                 April 30,     April 30,    April 30,     April 30,
                                                    1998         1997          1998          1997
                                                ------------  -----------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . .  $ 7,867,571   $8,021,182   $26,162,629   $24,080,126
Cost of goods sold . . . . . . . . . . . . . .    7,263,748    7,634,879    24,119,208    23,116,092
                                                ------------  -----------  ------------  ------------
 Gross profit. . . . . . . . . . . . . . . . .      603,823      386,303     2,043,421       964,034
                                                ------------  -----------  ------------  ------------
Selling, general and administrative expenses
 Legal and professional fees . . . . . . . . .      154,329      201,576       486,182       581,471
 Salaries and payroll related expenses . . . .      238,441       74,899       725,163       321,670
 Travel. . . . . . . . . . . . . . . . . . . .       43,208       63,165       155,752       156,298
 Other . . . . . . . . . . . . . . . . . . . .      160,469       97,234       485,303       270,635
                                                ------------  -----------  ------------  ------------
                                                    596,447      436,874     1,852,400     1,330,074
                                                ------------  -----------  ------------  ------------
 Operating income (loss) . . . . . . . . . . .        7,376    (  50,571)      191,021    (  366,040)
Other income (expense)
 Interest expense. . . . . . . . . . . . . . .   (  109,916)   (  48,840)   (  276,196)   (  172,346)
 Interest income . . . . . . . . . . . . . . .       59,476           53       176,340           766
                                                ------------  -----------  ------------  ------------
   Net income (loss) before taxes. . . . . . .    (  43,064)   (  99,358)       91,165    (  537,620)
Provision for income taxes . . . . . . . . . .            -            -             -             -
                                                ------------  -----------  ------------  ------------
   Net income (loss) . . . . . . . . . . . . .  $ (  43,064)  $(  99,358)  $    91,165   $(  537,620)
                                                ------------  -----------  ------------  ------------
(Loss) per common share and (loss) per common
share assuming dilution (note B) . . . . . . .  $   (  0.00)  $  (  0.02)  $   (  0.01)  $   (  0.10)
                                                ============  ===========  ============  ============
Weighted average common shares outstanding . .    9,764,127    5,936,108     8,993,546   $ 5,443,346
                                                ============  ===========  ============  ============


        The accompanying notes are an integral part of these statements.

                             PENN OCTANE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)

                                                                           Nine Months Ended
                                                                     --------------  -------------
                                                                       April 30,       April 30,
                                                                          1998           1997
                                                                     --------------  -------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $      91,165   $ (  537,620)
Adjustments to reconcile net loss to net cash used in operating
Activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .        204,948        326,232
 Amortization of lease rights . . . . . . . . . . . . . . . . . . .         34,346         97,826
 Amortization of loan discount. . . . . . . . . . . . . . . . . . .         56,250              -
 Interest income from related party notes receivables . . . . . . .     (  172,512)             -
Changes in current assets and liabilities:
 Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .   (  2,449,635)    (  303,489)
 Related party receivable . . . . . . . . . . . . . . . . . . . . .         24,592              -
 Interest receivable. . . . . . . . . . . . . . . . . . . . . . . .              -         26,233
 Costs and estimated earnings in excess of billings on uncompleted
    contracts . . . . . . . . . . . . . . . . . . . . . . . . . . .        133,308              -
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,528     (  149,301)
 Prepaid and other current assets . . . . . . . . . . . . . . . . .      (  28,768)    (  284,561)
 Deferred registration costs. . . . . . . . . . . . . . . . . . . .     (  479,870)             -
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .              -        451,703
 Construction and accounts payable. . . . . . . . . . . . . . . . .      1,674,565     (  300,929)
 Billings in excess of costs and estimated earnings in excess
      of billings on uncompleted contracts. . . . . . . . . . . . .       (  7,596)             -
 Other assets and liabilities, net. . . . . . . . . . . . . . . . .      (  61,010)         2,163
 Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . .              -    (    37,500)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .        274,009     (    7,747)
                                                                     --------------  -------------
   Net cash used in operating activities. . . . . . . . . . . . . .     (  669,680)    (  716,990)

Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .   (  1,171,526)    (  100,914)
                                                                     --------------  -------------
   Net cash used in investing activities. . . . . . . . . . . . . .   (  1,171,526)    (  100,914)

Cash flows from financing activities:
 Revolving credit facilities. . . . . . . . . . . . . . . . . . . .        386,327              -
 Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,500,000        325,000
 Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . .      1,131,250        931,260
 Reduction in debt. . . . . . . . . . . . . . . . . . . . . . . . .     (  938,850)    (  379,938)
                                                                     --------------  -------------
   Net cash provided by financing activities. . . . . . . . . . . .      2,078,727        876,322
                                                                     --------------  -------------

     Net increase in cash . . . . . . . . . . . . . . . . . . . . .        237,521         58,418
Cash at beginning of period . . . . . . . . . . . . . . . . . . . .         31,142        364,525
                                                                     --------------  -------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $     268,663   $    422,943
                                                                     ==============  =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     244,495   $    106,753
                                                                     ==============  =============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued (notes F and G) . . . . . . . . .  $   1,520,651   $  3,086,971
                                                                     ==============  =============

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

In October 1997, the Company formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary, to act as a holding company for the Company's future Mexico CNG-related operations, including the ownership and operation of CNG fueling stations, sales of CNG-powered vehicles and other CNG-related business. In February 1998, the Company formed PennWill, S.A. de C.V., Camiones Ecologicos, S.A. de C.V., Grupo Ecologico Industrial, S.A. de C.V., Estacion Ambiental, S.A. de C.V., Estacion Ambiental II, S.A. de C.V., and Serinc, S.A. de C.V. (collectively Estacion), all Mexican corporations, for the Company's future Mexico CNG-related operations.

BASIS  OF  PRESENTATION
-----------------------

The accompanying financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet, the unaudited consolidated statements of operations, and the unaudited consolidated statements of cash flows contained herein have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 1998, the unaudited consolidated results of operations for the three and nine months ended April 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended October 31, 1997 and January 31, 1998.

Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


THE  FOLLOWING  TABLE  PRESENTS  RECONCILIATIONS FROM (LOSS) PER COMMON SHARE TO
(LOSS)  PER  COMMON  SHARE  ASSUMING  DILUTION:


                                      For the three months ended April 30, 1998    For the nine months ended April 30, 1998
                                      ------------------------------------------  ------------------------------------------
                                      Income (loss)      Shares       Per-Share   Income (loss)      Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                      --------------  -------------  -----------  --------------  -------------  -----------
Net income (loss). . . . . . . . . .  $   (  43,064)                              $      91,165
Less:  Dividends on preferred stock.              -                                  (  225,000)
BASIC EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .      (  43,064)      9,764,127  $  (  0.00)     (  133,835)      8,993,546  $  (  0.01)
                                                                     ===========                                 ===========
EFFECT OF DILUTIVE SECURITIES
  Warrants . . . . . . . . . . . . .              -               -                           -               -
Convertible Preferred Stock. . . . .              -               -                           -               -
DILUTED EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .  $   (  43,064)      9,764,127  $  (  0.00)  $  (  133,835)      8,993,546  $  (  0.01)
                                      ==============  =============  ===========  ==============  =============  ===========


     For  the  three  months  ended  April  30,  1997          For  the  nine  months  ended  April  30,  1997
     ------------------------------------------------          -----------------------------------------------

                                      Income (loss)      Shares       Per-Share   Income (loss)      Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                      --------------  -------------  -----------  --------------  -------------  -----------
Net (loss) . . . . . . . . . . . . .  $   (  99,358)                              $  (  537,620)
Less:  Dividends on preferred stock.              -                                           -
BASIC EPS
Net (loss) available to common
 stockholders. . . . . . . . . . . .      (  99,358)      5,936,108  $  (  0.02)     (  537,620)      5,443,346  $  (  0.10)
                                                                     ===========                                 ===========
EFFECT OF DILUTIVE SECURITIES
 Warrants. . . . . . . . . . . . . .              -               -                           -               -
Convertible Preferred Stock. . . . .              -               -                           -               -
DILUTED EPS
Net (loss) available to common
 stockholders. . . . . . . . . . . .  $   (  99,358)      5,936,108  $  (  0.02)  $  (  537,620)      5,443,346  $  (  0.10)
                                      ==============  =============  ===========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                      April 30,       July 31,
                                        1998            1997
                                    -------------  --------------
LPG:
Building . . . . . . . . . . . . .  $    173,500   $     173,500
LPG terminal . . . . . . . . . . .     3,426,440       3,426,440
Automobiles and equipment. . . . .       390,538         378,039
Office equipment . . . . . . . . .        29,914          22,202
Leasehold improvements . . . . . .       373,824         237,899

CNG:
Furniture, fixtures and equipment.       191,589         162,161
Automobiles. . . . . . . . . . . .           500          40,023
Capital construction in progress .       998,297               -
Leasehold improvements . . . . . .         8,575           8,575
                                    -------------  --------------
                                       5,593,177       4,448,839
Less: accumulated depreciation and
 amortization. . . . . . . . . . .   ( 1,468,632)   (  1,263,691)
                                    -------------  --------------
                                    $  4,124,545   $   3,185,148
                                    =============  ==============

During May 1997, the Company amended (the Amendment) the Pipeline Lease with Seadrift to extend the term of the Pipeline Lease through March 31, 2013. The Amendment became effective on April 1, 1998. As a result of the Amendment, the Company changed the useful life of its LPG terminal assets, leasehold improvements and lease rights through the extension of the amended lease period. The effect of the change in estimate for the three and nine months ended April 30, 1998 was to increase the Company's net income by $71,017 and $213,051 and increase the Company's income per common share by $.01 and $.02 respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:

                            April 30,    July 31,
                               1998        1997
                            ----------  -----------
LPG. . . . . . . . . . . .  $  574,117  $   492,551
CNG
 Raw material and supplies     185,153      199,519
 Work in progress. . . . .           -      103,727
                            ----------  -----------

                            $  759,270  $   795,797
                            ==========  ===========

Costs  and estimated earnings on uncompleted contracts consist of the following:

                                                                          April 30,      July 31,
                                                                             1998          1997
                                                                          ----------  --------------
Uncompleted contracts consist of:
    Costs incurred on uncompleted contracts. . . . . . . . . . . . . . .  $2,130,588  $     488,560
 Estimated earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .     168,024        101,294
                                                                          ----------  --------------
                                                                           2,298,612        589,854
 Less: billings to date. . . . . . . . . . . . . . . . . . . . . . . . .   2,235,032        400,562
                                                                          ----------  --------------
                                                                          $   63,580        189,292
                                                                          ==========  ==============

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts
 Billings in excess of costs and estimated . . . . . . . . . . . . . . .  $   63,580  $     196,888
   earnings on uncompleted contracts
                                                                                   -       (  7,596)
                                                                          ----------  --------------
                                                                          $   63,580  $     189,292
                                                                          ==========  ==============

As of April 30, 1998, the above amounts include approximately $821,994 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation (NYDOT), which have been submitted to the customer for approval. During March 1998, the Company was requested to furnish additional documentation with respect to the submitted change-orders which was subsequently provided on May 15, 1998. On April 30, 1998, the Company received notification from A.E. Schmidt Environment ("AES") that it was in default under the agreement between AES and the Company relating to the NYDOT CNG fueling station. The Company has responded to AES indicating that AES is in default with the terms of the agreement and that the Company is awaiting satisfactory resolution of these matters prior to completion of the remaining work outlined under the agreement. The Company is currently exploring legal remedies available.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  E  -  LONG-TERM  DEBT

                                                                                        April 30,    July 31,
                                                                                           1998        1997
                                                                                        ----------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including
interest at 11.8%; due in October 1998; collateralized by a building . . . . . . . . .  $   91,197  $  113,191
Subordinated note with warrants to purchase 50,000 shares of common stock at
2.50 per share expiring February 28, 2001; principal due August 31, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property, and
proceeds from a judgment or settlement of litigation (paid in September 1997). . . . .           -     400,000
Subordinated note with warrants to purchase 50,000 shares of common stock at
2.50 per share expiring April 11, 2001; principal due October 11, 1997, or upon earlier receipt of proceeds from a primary equity offering in the minimum amount of
5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property and
proceeds from the judgment or settlement of litigation (paid in October 1997). . . . .           -     500,000
Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per share expiring October 10, 1997; principal due November 7, 1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of
250,000; Company shall utilize one half of proceeds from such sale to satisfy this note; interest at 10% due annually on the anniversary date of the note  (paid in
August 1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -      75,000
Unsecured note with principal due in equal annual installments of $20,000
beginning June 5, 1998, plus interest at the prime rate; due June 5, 2002. . . . . . .     100,000     100,000
Unsecured promissory note due May 29, 1998 . . . . . . . . . . . . . . . . . . . . . .      33,000      33,000
Secured promissory note with warrants to purchase 500,000 shares of common stock at $2.50 per share expiring June 15, 2002; principal due June 15, 1999, or upon earlier receipt of proceeds from a primary debt or equity offering in the minimum amount of $5,000,000; interest at 10.5% due semi-annually on December
15 and June 15; collateralized by certain specified assets of the Company
(extinguished in April 1998) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -   1,000,000
1,500,000 in promissory notes, less unamortized discount of $18,750, with warrants to purchase 250,000 shares of common stock at $6.00 per share expiring
October 21, 2000; principal due June 30, 1998, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $5,000,000; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March 31, June 30, September 30 and
December 31.  The effective interest rate after consideration of the discount, is
18.0% per annum. Purchasers of the promissory notes were granted one demand
registration right with respect to the shares issuable upon exercise of the warrants .   1,481,250           -
Capitalized lease obligations payable in monthly installments totaling $3,138; due
on various dates through January 1999. . . . . . . . . . . . . . . . . . . . . . . . .           -      44,033
                                                                                        ----------  ----------
                                                                                         1,705,447   2,265,224
Current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,625,447   1,152,391
                                                                                        ----------  ----------
                                                                                        $   80,000  $1,112,833
                                                                                        ==========  ==========

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

During August 1997, warrants to purchase 430,000 shares of common stock of the Company were exercised by a director of the Company (130,000) and other third parties (300,000) at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $1,075,000. In connection with the exercise of 100,000 of these warrants (the Exercised Securities), the Company entered into a Registration Rights Agreement, agreeing to register the Exercised Securities on or before February 1, 1998. In the event the Company fails to register the Exercised Securities by February 1, 1998, for each month beginning March 1, 1998 and ending on September 1, 1998, the Company will be required to issue to the holder of the Exercised Securities warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance. As of June 1, 1998, the Company had failed to register any of the warrants and as such has issued to the holder of the Exercised Securities 40,000 warrants to purchase 40,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from their respective dates of issuance.

Effective April 7, 1998, the Company sold to the holder of the Secured Promissory Note 258,163 shares of newly issued shares of the Company at $4.00 per share in payment of all principal and interest balances owing on the Secured Promissory Note as of April 7, 1998 of $1,032,652.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The financial statements do not include any adjustments reflecting the gain contingency of the Judgment, net of attorneys' fees, or the offset (principal and interest). Short-term borrowing of $672,552 and accrued interest of $235,208 reflect the amount of the offsets at April 30, 1998. The Judgment will be accounted for when it is actually realized and the offset will be accounted for at the time IBC has exhausted all appeals.

     A former officer of the Company is entitled to a payment of 5% of the net proceeds (after expenses and legal fees) received by the Company arising from the above-mentioned litigation.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     On February 13, 1998, County Sanitation Districts of Orange County, California (Orange County) filed a suit (Case No. 790409) in the Superior Court of the State of California asserting the following claims: Specific performance, possession of personal property and damages and breach of contract against the Company and PennWilson, CNG, Inc.; fraud/misrepresentation, negligent misrepresentation and interference with contract against the Company, PennWilson, CNG, Inc., Penn CNG Holdings, Inc., Michael Jadeski, an employee of the Company and John Weber and James Antione, former employees of the Company. Orange County was seeking judgment against the Company and PennWilson CNG, Inc. for delivery of the equipment under the contract or the contract value of $251,494, consequential damages, costs of suit, interest, incidental damages and other relief. Orange County was also seeking from all defendants general, special, exemplary and punitive damages and costs of suit and other relief. On April 23, 1998, the suit was settled whereby the Company agreed to repay Orange County $202,812 plus interest thereon (10% per annum), to be paid in 4 installments on April 23, 1998, May 23, 1998, June 23, 1998 and July 23, 1998 in the amounts of $50,703, $51,953, $51,564 and $51,119, respectively. The Company has made the April 23, 1998 and May 23, 1998 payments. In connection with the settlement, the Company agreed to provide Orange County with a Stipulation of Judgement and both Orange County and the Company signed mutual releases.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene
(PPL). Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
(ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, the Company began invoicing PMI on a weekly basis.

Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7,000,000.

As of April 30, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG was $5,200,000 of which $1,405,642 was being used to secure unpaid purchases from Exxon as of April 30, 1998. In addition, as of April 30, 1998, the Company had approximately $526,328 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of April 30, 1998, the Company had unpaid invoices due from PMI totaling $1,618,791 and cash balances maintained in the RZB Credit Facility collateral account of $60,112.

During February 1998, a letter of credit was established under the RZB Credit Facility in favor of PMI for purchases of PPL totaling $367,400. The letter of credit expired on April 30, 1998.

During  June  1998,  a  letter  of  credit  was established under the RZB Credit
Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000.

During March 1997, the Company obtained a letter of credit in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work under a contract. During September 1997, the letter of credit was extended to November 26, 1997. The letter of credit expired on November 26, 1997.

OTHER

During June 1997, PennWilson entered into a performance and payment bond (the Bonds) in connection with a contract to design, construct and install CNG equipment totaling approximately $1,487,000. The Bonds remained outstanding until the equipment was delivered to the customer, as prescribed under the contract, in December 1997. As of April 30, 1998, PennWilson had failed to make certain payments to vendors and as such several of PennWilson's vendors have made clams against the Bonds.

NOTE  H  -  REALIZATION  OF  ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations and has a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in Note A, the Company has historically depended heavily on sales to one customer. In addition, there is no significant operating history on which to base the results of the additional business generated through PennWilson, Holdings or contracts to purchase and sell PPL.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheet at April 30, 1998, is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

PPL  BUSINESS

In September 1997, the Company sold limited quantities of PPL that it purchased from PMI in Mexico to customers in the United States. During January and February 1998, the Company entered into contracts expiring March 1998 for the supply of PPL purchased from PMI and sold to Chevron Chemical Company (Chevron). The supply price from PMI is below the sales price provided for in the Chevron sales agreement. As of April 30, 1998 the Company has not entered into any additional contracts for the supply and sale of PPL.

In July 1997, the Company entered into a one-year contract with Union Carbide pursuant to which Union Carbide agreed to purchase from the Company up to 9,000,000 pounds of high-grade PPL per month, or as otherwise mutually agreed, at a variable posted price through July 31, 1998. During December 1997, due to the Company's inability to obtain high grade PPL, the contract was cancelled.

CNG  BUSINESS

Prior to April 30, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for AES in connection with CNG fueling stations being constructed for the NYDOT (total contract amount of approximately $1,487,000) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). As of April 30, 1998, the Company has substantially completed the NYDOT contract. On May 15, 1998, AES provided notice to PennWilson that it was terminating its contract with the Company due to the Company's failure to cure a default condition. The Company believes that AES is in default with the terms as prescribed under the contract. The Company is currently exploring legal remedies available (see Note D). In connection with the Orange County contract, on February 13, 1998, Orange County filed suit against the Company. On April 23, 1998, Orange County and the Company entered into a settlement. (see Note G).

The Company has not entered into any CNG contracts subsequent to April 30, 1998.

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

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit or loss is based on profit or loss from operations before income taxes. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is as of April 30, 1998 and for the nine months ended April 30, 1998.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     LPG            CNG           Totals
                                                --------------  ------------  --------------
Revenues from external customers . . . . . . .  $  24,197,199   $ 1,965,430   $  26,162,629
Interest expense . . . . . . . . . . . . . . .        260,143        16,053         276,196
Depreciation and amortization. . . . . . . . .        209,452        29,842         239,294
Segment income (loss). . . . . . . . . . . . .        313,537    (  222,372)         91,165
Segment assets . . . . . . . . . . . . . . . .      8,123,113     1,340,683       9,463,796
Segment liabilities. . . . . . . . . . . . . .   (  5,442,928)   (  922,706)   (  6,365,634)
Expenditure for segment assets . . . . . . . .      1,154,435        17,091       1,171,526

RECONCILIATION TO CONSOLIDATED AMOUNTS
----------------------------------------------


Revenues
 Total revenues for reportable segments                         $26,162,629
 Other revenues                                                           -
 Elimination of intersegment revenues                                     -
                                                                ------------
   Total consolidated revenues                                  $26,162,629
                                                                ============

Profit or Loss
 Total profit or loss for reportable segments                   $    91,165
 Other profit or loss                                                     -
 Elimination of intersegment profits                                      -
 Unallocated amounts
   Corporate headquarters expense                                         -
   Other expenses                                                         -
                                                                ------------
     Consolidated income before income taxes                    $    91,165
                                                                ============
Assets
 Total assets for reportable segments                           $ 9,463,796
 Other assets                                                             -
 Corporate headquarters                                                   -
 Other unallocated amounts                                                -
                                                                ------------
   Total consolidated assets                                    $ 9,463,796
                                                                ============

Geographic Information . . . . . . . . . . . .  Revenues        Assets
----------------------------------------------  --------------  ------------
United States. . . . . . . . . . . . . . . . .  $  26,102,199   $ 9,463,796
                                                --------------
Canada . . . . . . . . . . . . . . . . . . . .         60,430             -
                                                --------------  ------------
                                                $  26,162,629   $ 9,463,796
                                                ==============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1997) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for the three and nine months ended April 30, 1998 discussed below. To date, there has been no significant activity associated with the operations of Holdings or Estacion.

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

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. For the three and nine months ended April 30, 1998, the Company derived approximately
97.3% and 90.7% of its revenues from sales of LPG, of which sales to PMI accounted for 100% and 99.8% of total LPG sales respectively.

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from Wilson Technologies Incorporated, a company engaged in the engineering, design and construction of equipment for turnkey CNG fueling stations. In connection with this acquisition, the Company paid $394,000 and is committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and is reflected as such in the Company's financial statements as of April 30, 1998.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and nine months ended April 30, 1998 and 1997.

                              Three Months Ended      Nine Months Ended
                            ----------------------  ----------------------
                            April 30,   April 30,   April 30,   April 30,
                               1998        1997        1998        1997
                            ----------  ----------  ----------  ----------
Volume Sold

 LPG (millions of gallons)        23.6        19.1        64.8        46.5

Average sales price

 LPG (per gallon). . . . .  $      .32  $      .41  $      .37  $      .51

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1997

     Revenues. Revenues for the three months ended April 30, 1998 were $7.9 million compared with $8.0 million for the three months ended April 30, 1997, a decrease of $153,611 or 2%. Of this decrease, (i) $1.6 million was attributable to decreased average sales prices for LPG during the three months ended April 30, 1998 and (ii) $167,643 was attributable to lower revenues from sales of equipment for CNG fueling stations, partially offset by (i) increased volumes of LPG sold during the three months ended April 30, 1998 of $1.5 million and (ii) increased volumes of PPL sold during the three months ended April 30, 1998 of $168,489.

     Cost of sales. Cost of sales during the three months ended April 30, 1998 was $7.3 million compared with $7.6 million during the three months ended April 30, 1997, a decrease of $371,131 or 4.9%. Of this decrease (i) $1.6 million was attributable to decreased average purchase prices for LPG during the three months ended April 30, 1998 and (ii) $92,379 was attributable to lower costs associated with sales of equipment for CNG fueling stations, partially offset by
(i) increased volumes of LPG sold during the three months ended April 30, 1998 of $1.2 million and (ii) increased volumes of PPL sold during the three months ended April 30, 1998 of $142,547.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $596,447 during the three months ended April 30, 1998 compared with $436,874 during the three months ended April 30, 1997, an increase of $159,573 or 36.5%. This increase was primarily attributable to (i) PennWilson expenses of $8,515, associated with the commencement of the Company's CNG related operations and (ii) higher corporate selling, general and administrative expenses associated with the Company's LPG and CNG related operations.

     Other income and expense, net. Other income (expense), net was ($50,440) during the three months ended April 30, 1998 compared with ($48,787) during the three months ended April 30, 1997. The decrease of other income (expense), net, is due to the accrual of interest income on notes receivable from the President of the Company and a related party partially offset by increased interest costs associated with the RZB Credit Facility and additional indebtedness incurred by the Company.

     Income tax. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code. Due to the net loss during the three months ended April 30, 1998 and April 30, 1997, there was no income tax expense.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THE NINE MONTHS ENDED APRIL 30, 1997

     Revenues. Revenues for the nine months ended April 30, 1998 were $26.2 million compared with $24.1 million for the nine months ended April 30, 1997, an increase of $2.1 million or 8.7%. Of this increase (i) $6.7 million was attributable to increased volumes of LPG sold during the nine months ended April 30, 1998, (ii) 197,676 was attributable to increased volumes of PPL sales, (iii) 176,434 was attributable to other income, and (iv) $1.8 million was attributable to revenues from sales of equipment for CNG fueling stations, partially offset by decreased average sales prices for LPG during the nine months ended April 30, 1998 of $6.8 million. The increase in volume of LPG sales during the nine months ended April 30, 1998 resulted primarily from the lack of sales to PMI during August and September 1996 due to the expiration of the Company's previous sales arrangement with PMI on July 31, 1996. Subsequent thereto, a one-year sales agreement was entered into with PMI effective October 1, 1996.

     Cost of sales. Cost of sales during the nine months ended April 30, 1998 was $24.1 million compared with $23.1 million during the nine months ended April 30, 1997, an increase of $1.0 million or 4.3%. Of this increase (i) $5.9 million was attributable to increased volumes of LPG sold during the nine months ended April 30, 1998, (ii) $173,779 was attributable to increased volumes of PPL sold, and (iii) $1.7 million was attributable to costs associated with sales of equipment for CNG fueling stations, partially offset by (i) decreased average purchase prices for LPG during the nine months ended April 30, 1998 of $6.6 million and (ii) reduced LPG terminal costs as a result of efficiencies of $159,637.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million during the nine months ended April 30, 1998 compared with $1.3 million during the nine months ended April 30, 1997, an increase of $522,326 or 39.3%. This increase was primarily attributable to (i) $45,000 of costs associated with the exercise of warrants, (ii) PennWilson expenses of $323,724, associated with the commencement of the Company's CNG related operations and (iii) higher corporate selling, general and administrative expenses associated with the Company's LPG and CNG related operations.

     Other income and expense, net. Other income (expense), net was ($99,856) during the nine months ended April 30, 1998 compared with ($171,580) during the nine months ended April 30, 1997. The decrease of other income (expense), net, is due to the accrual of interest income on notes receivable from the President of the Company and a related party partially offset by increased interest costs associated with the RZB Credit Facility and additional indebtedness incurred by the Company.

     Income tax. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2012, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code. Due to the availability of net operating loss carryforwards, net income during the nine months ended April 30, 1998 did not result in any income tax expense. Due to the net loss for the nine months ended April 30, 1997, there was no income tax expense.

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

     The following table summarizes cash flows for the nine months ended April 30, 1998 and 1997.

                                                Nine months Ended
                                           ----------------------------
                                             April 30,      April 30,
                                                1998           1997
                                           --------------  ------------
Net cash used in operating activities . .  $  (  669,680)  $(  716,990)
Net cash used in investing
activities. . . . . . . . . . . . . . . .   (  1,171,526)   (  100,914)
Net cash provided by financing activities      2,078,727       876,322
                                           --------------  ------------
Net increase in cash. . . . . . . . . . .  $     237,521   $    58,418
                                           ==============  ============

     The PMI Sales Agreement is effective for the period from October 1, 1997 through September 30, 1998 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69.0 million gallons, representing a 15% increase over minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1996 to September 30, 1997. In November 1997, the Company entered into a new supply agreement with Exxon pursuant to which Exxon has agreed to supply minimum volumes of LPG to the Company. The Company believes it has access to an adequate supply of LPG as a result of its agreement with Exxon to satisfy the requirements of PMI under the PMI Sales Agreement. Under the current agreement with Exxon, the Company's current sole source of supply of LPG, the Company anticipates greater gross margins on its LPG sales as a result of lower LPG costs. In addition, the Company anticipates increased gross margins as a result of the elimination of the Company's responsibility for certain costs associated with transportation and the mixing and testing of LPG purchased from Exxon.

     Prior to April 30, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (NYDOT) (total contract amount of approximately $1.5 million) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). As of April 30, 1998, the Company has substantially completed the NYDOT contract. In connection with the Orange County contract, Orange County had filed suit against the Company and the parties subsequently reached a settlement agreement (see Notes D, G and I to the Company's consolidated financial statements).

     The Company has not entered into any CNG contracts subsequent to April 30, 1998.

     As of April 30, 1998, the Parent has loaned PennWilson a total of $1.7 million and intends to continue to make periodic loans to PennWilson for working capital requirements. Effective January 31, 1998, the Parent agreed to cancel $1.0 million of such indebtedness in exchange for certain assets of PennWilson.

     In connection with the Company's plans to develop its CNG business strategy, the Company is currently planning to design, construct, install and operate CNG refueling stations in Mexico, through Estacion.

     On October 21, 1997, the Company announced that it is contemplating filing a registration statement with the SEC for the sale to the public of additional shares of its Common Stock. No assurance can be given as to the timing of such offering or that the Company will be successful in raising additional capital. In connection therewith, the Company has incurred professional fees and other costs totaling $479,870, which have been recorded as deferred registration costs at April 30, 1998.

     Pipeline Lease. In May 1997, the Company entered into the Pipeline Lease Amendment with Seadrift which, once effective, will extend the term of the lease through 2013. Under the Pipeline Lease Amendment, the Company will be required to make minimum monthly lease payments of $75,000, subject to abatement during the first two years of the extended term, an increase of $21,000 per month over the Company's current Pipeline Lease Agreement. The Pipeline Lease Amendment became effective April 1, 1998. As of April 30, 1998, Seadrift had yet to make certain improvements as prescribed under the Pipeline Lease Amendment. Accordingly, the Company will continue to make payments as prescribed under the Pipeline Lease Agreement.

     Credit Arrangements. In connection with the PMI Sales Agreement, invoicing is to occur weekly. In November 1996, the Company and PMI made an arrangement under which PMI guaranteed the Company's credit with Exxon, the Company's main supplier, and invoicing occurred on a monthly, rather than a weekly basis.

     On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene (PPL). Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  1.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, the Company began invoicing PMI on a weekly basis.

               Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7,000,000.

               As of April 30, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $5,200,000 of which $1,405,642 was being used to secure unpaid purchases from Exxon as of April 30, 1998. In addition, as of April 30, 1998, the Company had approximately $526,328 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of April 30, 1998, the Company had unpaid invoices due from PMI totaling $1,618,791 and cash balances maintained in the RZB Credit Facility collateral account of $60,112.

          During February 1998, a letter of credit was established under the RZB Credit Facility in favor of PMI for purchases of PPL totaling $367,400. The letter of credit expired as April 30, 1998.

     During March 1997, the Company obtained a letter of credit in the amount of approximately $251,000 in connection with the obligation of PennWilson to complete certain work under a contract. During September 1997, the letter of credit was extended to November 26, 1997. The letter of credit expired on November 26, 1997.

     During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000.

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

     On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of Common Stock of the Company by an unrelated third party, the Company entered into a Registration Rights Agreement agreeing to register the Common Stock issued upon exercise on or before February 1, 1998. In the event the Company fails to register the Common Stock by February 1, 1998, for each month thereafter until September 1, 1997, during which the shares have not been not registered, the Company will be required to issue the holder Common Stock warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable within a year from the date of issuance. As of June 1, 1998, the Company had failed to register any of the warrants and as such has issued to the holder of the Exercised Securities 40,000 warrants to purchase 40,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

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

     Effective April 7, 1998, the Company sold to the holder of the Secured Promissory Note 258,163 shares of newly issued shares of the Company at $4.00 per share in payment of all principal and interest balances owing on the Secured Promissory Note as of April 7, 1998 of $1,032,652.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of approximately $3.7 million including accrued interest and legal fees and expenses, which Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). See Note G to the unaudited Consolidated Financial Statements.

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


Exhibit  No.
------------


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

10.25  Amendment letter dated April 22, 1998 between RZB Finance LLC and the Company.

10.26  Lease dated May 8, 1998 between Nine-C Corporation and J.B. Richter, Capital Resources and J.B. Richter and J.B.
       Richter, an individual, with respect to the Company's executive offices.

10.27  Employment Agreement dated October 20, 1997 between the Company and Vicente Soriano.

10.28  Employment Agreement dated November 17, 1997 between the Company and Jerry L. Lockett.

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


                             PENN  OCTANE  CORPORATION


June  12,  1998              By: /s/ Ian  T.  Bothwell
                                 --------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                    Chief Financial Officer