Form 10-K
period 1998-07-31
PENN OCTANE CORP
filed 1998-11-13
CIK 893813

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  fiscal  year  ended  July  31,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________


                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                    52-1790357
    (State  or  Other  Jurisdiction                    (I.R.S. Employer
    of Incorporation or Organization)                 Identification No.)

  900 VETERANS BOULEVARD, SUITE 240, REDWOOD CITY, CALIFORNIA          94063
     (Address of Principal Executive Offices)                        (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code:    (650) 368-1501

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.      Yes   X    No
                                                          ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 30, 1998 was $8,491,992. The last reported sale price of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on October 30, 1998 was $1.44 per share.

     The number of shares of Common Stock, par value $.01 per share, outstanding on October 30, 1998 was 9,952,673.

                            DOCUMENTS INCORPORATED BY REFERENCE

                                           None

                                     TABLE OF CONTENTS

          ITEM                                                                    PAGE NO.
          ----                                                                    --------
Part I      1.  Business                                                                 3

            2.  Properties                                                              10

            3.  Legal Proceedings                                                       11

            4.  Submission of Matters to a Vote of Security Holders                     12

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                                     13

            6.  Selected Financial Data                                                 14

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               15

           7A.  Quantitative and Qualitative Disclosures About Market Risks             22

            8.  Financial Statements and Supplementary Data                             23

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                58

Part III   10.  Directors and Executive Officers of the Registrant                      59

           11.  Executive Compensation                                                  61

           12.  Security Ownership of Certain Beneficial Owners and Management          63

           13.  Certain Relationships and Related Transactions                          64

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        64

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

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. Historically, the Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG") and, since 1997, the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville Terminal Facility (the "Pipeline"). The Company sells its LPG primarily to P.M.I. Trading Limited ("PMI"), which is the exclusive importer of LPG into Mexico and a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company ("PEMEX"), for distribution in the northeast region of Mexico. The Company's CNG capabilities have historically included the design, packaging, construction, operation and maintenance of CNG fueling stations. Since early 1998, the Company's CNG activities have been principally focused on the construction and operation of a CNG vehicle and fueling station infrastructure in Mexico City, Mexico (the "Mexico City Project").

     Due to the current financial condition of the Company and the additional capital required to pursue CNG operations in Mexico, the Company is currently reassessing its CNG business strategy including the possible disposition of some or all of the Company's CNG assets. As of the date of this Report, the Board has not definitively determined whether to continue or dispose of the Company's CNG business.

     On October 21, 1993, International Energy purchased 100% of the common stock of Penn Octane Corporation, a Texas corporation (the "Company"), and merged the Company into International Energy as a division. As a result of the merger of the Company with and into the Company, the Company assumed the lease agreement between the Company and Seadrift Pipeline Corporation ("Seadrift") relating to the Pipeline which connects Exxon Company, U.S.A.'s ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's LaGloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In January 1995, the Board of Directors approved the change of the Company's name to Penn Octane Corporation.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in July 1994 upon completion of construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeast region of Mexico as a result of the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major Mexican cities as Matamoros, Reynosa and Monterrey. Since 1994, the Company's primary customer for LPG has been PMI. Sales of LPG to PMI accounted for 96%, 95% and 95% of the Company's total revenues for the fiscal years ended July 31, 1996, 1997 and 1998, respectively.

     In March 1997, the Company, through its wholly-owned subsidiary PennWilson CNG, Inc., a Delaware corporation ("PennWilson"), acquired certain assets, including inventory, equipment and intangibles, from Wilson Technologies Incorporated ("WTI"), a company formerly engaged in the design, construction, installation and maintenance of turnkey CNG fueling stations, hired certain of WTI's former employees and commenced operations for the provision of equipment and services used in the CNG industry. See note D to the Consolidated Financial Statements.

     In October 1997, the Company formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary, to act as a holding company for the Company's future Mexico CNG-related operations, including the ownership and operation of CNG fueling stations, sales of CNG-powered vehicles and other CNG-related business. In February 1998, the Company formed PennWill, S.A. de C.V., Camiones Ecologicos, S.A. de C.V., Grupo Ecologico Industrial, S.A. de C.V., Estacion Ambiental, S.A. de C.V., Estacion Ambiental II, S.A. de C.V., and Serinc, S.A. de C.V. (collectively Estacion), all Mexican corporations, for the Company's future Mexico CNG-related operations. As of the date of this Report, none of these entities has had any operations.

     The Company's principal executive offices are located at 900 Veterans Boulevard, Suite 240, Redwood City, California 94063, and its telephone number is (415) 368-1501. The offices of PennWilson are located at 12631 Imperial Highway, Bldg. A, Suite 120, Santa Fe Springs, California 90670, and its telephone number is (562) 929-1984.

LIQUEFIED  PETROLEUM  GAS

     OVERVIEW. Since July 1994, the primary business of the Company has been the purchase, transportation and sale of LPG. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. LPG is also widely used as a motor fuel.

     Mexico is the largest market for LPG in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. In 1997, domestic sales of LPG in Mexico averaged approximately 11.7 million gallons per day, an increase of 6.0% over sales for 1996, of which approximately 2.3 million gallons per day were imported from the United States. The majority of Mexico's domestic LPG production is located in the southeastern region of Mexico, while consumption is heaviest in central, northern and Pacific coast regions.

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

     THE BROWNSVILLE TERMINAL FACILITY. The Company's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage and mixing tanks, four mixed product truck loading racks, one specification product propane loading rack and two racks capable of receiving LPG delivered by truck. The truck loading racks are linked to a computer-controlled loading and remote accounting system. The Brownsville Terminal Facility also contains a railroad spur not yet in service.

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on October 15, 2003. The Brownsville Lease contains a pipeline easement to the Brownsville Navigation District oil dock.

     The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment (as defined below). The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants of the Brownsville Lease, the leasehold improvements made to the Brownsville Terminal Facilities by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants of the Brownsville Lease, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     THE PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Union Carbide Corporation ("Union Carbide"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's LaGloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. As provided for in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party.

     The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the "Pipeline Lease Amendment"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. As of July 31, 1998, Seadrift had yet to make certain improvements which the Company believes were the basis of the increase in rent required under the Pipeline Lease Amendment ("Basic Improvements"). Accordingly, Seadrift has continued to invoice the Company, and the Company has continued to make lease payments to Seadrift as prescribed under the Pipeline Lease. The Company further believes that the term of the Pipeline Lease Amendment shall commence upon the completion of the Basic Improvements and terminate fifteen years thereafter. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has not made all payments required by the lease agreements. Approximately $45,000 is owed under the Pipeline Lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The August 1998 through October 1998 monthly Pipeline Lease payments are outstanding.

     Present Pipeline capacity is approximately 265 million gallons per year. In fiscal year 1998, the Company transported 88.5 million gallons of LPG through the Pipeline. The Company can increase the Pipeline's capacity through the installation of additional pumping equipment.

     DISTRIBUTION. Historically, all of the LPG from the Pipeline has been delivered to the Company's customers at the Brownsville Terminal Facility and then transported by truck to the U.S. Rio Grande Valley and northeast Mexico either by the customers or by the Company on behalf of the customers. The Company is currently considering constructing extensions to the Pipeline from the Brownsville Terminal Facility to the Brownsville Navigation District oil dock and to the railroad spur located at the Brownsville Terminal Facility, which would enable the Company to transport LPG by ocean-going vessels and by railcar to customers in Mexico, the United States or elsewhere. The Company is also exploring the possibility of constructing a terminal facility in Matamoros, Mexico and a pipeline to connect such a terminal facility with the Brownsville Terminal Facility to enable the Company to transport LPG by pipeline directly into northeast Mexico for subsequent sale and distribution. The Company currently would be unable to fund any such construction without third-party equity financing

     On July 2, 1998, the Comision Regulador De Energia (the Mexican Energy Regulatory Commission) unanimously voted to issue Penn Octane de Mexico, S.A. de C.V. ("PennMex") a permit to transport LPG for the route between El Sabino (North Rio Bravo) and the City of Matamoros, State of Tamaulipas, Mexico. Pursuant to an option, the Company has the right to acquire for a nominal sum ownership of PennMex, a Mexican company which has had minimal operations since its inception and is owned 90% by Jorge R. Bracamontes, an officer and director of the Company, to pursue opportunities in Mexico other than CNG. The Company is currently awaiting the United States Presidential permit, which would allow the Company to transport LPG from the route between the Brownsville Terminal Facility and El Sabino. Upon receipt of this permit and adequate third-party or equity financing, the Company plans to construct a pipeline connecting the Brownsville Terminal Facility to Matamoros, Mexico.

     The Company owns 14 trailers, which are approved for the transport of petrochemicals over U.S. roadways. These trailers have been used to transport LPG on behalf of PMI from the Brownsville Terminal Facility to points of distribution in northeast Mexico.

     In November 1997, the Company entered into a lease arrangement with Auto Tanques Nieto ("Nieto") to lease the Company's trailers to be used in connection with transporting LPG from the Brownsville Terminal Facility to points of distribution in Mexico. Nieto is one of Mexico's largest transportation companies and provides transportation services to PMI for the LPG purchased from the Company.

     LPG SALES AGREEMENT. Since July of 1994, the Company has been a supplier of LPG to PMI, which, under current Mexican law, has exclusive responsibility for importing LPG into Mexico. PMI is the Company's largest customer, with sales of LPG to PMI accounting for 96%, 95% and 95% of the Company's total revenues for the fiscal years ended July 31, 1996, 1997 and 1998, respectively. The Company and PMI have entered into a sales agreement (the "PMI Sales Agreement") for the period from October 1, 1998 through September 30, 1999, under which PMI has committed to purchase from the Company a minimum volume of LPG each month, mixed to PMI's specifications, subject to seasonal variability, with a total committed minimum annual volume of 69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 through September 30, 1998. Under the PMI sales agreement during the period from October 1, 1997 through September 30, 1998, actual volume sold was approximately 94 million gallons, approximately 36% over the committed minimum requirements.

     DEREGULATION OF THE LPG MARKET IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petr leo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to completely deregulate the LPG market. Upon the completion of such deregulation, the Company expects to be able to import LPG into Mexico for sale directly to independent distributors. Pursuant to the PMI Sales Agreement upon deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the PMI Sales Agreement. Depending on the outcome of any such renegotiation, the Company expects to either (i) enter into contracts directly with LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the PMI Sales Agreement to account for the effects of such deregulation.

     LPG SUPPLY. Historically, the Company has purchased LPG from Exxon, mixed to PMI's specifications, at variable posted prices below those provided for in the PMI sales agreement thereby providing the Company with a fixed margin over the cost of LPG. From June 1995 to July 1996, and from November 1, 1996 to early November 1997, PMI purchased LPG from Exxon on the Company's behalf under the terms of the Company's supply agreement with Exxon. PMI invoiced the Company for the LPG at the price paid to Exxon and title to the LPG passed to the Company as the LPG entered the Pipeline. In November 1997, the Company obtained a $6.0 million credit facility (the "RZB Credit Facility") with RZB Finance, L.L.C. ("RZB Finance") which was increased to $7.0 million in April 1998, and which can be terminated at any time by RZB. As a result of the RZB Credit Facility, PMI no longer provides any financing on behalf of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Arrangements." Since October 1998, the Company and Exxon have entered into monthly supply agreements pursuant to which Exxon agreed to provide minimum volumes of LPG to the Company under terms similar to the PMI Sales Agreement. The Company believes it has access to an adequate supply of LPG to satisfy the requirements of PMI under the PMI Sales Agreement. The LPG purchased from Exxon is delivered to the Company at the opening of the Pipeline in Kleberg County, Texas, and then transported through the Pipeline to the Brownsville Terminal Facility.

     The Company is also able to purchase LPG from suppliers other than Exxon for distribution through the Pipeline. In determining whether any other suppliers will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease Amendment.

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

     COMPANY CNG PRODUCTS AND SERVICES. In March 1997, the Company entered the business for the design, construction, installation and maintenance of equipment for CNG fueling stations after purchasing certain assets from, and hiring personnel formerly employed by WTI, a company previously engaged in such operations. See note D to Consolidated Financial Statements. Equipment comprising a CNG fueling station typically consists of a compressor skid package (engine, compressor and cooler), dispensing equipment, storage bottles and gas dryers.

     Prior to July 31, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for the New York City Department of Transportation (NYDOT) (total contract amount of approximately $1.5 million) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). On October 14, 1998, a complaint was filed by Amwest under Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made by Amwest performance and payment bonds in response to claims for services provided by suppliers, laborers and other materials and work to complete the NYDOT contract. The Company is currently considering its legal options in relation to Amwest's complaint and may pursue a counterclaim. In connection with the Orange County contract, Orange County had filed suit against the Company and the parties subsequently reached a settlement agreement (see notes G, O and T to the Company's Consolidated Financial Statements).

     The Company has not entered into any CNG contracts subsequent to July 31, 1998.

     CNG OPERATIONS. Since 1997, the Company has been engaged in the provision of equipment and services to the CNG industry. The Company's CNG capabilities have included the design, packaging, construction, operation and maintenance of CNG fueling stations.

     Due to the current financial condition of the Company and the additional capital required to pursue CNG operations in Mexico, the Company is currently reassessing its CNG business strategy including the possible disposition of some or all of the Company's CNG assets. As of the date of this Report, the Board has not definitely determined whether to continue or dispose of the Company's CNG business.

COMPETITION

     LPG. The Company competes with several major oil and gas and trucking companies for the export of LPG from Texas to northeastern Mexico. In many cases these companies own or control their LPG supply and have significantly greater financial and human resources than the Company.

     The Company competes in the supply of LPG on the basis of price. As such, LPG providers who own or control their LPG supply may have a competitive advantage over the Company. Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum product; however, at certain times of the year, trucking companies may reduce their rates to levels lower than those charged by the Company. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the Pipeline provides a transportation cost advantage over the Company's trucking competitors.

     The Company believes that its Pipeline and the location of the Brownsville Terminal Facility leave it well positioned to successfully compete for LPG supply contracts with PMI and upon deregulation of the Mexican LPG market with local distributors in northeast Mexico.

     CNG. As described above, due to the current financial condition of the Company and the additional capital required to pursue CNG operations in Mexico, the Company is currently reassessing its CNG business strategy, including the possible disposition of some or all of the Company's CNG assets. In making its determination of whether to continue or dispose of its CNG business, the Company will carefully consider, in addition to its current financial condition, its competition in the CNG business as well as the potential success of CNG operations in Mexico.

     Several companies offer products and services that compete directly with the Company's provision of CNG equipment and services, including the design, packaging, construction and maintenance of equipment for CNG fueling stations. If the market for CNG-fueled vehicles develops as anticipated by the Company, it is likely that new competitors will enter the market. The Company competes for the provision of equipment and services to the CNG industry principally on the basis of price and product performance. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

     In order to meet the emissions standards that have been established by United States and Mexican federal and state mandates over the past several years, several alternative fuels in addition to CNG are being used or have been proposed for use in alternative fuel vehicles. These include electricity, LPG, methanol, ethanol, hydrogen, reformulated gasoline and liquefied natural gas. Each of these other fuels has comparative advantages and disadvantages over CNG and each is expected to occupy part of the market for alternative fuels. In addition, research is being conducted to develop a gasoline-powered engine that would compete with alternative fuel vehicles in emissions, the successful development of which could impact the size of the alternative fuels market.

ENVIRONMENTAL  AND  OTHER  REGULATIONS

     The operations of the Company are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although the Company believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, the Company is unable to predict with certainty the ultimate cost of compliance with their requirements and their effect on the Company's operations and business prospects.

     The Company's Brownsville Terminal Facility operations are subject to regulation by the Texas Railroad Commission. The Company believes it is in compliance with all applicable regulations of the Texas Railroad Commission.

EMPLOYEES

     As of July 31, 1998, the Company had 21 employees, including two in finance, eight in sales and administration, three in design, and eight in production. In addition, the Company occasionally retains subcontractors and consultants in connection with its operations.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

ITEM  2.     PROPERTIES.

     As  of July 31, 1998, the Company owned or leased the following facilities:

                                                                           APPROXIMATE         LEASED OR
LOCATION                                 TYPE OF FACILITY                      SIZE              OWNED
Brownsville, Texas            Pipeline and Storage Facility, On-site                31 acres  Leased(1)(2)
                              Administrative Offices

Brownsville, Texas            Brownsville Terminal Facility Building      19,200 square feet  Owned(1)(2)

Extending from Kleberg        Seadrift Pipeline                                    132 miles  Leased(2)(3)
County, Texas to Cameron
County, Texas

Santa Fe Springs, California  CNG Manufacturing Facilities and        17,347 square feet and  Leased(2)(4)
                              Administrative Offices                       4,000 square feet

Redwood City, California      Penn Octane Corporation Headquarters         1,559 square feet  Leased(2)(5)

________________
(1)     The  Company's lease with respect to the Brownsville Terminal Facility expires on October 15, 2003

(2)     Pursuant  to  a $7.0 million credit facility, the Company has granted a mortgage security interest and  assignment  in  any  and  all  of  the  Company's  real property, buildings, pipelines, fixtures, and interests  therein,  including,  without  limitation,  the lease agreement with the Navigation District of
Cameron  County,  Texas,  and  the Pipeline Lease.  See "Management's Discussion and Analysis of Financial
Condition  and  Results  of  Operation  -  Liquidity  and  Capital  Resources  -  Credit  Arrangements."

(3)     The  Company's  lease  with  Seadrift  expires  on  March  31,  2013.

(4)     The  Company's  lease  with  respect  to  the  Santa  Fe  Springs,  California  facilities expired
December  31,  1997.  The Company utilized the facilities under a month to month arrangement under similar terms and conditions through October 31, 1998.  Effective November 1, 1998, the Company entered into a new lease  agreement  for  approximately  1,500  square  feet  of  Administrative Offices in Santa Fe Springs,
California.  The Company no longer maintains  CNG  manufacturing  facilities.

(5)     The  Company's lease with respect to its headquarters offices is in the name of Jerome B. Richter, the  Company's  Chairman, President and Chief Executive Officer.  The lease expires on September 30, 1999.

For information concerning the Company's operating lease commitments, see note O to the Consolidated Financial Statements.

ITEM  3.     LEGAL  PROCEEDINGS.

     On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville ("IBC-Brownsville"), a Texas state banking association, seeking (i) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's property granted as collateral thereunder consisting of significantly all of the Company's business and assets; (ii) declaratory relief with respect to the credit facility; and (iii) an award for damages and attorneys' fees. After completion of an arbitration proceeding, on February 28, 1996, the 197th District Court in and for Cameron County, Texas entered judgment (the "Judgment") confirming the arbitral award to the Company by IBC-Brownsville. IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997 to appeal the Judgment. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. The Court has not ruled on the IBC-Brownsville request for rehearing. A decision is expected by December 31, 1998. As of July 31, 1998, the net amount of the award is approximately $3.4 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable to IBC-Brownsville which is included in the Consolidated Financial Statements, less attorneys' fees.

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

     On June 26, 1996, IBC-Brownsville filed a suit against the Company (Case No. 96-06-3502) in the 357th Judicial District Court of Cameron County alleging that the Company, in filing the Judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Judgment against it prevented it from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On September 23, 1996, the court entered the Judgment on behalf of the Company, and indicated in a preliminary ruling that the Company was privileged in filing the Judgment to clear title to its assets.

     On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mr. Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mr. Mark Casaday, and Mr. Jorge Bracamontes; and interference with contract against Mr. Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran in the 164th District Court of Harris County, Texas and on September 30, 1998, Mr. Duran filed a Fourth Amended Original Petition. Mr. Duran is seeking judgment against the Company and Messrs. Richter, Casaday and Bracamontes for damages in excess of $12.0 million, including prejudgment interest as provided for by law, and attorneys' fees and such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

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

     On February 13, 1998, County Sanitation Districts of Orange County, California (Orange County) filed a suit (Case No. 790409) in the Superior Court of the State of California asserting the following claims: specific performance, possession of personal property and damages and breach of contract against the Company and PennWilson, CNG, Inc.; fraud/misrepresentation, negligent misrepresentation and interference with contract against the Company, PennWilson, CNG, Inc., Penn CNG Holdings, Inc., Michael Jadeski, an employee of the Company and John Weber and James Antinone, former employees of the Company. Orange County was seeking judgment against the Company and PennWilson CNG, Inc. for delivery of the equipment under the contract or the contract value of $251,494, consequential damages, costs of suit, interest, incidental damages and other relief. Orange County was also seeking from all defendants general, special, exemplary and punitive damages and costs of suit and other relief. On April 23, 1998, the suit was settled whereby the Company agreed to repay Orange County $202,812 plus interest thereon (10% per annum). As of July 31, 1998 the Company had made all payments due under the settlement and Orange County subsequently released the Company from any further obligations.

     On October 14, 1998, a complaint was filed by Amwest naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made by Amwest from the performance and payment bonds in response to claims for services provided by suppliers, laborers and other materials and work to complete the NYDOT contract. The Company is currently considering its legal options in relation to Amwest's complaint and may pursue a counterclaim.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     For further information concerning the aforementioned legal proceedings, see note O to the Consolidated Financial Statements.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the year ended July 31, 1998 the Company did not hold an annual meeting of stockholders. The Company intends to hold its next annual meeting during the year ending July 31, 1999.

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

                                   LOW     HIGH
                                  ------  ------
FISCAL YEAR ENDED JULY 31, 1997:
First Quarter. . . . . . . . . .  $2.375  $4.625
Second Quarter . . . . . . . . .   1.750   4.000
Third Quarter. . . . . . . . . .   2.250   4.063
Fourth Quarter . . . . . . . . .   2.125   4.938

FISCAL YEAR ENDED JULY 31, 1998:
First Quarter. . . . . . . . . .  $4.750  $7.000
Second Quarter . . . . . . . . .   4.250   6.000
Third Quarter. . . . . . . . . .   3.750   5.750
Fourth Quarter . . . . . . . . .   3.625   5.750

     On October 30, 1998, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $1.44 per share. On October 30, 1998, the Company had 9,952,673 shares of common stock outstanding and approximately 314 holders of record of the common stock.

     The Company has not paid and does not intend to pay any dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

     On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share. On June 10, 1994 the Company declared a 2-for-1 stock split. The preferred stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of preferred stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred stockholders to convert the shares of preferred stock and release all rights with respect to the preferred stock. In January 1998, all 270,000 shares of the preferred stock were converted into an aggregate of 999,910 shares of common stock of the Company. The issuance of the additional 100,000 common shares was recorded as a preferred stock dividend in the amount of $225,000 at January 30, 1998.

ITEM  6.     SELECTED  FINANCIAL  DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 1998, have been derived from the Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. All information is in thousands, except per share data.

                                              Year  Ended  July  31,
                                 --------------------------------------------------
                                   1994      1995      1996       1997       1998
                                 --------  --------  --------  ----------  --------
Revenues. . . . . . . . . . . .  $ 475(1)  $14,787   $26,271   $30,367(2)  $32,266
Loss from continuing operations   (1,234)   (2,047)     (724)     (2,923)   (3,744)
Loss per common share . . . . .     (.37)     (.47)     (.14)       (.48)     (.43)
Total assets. . . . . . . . . .    6,747     6,159     5,190       5,496     6,698
Long-term obligations . . . . .    1,589        95     1,060       1,113        60

(1) The Company's principal operations commenced during the year ended July 31, 1995.
(2) Includes the operations of PennWilson for the period from February 12, 1997 (date of incorporation) through July 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1998) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997 have been included in the Company's results of operations for fiscal 1997 and 1998 discussed below. To date, there has been no significant activity associated with the operations of Holdings or Estacion.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG and, since 1997, the provision of equipment and services to the CNG industry. Beginning July 1994, the Company has bought and sold LPG for distribution into northeast Mexico and the U.S. Rio Grande Valley.

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. In fiscal 1998, the Company derived approximately 95% of its revenues from sales of LPG, of which sales to PMI accounted for nearly 100% of total LPG sales.

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from WTI, a company engaged in the engineering, design and construction of equipment for turnkey CNG fueling stations. In connection with this acquisition, the Company paid $394,000 and is committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and is reflected as such in the Company's consolidated financial statements beginning in fiscal 1997.

     The Company's CNG revenues were previously derived from contracts awarded on a fixed-price, as-completed basis. Currently, the Company is no longer actively pursuing contracts to construct CNG equipment for sale to third parties. Due to the current financial condition of the Company and the additional capital required to pursue CNG operations in Mexico, the Company is currently reassessing its CNG business strategy including the possible disposition of some or all of the Company's CNG assets. As of the date of this Report, the Board has not definitively determined whether to continue or dispose of the Company's CNG business.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on variable posted prices that provide the Company with a fixed margin. Costs included in costs of goods sold other than the purchase price of LPG may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from Exxon and resold to PMI could result in unanticipated costs.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for fiscal 1996, 1997 and 1998.

                         Fiscal Year Ended July 31,
                         --------------------------
                             1996   1997   1998
                             -----  -----  -----
Volume Sold
  LPG (millions of gallons)   65.4   61.7   88.5

Average sales price

  LPG (per gallon). . . . .  $0.40  $0.48  $0.35

RESULTS  OF  OPERATIONS

     YEAR  ENDED  JULY  31,  1998  COMPARED  WITH  JULY  31,  1997

     Revenues. Revenues for fiscal 1998 were $32.3 million compared with $30.4 million for fiscal 1997, an increase of $1.9 million or 6.3%. Of this increase
(i) $877,257 related to the Company's LPG business; $9.3 million was attributable to increased volume of LPG sold in fiscal 1998, partially offset by a decrease in average sales price for LPG in fiscal 1998 resulting in a decrease in sales of $8.4 million; and (ii) $801,580 was attributable to revenues from sales of equipment for CNG fueling stations. The increase in volume of LPG sales in fiscal 1998 was partially due to the lack of sales to PMI during the first two months of fiscal 1997 due to the expiration of the Company's sales agreement with PMI on July 31, 1996. Sales of LPG to PMI totaled $3.7 million (8.8 million gallons) for the first two months of fiscal 1998.

     Cost of sales. Cost of sales for fiscal 1998 was $30.9 million compared with $29.7 million for fiscal 1997, an increase of $1.2 million or 4.0%. Of this increase, $1.4 million was attributable to costs associated with sales of equipment for CNG fueling stations, partially offset by net reduction of costs associated with the Company's LPG business of approximately $300,000 ($8.4 million was attributable to a decrease in average purchase price for LPG purchased in fiscal 1998, offset by the increase in volume of LPG sold in fiscal 1998, resulting in an increase in cost of goods sold of $8.1 million).

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.5 million in fiscal 1998 compared with $3.4 million in fiscal 1997, an increase of $1.1 million or 32.4%. This increase was primarily attributable to $589,364 of costs associated with the operations of the CNG business, litigation and other legal matters ($250,570), payroll related costs ($274,046) registration costs ($150,000), costs for warrants issued ($160,000), and reserve for interest receivable from the President and a related party ($223,000) partially offset by reductions of $838,000 of compensation associated with the issuance of warrants to an employee and a consultant in fiscal 1997.

     Asset  Impairment  Loss.  In  accordance  with  the  Statement of Financial
Accounting Standards No. 121 (SFAS 121), the Company recorded an asset impairment loss related to its CNG long-lived assets of $400,000 for the year ended July 31, 1998.

     Other income and expenses, net. Other income (expense), net was ($269,033) in fiscal 1998 compared with ($163,290) in fiscal 1997.

     Income tax. Due to the net losses for fiscal 1998 and fiscal 1997, there was no income tax expense in either year. At July 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.8 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

YEAR  ENDED  JULY  31,  1997  COMPARED  WITH  JULY  31,  1996

     Revenues. Revenues for fiscal 1997 were $30.4 million compared with $26.3 million for fiscal 1996, an increase of $4.1 million or 15.6%. Of this increase
(i) $4.9 million was attributable to increased average sales price for LPG in fiscal 1997 partially offset by a decrease in volume of LPG sold in fiscal 1997 resulting in a decrease in sales of $1.5 million, and (ii) $663,000 was attributable to revenues from sales of equipment for CNG fueling stations. The decrease in volume of LPG sales in fiscal 1997 resulted from the lack of sales to PMI during the first two months of fiscal 1997 due to the expiration of the Company's sales agreement with PMI on July 31, 1996. Sales of LPG to PMI totaled $3.5 million (9.6 million gallons) for the first two months of fiscal 1996.

     Cost of sales. Cost of sales for fiscal 1997 was $29.7 million compared with $25.0 million for fiscal 1996, an increase of $4.7 million or 18.8%. Of this increase (i) $5.1 million was attributable to an increased average purchase price for LPG purchased in fiscal 1997 partially offset by the reduction in volume of LPG sold in fiscal 1997 resulting in a decrease in cost of goods sold of $897,000, and (ii) $547,000 was attributable to costs associated with sales of equipment for CNG fueling stations.

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

     Other income and expense, net. Other income (expense), net was ($163,290) in fiscal 1997 compared with $220,886 in fiscal 1996. Income in fiscal 1996 included an award from litigation of $400,000.

     Income tax. Due to the net losses for fiscal 1997 and fiscal 1996, there was no income tax expense in either year. At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.6 million.

QUARTERLY  RESULTS  OF  OPERATIONS

     The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended July 31, 1998. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report. All information is in thousands, except per share data.

                                                        Quarter Ended
                      --------------------------------------------------------------------------------------------
                       Oct. 31,   Jan. 31,    Apr. 30,    July 31,    Oct. 31,   Jan. 31,    Apr. 30,    July 31,
                         1996       1997        1997        1997        1997       1998        1998        1998
                      ----------  ---------  ----------  ----------  ----------  ---------  ----------  ----------
Net revenues
                      $   2,546   $  13,513  $   8,021   $   6,287   $   8,188   $  10,107  $   7,868   $   6,103
Gross Profit
                           (206)        785        386        (317)        396       1,010        604        (614)
Net income (loss)
                           (687)        249        (99)     (2,386)       (124)        259        (43)     (3,836)
Earnings (loss) per
  common share
                      $    (.13)  $     .05  $    (.02)  $    (.37)  $    (.01)  $     .03  $    (.00)  $    (.39)
Earning (loss) per
  common share
  assuming dilution
                      $    (.13)  $     .04  $    (.02)  $    (.37)  $    (.01)  $     .02  $    (.00)  $    (.39)

     The net loss for the quarter ended July 31, 1998, was primarily attributable to increases in the following expenses: (1) warrants issued in connection with the registration rights agreement of $160,542, (2) the write-off of deferred registration costs of $385,491, (3) professional fees of $425,769,
(4) an allowance for uncollectable receivables of $38,880, (5) salary related costs of $77,000, (6) approximately $1.0 million of losses associated with the construction of CNG equipment for sale to third parties, (7) a $400,000 asset impairment loss associated with the Company's CNG assets, and (8) a reserve for the interest receivable from the President and a related party of $223,000.

     The net loss for the quarter ended July 31,1997 was primarily attributable to increases in the following selling, general and administrative expenses: (1) stock based compensation of $838,000, (2) PennWilson expenses of $125,000, (3) professional fees of $388,000, and (4) travel expenses of $125,000.

     Historically, the Company has received the majority of its total annual revenues during the months of October through March. Such pattern is attributable to the seasonal demand for LPG, which is typically greatest during the winter months of the second and third quarters of the Company's fiscal year. The Company's quarterly earnings may vary considerably due to the impact of such seasonality. Upon expiration of the Company's sales arrangement with PMI July 31, 1996, its primary customer, sales of LPG to PMI were interrupted during July 31, 1996 and September of 1996 pending the negotiation of a new sales contract that became effective in October 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has a deficit in working capital and stockholders' equity. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The  following  summary  table  reflects  comparative cash flows for fiscal
1996,  1997  and  1998.  All  information  is  in  thousands.

                                                 YEAR ENDED JULY 31,
                                           --------------------------------
                                             1996       1997        1998
                                           --------  ----------  ----------
Net cash used in operating activities . .  $(  808)  $(  1,847)  $(  1,065)
Net cash provided by (used in) investing.      347      (  514)   (  1,337)
 activities
Net cash provided by financing activities      769       2,027       2,528
                                           --------  ----------  ----------
Net increase (decrease) in cash . . . . .  $   308   $  (  334)  $     126
                                           ========  ==========  ==========

     The PMI Sales Agreement is effective for the period from October 1, 1998 through September 30, 1999 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 to September 30, 1998. During October and November 1998, the Company entered into monthly supply agreements with Exxon pursuant to which Exxon has agreed to supply minimum volumes of LPG to the Company. The Company believes it has access to an adequate supply of LPG from Exxon and other suppliers to satisfy the requirements of PMI under the PMI Sales Agreement. In determining whether any supplier will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease. The Company anticipates 10% - 15% lower gross margins on its LPG sales as a result of increased LPG costs beginning October 1998 compared with the previous agreements.

     On October 21, 1997, the Company announced that it was contemplating filing a registration statement with the SEC for the sale to the public of additional shares of its common stock. As of July 31, 1998, due to the overall market conditions and the uncertainty associated with any future sale to the public of additional shares of the Company's common stock, the Company expensed all previously deferred costs associated with the contemplated sale of common stock totaling $385,491.

     Pipeline Lease. The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the "Pipeline Lease Amendment"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. As of July 31, 1998, Seadrift had yet to make certain improvements which the Company believes were the basis of the increase in rent required under the Pipeline Lease Amendment ("Basic Improvements"). Accordingly, Seadrift has continued to invoice the Company, and the Company has continued to make lease payments to Seadrift as prescribed under the Pipeline Lease. The Company further believes that the term of the Pipeline Lease Amendment shall commence upon the completion of the Basic Improvements and terminate fifteen years thereafter. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has not made all payments required by the lease agreements. Approximately $45,000 is owed under the Pipeline Lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The August 1998 through October 1998 monthly Pipeline Lease payments are outstanding.

     Credit Arrangements. In connection with the PMI Sales Agreement, invoicing is to occur weekly. From November 1996 to early November 1997, the Company and PMI made an arrangement under which PMI provided financing on the Company's behalf under the terms of the Company's supply agreement with Exxon, the Company's main supplier. As a result of this arrangement, invoicing occurred on a monthly, rather than a weekly basis.

     On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, PMI no longer provides any financing on behalf of the Company, and the Company began invoicing PMI on a weekly basis.

     Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7.0 million. The Company believes that based on current market prices of LPG and LPG volume requirements under the PMI Sales Agreement, the RZB Credit Facility is adequate.

     In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P., the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of July 31, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $5.2 million of which $883,168 was being used to secure unpaid purchases from Exxon as of July 31, 1998. In addition, as of July 31, 1998, the Company had $991,823 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of July 31, 1998, the Company had unpaid invoices due from PMI totaling $1.09 million and cash balances maintained in the RZB Credit Facility collateral account of $31,221.

     During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired during August 1998.

     Private Placements and Other Transactions. During August 1997, warrants to purchase 75,000 shares of the Common Stock of the Company issued in connection with the private placement were exercised at prices below the original stated exercise price in exchange for a cash payment of $56,250, which the Company used for working capital, and cancellation of $75,000 of indebtedness from the private placement, plus accrued interest thereon.

     During August 1997, warrants to purchase a total of 430,000 shares of Common Stock were exercised, resulting in cash proceeds to the Company of $1.1 million. The proceeds of such exercises were used for working capital and repayment of Company debt.

     On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of Common Stock of the Company by an unrelated third party, the Company entered into a Registration Rights Agreement requiring that the Company either register the Common Stock issued upon exercise on or before February 1, 1998 or issue additional warrants to acquire up to 60,000 shares of common stock. In accordance with the Registration Rights Agreement, the Company issued warrants to purchase 60,000 shares of Common Stock to the unrelated third party at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

     On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of Common Stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes are unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum is due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. To date, the Company has not made the required June 30, 1998 quarterly interest and principal payment. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     Pursuant to the 1997 Stock Award Plan, in October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000.

     Effective April 7, 1998, the Company issued 258,163 shares of Common Stock in satisfaction of all principal and interest owing on the Secured Promissory
Note  which,  as  of  April  7,  1998,  totaled  $1.03  million.

     For a detailed listing of Common Stock and warrant transactions during fiscal 1996, 1997 and 1998, see Notes M and N to the Consolidated Financial Statements.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of $3,246,754. As of July 31, 1998, the net amount of the award is approximately $3.4 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable which is included in the Consolidated Financial Statements, less attorneys' fees. The Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). See " Legal Proceedings" and note O to the Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines and (vi) raise additional debt and/or equity capital. See note Q to the Consolidated Financial Statements.

     Year 2000 Date Conversion. Management has determined that the consequences of its Year 2000 issues will not have a material effect on the Company's business, results of operations, or financial condition.

FINANCIAL  ACCOUNTING  STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 supersedes APB Opinion No. 15 (Opinion No. 15), Earnings per Share, and requires the calculation and dual presentation of basic and diluted earnings per share (EPS), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS 128 became effective for financial statements issued for periods ending after December 15, 1997; earlier application was not permitted. Accordingly, EPS for the periods presented in the accompanying consolidated statements of operations are calculated under the guidance of SFAS 128.

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

     Not  Applicable.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


               Report of Independent Certified Public Accountants
               --------------------------------------------------

To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 1998. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note Q, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not achieved profitable operations,
2) outstanding litigation, 3) a deficit in working capital and stockholders' equity and 4) is delinquent under certain loan and lease agreements.
Management's plans in regard to these matters are described in note Q. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note B, the Company adopted the provisions of SFAS 123, "Accounting for Stock Based Compensation" during the year ended July 31, 1996 and SFAS 128, "Earnings per Share", during the year ended July 31, 1998. As discussed in note S, the Company adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ended July 31, 1997.





BURTON  McCUMBER  &  CORTEZ,  L.L.P.

Brownsville,  Texas
October  9,  1998

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                            JULY 31

                                             ASSETS

                                                                            1997        1998
                                                                         ----------  ----------
Current Assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   31,142  $  157,513
 Trade accounts receivable, less allowance for doubtful accounts of
 $53,406 and $418,796  (note G) . . . . . . . . . . . . . . . . . . . .     281,500   1,195,571
 Related party receivables (note E) . . . . . . . . . . . . . . . . . .     171,601          82
 Costs and estimated earnings in excess of billings on uncompleted
 contracts (notes B8 and G) . . . . . . . . . . . . . . . . . . . . . .     196,888           -
 Inventories (notes B1 and G) . . . . . . . . . . . . . . . . . . . . .     795,797     377,097
 Prepaid expenses and other current assets. . . . . . . . . . . . . . .      83,082      95,775
                                                                         ----------  ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . .   1,560,010   1,826,038
Property, plant and equipment - net (notes B2 and F). . . . . . . . . .   3,185,148   4,119,437
Lease rights (net of accumulated amortization of $432,765 and $478,560)
(note B2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     721,274     675,479
Other non-current assets (notes B2, E and H). . . . . . . . . . . . . .      29,935      77,026
                                                                         ----------  ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,496,367  $6,697,980
                                                                         ==========  ==========

        The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                  JULY 31

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 1997             1998
                                                                            --------------  ---------------
Current Liabilities
 Current maturities of long-term debt (note L) . . . . . . . . . . . . . .  $   1,152,391   $    1,693,897
 Revolving line of credit (note O) . . . . . . . . . . . . . . . . . . . .        140,000          991,823
 Construction accounts payable (note K). . . . . . . . . . . . . . . . . .        121,801                -
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        481,348        2,050,575
 Billings in excess of costs and estimated earnings
 on uncompleted contracts (notes B8 and G) . . . . . . . . . . . . . . . .          7,596                -
 Borrowings from IBC-Brownsville (notes I and  O). . . . . . . . . . . . .        672,552          672,552
 Accrued liabilities                                                            1,055,237        1,555,261
                                                                            --------------  ---------------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      3,630,925        6,964,108
Long-term debt, less current maturities (note L) . . . . . . . . . . . . .      1,112,833           60,000
Commitments and contingencies (notes D, O and R) . . . . . . . . . . . . .              -                -
Stockholders' Equity (note M)
 Senior preferred stock-$.01 par value, 5,000,000 shares authorized;
 0 shares issued and outstanding at July 31, 1997 and 1998 . . . . . . . .              -                -
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 270,000 and 0 convertible shares issued and outstanding at July 31, 1997
 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,700                -
 Common stock-$.01 par value, 25,000,000 shares authorized;
 8,169,286 and 9,952,673 shares issued and outstanding at July 31,
 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         81,693           99,527
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     10,515,266       13,318,592
 Notes receivable from the president of the Company and a related
 party for exercise of warrants, less reserve of $0 and $223,000. . . . . .  (  2,834,865)    (  2,763,006)
 Accumulated deficit                                                         (  7,012,185)   (  10,981,241)
                                                                            --------------  ---------------
   Total stockholders' equity                                                     752,609         (326,128)
                                                                            --------------  ---------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $   5,496,367   $    6,697,980
                                                                            ==============  ===============

        The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED JULY 31

                                                                   1996           1997            1998
                                                               ------------  --------------  --------------
Revenues (note B8). . . . . . . . . . . . . . . . . . . . . .  $26,270,673   $  30,367,134   $  32,266,419
Cost of goods sold                                              24,978,265      29,718,734      30,869,987
                                                               ------------  --------------  --------------
 Gross profit . . . . . . . . . . . . . . . . . . . . . . . .    1,292,408         648,400       1,396,432
Selling, general and administrative expenses
 Commissions. . . . . . . . . . . . . . . . . . . . . . . . .      341,464               -               -
 Legal and professional fees. . . . . . . . . . . . . . . . .      789,761       1,075,824       1,348,388
 Salaries and payroll related expenses. . . . . . . . . . . .      548,409         707,884       1,092,889
 Stock based compensation (note N). . . . . . . . . . . . . .            -         837,600               -
 Travel . . . . . . . . . . . . . . . . . . . . . . . . . . .      143,102         229,506         208,466
 Other (note P) . . . . . . . . . . . . . . . . . . . . . . .      414,666         556,955       1,821,712
Asset impairment loss (notes B and F) . . . . . . . . . . . .            -               -         400,000
                                                               ------------  --------------  --------------
                                                                 2,237,402       3,407,769       4,871,455
                                                               ------------  --------------  --------------
 Operating (loss) . . . . . . . . . . . . . . . . . . . . . .   (  944,994)   (  2,759,369)   (  3,475,023)
Other income (expense)
 Interest expense . . . . . . . . . . . . . . . . . . . . . .   (  259,608)     (  239,431)     (  502,054)
 Interest income. . . . . . . . . . . . . . . . . . . . . . .        4,161          71,893         233,021
 Other income . . . . . . . . . . . . . . . . . . . . . . . .       76,333           4,248               -
 Award from litigation (note O) . . . . . . . . . . . . . . .      400,000               -               -
                                                               ------------  --------------  --------------
   Net (loss) before taxes. . . . . . . . . . . . . . . . . .   (  724,108)   (  2,922,659)   (  3,744,056)
Provision for income taxes (notes B3 and J) . . . . . . . . .            -               -               -
                                                               ------------  --------------  --------------
   Net (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $(  724,108)  $(  2,922,659)  $(  3,744,056)
                                                               ============  ==============  ==============
(Loss) per common share and (loss) per common share assuming
 dilution (notes B4 and C). . . . . . . . . . . . . . . . . .  $   (  0.14)  $     (  0.48)  $     (  0.43)
                                                               ============  ==============  ==============
Weighted average common shares outstanding. . . . . . . . . .    5,130,191       6,144,724   $   9,235,299
                                                               ============  ==============  ==============

        The accompanying notes are an integral part of these statements.

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE YEARS ENDED JULY 31

                                                                 1996                1997                 1998
                                                         ------------------  ------------------  -----------------------
                                                          Shares    Amount    Shares    Amount     Shares       Amount
                                                         ---------  -------  ---------  -------  -----------  ----------
SENIOR PREFERRED STOCK. . . . . . . . . . . . . . . . .          -  $     -          -  $     -           -   $       -
                                                         =========  =======  =========  =======  ===========  ==========
PREFERRED STOCK
 Beginning balance. . . . . . . . . . . . . . . . . . .    270,000  $ 2,700    270,000  $ 2,700     270,000   $   2,700
 Conversion of 270,000 shares of Preferred Stock
  to 899,910 shares of Common Stock on
  January 30, 1998. . . . . . . . . . . . . . . . . . .          -        -          -        -  (  270,000)   (  2,700)
                                                         ---------  -------  ---------  -------  -----------  ----------
 Ending balance . . . . . . . . . . . . . . . . . . . .    270,000  $ 2,700    270,000  $ 2,700           -   $       -
                                                         =========  =======  =========  =======  ===========  ==========
COMMON STOCK
 Beginning balance. . . . . . . . . . . . . . . . . . .  5,065,000  $50,650  5,205,000  $52,050   8,169,286      81,693
 Issuance of 40,000 shares of common stock for
  services and settlement of accrued liability. . . . .     40,000      400          -        -           -           -
 Issuance of common stock upon exercise of
  warrants on February 16, 1996, in exchange for
  future legal services . . . . . . . . . . . . . . . .    100,000    1,000          -        -           -           -
 Issuance of common stock for services in January  1997          -        -     10,000      100           -           -
 Issuance of common stock in connection with
  Exchange Agreements between the  Company
  and certain warrant holders to purchase shares of
  common stock in the Company . . . . . . . . . . . . .          -        -    164,286    1,643           -           -
 Issuance of common stock upon exercise of
  warrants on April 1, 1997, in connection with
  retirement of $250,000 debt obligations . . . . . . .          -        -    250,000    2,500           -           -
 Issuance of common stock upon exercise of
  warrants in April 1997, in exchange for
  settlement of $46,759 of outstanding contractor
  payables. . . . . . . . . . . . . . . . . . . . . . .          -        -     25,000      250           -           -
 Issuance of common stock upon exercise of
  warrants during April 1997, in exchange for
  promissory note . . . . . . . . . . . . . . . . . . .          -        -  2,200,000   22,000           -           -
 Issuance of common stock upon exercise of
  warrants during March 1997, in exchange for
  promissory note . . . . . . . . . . . . . . . . . . .          -        -     15,000      150           -           -
 Issuance of common stock upon exercise of
  warrants during April 1997. . . . . . . . . . . . . .          -        -    300,000    3,000           -           -
Issuance of common stock upon exercise of
  warrants during August 1997, in connection with
  retirement of $75,000 debt obligation . . . . . . . .          -        -          -        -      75,000         750
Issuance of common stock upon exercise of
  warrants during August 1997 . . . . . . . . . . . . .          -        -          -        -     430,000       4,300
   Issuance of common stock in September 1997 in
  exchange for settlement of $113,000 of
  outstanding consulting fees . . . . . . . . . . . . .          -        -          -        -      20,314         203
Conversion of 270,000 shares of preferred stock
  to 899,910 shares of common stock on
  January 30, 1998. . . . . . . . . . . . . . . . . . .          -        -          -        -     899,910       8,999
Dividend of 100,000 shares of common stock
  paid upon conversion of 270,000 shares of
  preferred stock to 899,910 shares of common
  stock on January 30, 1998 . . . . . . . . . . . . . .          -        -          -        -     100,000       1,000
Issuance of common stock in April 1998 in
  connection with retirement of $1,032,652 debt
  obligations . . . . . . . . . . . . . . . . . . . . .          -        -          -        -     258,163       2,582
                                                         ---------  -------  ---------  -------  -----------  ----------
Ending balance. . . . . . . . . . . . . . . . . . . . .  5,205,000  $52,050  8,169,286  $81,693   9,952,673   $  99,527
                                                         =========  =======  =========  =======  ===========  ==========

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                    FOR THE YEARS ENDED JULY 31

                                                         1996            1997            1998
                                                    --------------  --------------  ---------------
                                                        Amount          Amount          Amount
                                                    --------------  --------------  ---------------
ADDITIONAL PAID-IN CAPITAL
 Beginning balance . . . . . . . . . . . . . . . .  $   5,637,965   $   5,954,565   $   10,515,266
 Issuance of common stock for notes,
   cancellation of commission agreements,
   services and payment on promissory note . . . .        238,600          13,200        1,142,867
 Conversion of preferred stock to common     stock              -               -         (  6,299)
 Dividends on preferred stock. . . . . . . . . . .              -               -          224,000
 Amortization of loan discount . . . . . . . . . .              -               -           75,000
 Grant of warrants for services. . . . . . . . . .         78,000         917,785                -
 Grant of warrants in connection with
  registration rights agreement. . . . . . . . . .              -               -          160,542
 Exercise of warrants in connection with
   retirement of debt. . . . . . . . . . . . . . .              -         494,009          136,516
 Exercise of warrants. . . . . . . . . . . . . . .              -       3,135,707        1,070,700
                                                    --------------  --------------  ---------------
 Ending balance. . . . . . . . . . . . . . . . . .  $   5,954,565   $  10,515,266   $   13,318,592
                                                    ==============  ==============  ===============
STOCKHOLDERS' NOTES
 Beginning balance . . . . . . . . . . . . . . . .  $           -   $           -   $ (  2,834,865)
 Notes receivable from the President and a
  related party for exercise of warrants, less
  reserve of $0 and $223,000 . . . . . . . . . . .              -    (  2,834,865)          71,859
                                                    --------------  --------------  ---------------
 Ending balance. . . . . . . . . . . . . . . . . .  $           -   $(  2,834,865)  $ (  2,763,006)
                                                    ==============  ==============  ===============
ACCUMULATED DEFICIT
 Beginning balance . . . . . . . . . . . . . . . .  $(  3,365,418)  $(  4,089,526)  $ (  7,012,185)
 Net loss for the year . . . . . . . . . . . . . .     (  724,108)   (  2,922,659)    (  3,744,056)
 Dividends on preferred stock. . . . . . . . . . .              -               -       (  225,000)
                                                    --------------  --------------  ---------------
 Ending balance. . . . . . . . . . . . . . . . . .  $(  4,089,526)  $(  7,012,185)  $(  10,981,241)
                                                    ==============  ==============  ===============

        The accompanying notes are an integral part of these statements.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                YEARS ENDED JULY 31

                                                                          1996            1997            1998
                                                                     --------------  --------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (  724,108)  $(  2,922,659)  $(  3,744,056)
Adjustments to reconcile net loss to net cash used in (provided by)
  operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .        414,412         448,019         249,584
 Amortization of lease rights . . . . . . . . . . . . . . . . . . .        115,404         115,404          45,795
 Non-employee stock based costs and other . . . . . . . . . . . . .        541,403         108,969          30,000
 Issuance of warrants in connection with registration rights
 agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -         160,542
 Loan discount. . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -          75,000
 Stock based compensation cost. . . . . . . . . . . . . . . . . . .              -         837,600               -
 Gain on sale of option . . . . . . . . . . . . . . . . . . . . . .      (  10,886)              -               -
 Asset impairment loss. . . . . . . . . . . . . . . . . . . . . . .              -               -         400,000
 Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . .              -               -           2,579
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -          71,859
Changes in current assets and liabilities:
 Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .      (  29,463)     (  252,037)     (  914,071)
 Related party receivable . . . . . . . . . . . . . . . . . . . . .              -      (  171,601)        171,519
 Interest receivable. . . . . . . . . . . . . . . . . . . . . . . .            495          26,233               -
 Costs and estimated earnings in excess of billings on uncompleted
 contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -      (  196,888)        196,888
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (  71,756)      (  74,746)        129,069
 Prepaid and other current assets . . . . . . . . . . . . . . . . .        113,322       (  35,272)      (  42,693)
 Construction and accounts payable. . . . . . . . . . . . . . . . .   (  1,201,307)     (  263,082)      1,510,125
 Advances from related party. . . . . . . . . . . . . . . . . . . .      (  67,977)              -               -
 Billings in excess of costs and estimated earnings
 on uncompleted contracts . . . . . . . . . . . . . . . . . . . . .              -           7,596        (  7,596)
 Other assets and liabilities, net. . . . . . . . . . . . . . . . .              -               -       (  47,091)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .        112,722         525,716         647,682
                                                                     --------------  --------------  --------------
   Net cash used in operating activities. . . . . . . . . . . . . .     (  807,739)   (  1,846,748)   (  1,064,865)
Cash flows from investing activities:
 Acquisition of inventory and fixed assets from WTI . . . . . . . .              -      (  394,000)              -
 NPEG note. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        790,843               -               -
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (  451,826)     (  120,017)   (  1,358,686)
 Sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . .              -               -          21,843
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,846               -               -
                                                                     --------------  --------------  --------------
   Net cash provided by (used in)  investing activities . . . . . .        346,863      (  514,017)   (  1,336,843)
Cash flows from financing activities:
 Revolving credit facilities. . . . . . . . . . . . . . . . . . . .              -         140,000         851,823
 Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . .      1,000,000       1,502,033       1,500,000
 Issuance of common stock . . . . . . . . . . . . . . . . . . . . .              -         516,073       1,131,250
 Shareholder notes. . . . . . . . . . . . . . . . . . . . . . . . .        100,000               -               -
 Reduction in debt. . . . . . . . . . . . . . . . . . . . . . . . .     (  198,252)     (  130,724)     (  954,994)
 Decrease in bank overdraft . . . . . . . . . . . . . . . . . . . .     (  133,133)              -               -
                                                                     --------------  --------------  --------------
   Net cash provided by financing activities. . . . . . . . . . . .        768,615       2,027,382       2,528,079
                                                                     --------------  --------------  --------------
     Net increase (decrease) in cash. . . . . . . . . . . . . . . .        307,739      (  333,383)        126,371
Cash at beginning of period . . . . . . . . . . . . . . . . . . . .         56,786         364,525          31,142
                                                                     --------------  --------------  --------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $     364,525   $      31,142   $     157,513
                                                                     ==============  ==============  ==============
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     308,458   $     165,964   $     404,883
                                                                     ==============  ==============  ==============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued (notes L,  M and N) . . . . . . .  $     318,000   $   4,004,756   $   1,740,242
                                                                     ==============  ==============  ==============

        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A  -  ORGANIZATION

          Penn Octane Corporation was formerly International Energy Development Corporation (IEDC) and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas
(LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG and has provided services and equipment to the compressed natural gas ( CNG) industry. Substantially all of the LPG sales volume since inception has been to PMI Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the Mexican state owned oil company.

          The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of its terminal facility in Brownsville, Texas (Brownsville Terminal Facility). Prior to such time, the Company was in the "development stage" until the business was established.

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

          In October 1997, the Company formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary. In February 1998, the Company formed PennWill, S.A. de C.V., Camiones Ecologicos, S.A. de C.V., Grupo Ecologico Industrial, S.A. de C.V., Estacion Ambiental, S.A. de C.V., Estacion Ambiental II, S.A. de C.V., and Serinc, S.A. de C.V. (collectively Estacion), all Mexican corporations. To date there has not been significant operations for any of these entities.

          BY-LAWS
          -------

          At the 1997 Annual Meeting of Stockholders of Penn Octane Corporation on May 29, 1997, the stockholders approved an amendment and restatement of Penn Octane Corporation's by-laws to, among other things, allow the Board of Directors of Penn Octane Corporation to amend the by-laws and to take certain other actions and to effect certain other matters without the further approval of the stockholders.

          BASIS  OF  PRESENTATION
          -----------------------

          The accompanying financial statements include the Company and its subsidiaries, PennWilson and Holdings (Company). All significant intercompany accounts and transactions are eliminated.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

          1.  INVENTORIES

          Inventories are stated at the lower of cost or market. For valuing propane and butane gas, the Company changed costing methods from the weighted average method to the first-in, first-out method for the year ended July 31, 1997. The Company determined that the first-in, first-out method was preferable for matching costs with revenues. The effect of this change in accounting method was immaterial to the consolidated financial statements. For valuing
CNG-related  inventory,  cost  is  determined  on the first-in, first-out basis.

          2. PROPERTY, PLANT AND EQUIPMENT, LEASE RIGHTS AND CONSULTING SERVICES CONTRACTs

          Property, plant and equipment are recorded at cost. Assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

LPG terminal, building and leasehold
improvements. . . . . . . . . . . . . .   19 years
Automobiles . . . . . . . . . . . . . .  3-5 years
Furniture, fixtures and equipment . . .  3-5 years
Trailers. . . . . . . . . . . . . . . .    8 years

          The lease rights, consulting services and service contracts are being amortized as follows:

Lease rights . . . . . . . . . . . .        19 years
Consulting services (note E) . . . .  41 - 48 months
Financial advisory services (note H)       12 months
Legal services (note H). . . . . . .       36 months

          Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

          The provisions of SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 1996 and 1997. For the year ended July 31, 1998, the Company recorded a $400,000 charge to operations for the impairment of long-lived assets relating to the CNG business. (see note F).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

          3.  INCOME  TAXES

          The Company will file a consolidated income tax return for the year ended July 31, 1998.

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

          4.  (LOSS)  PER  COMMON  SHARE

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

          8.  REVENUES  AND  COST  RECOGNITION

          Certain of the Company's work is performed under fixed-price contracts. Revenues are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

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

          The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of cost and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

          9.     STOCK-BASED  COMPENSATION

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

          The Company has elected under the guidance provided by SFAS 123 to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations.

          10.     RECLASSIFICATIONS

          Certain reclassifications have been made to prior year balances to conform to the current presentation.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  (LOSS)  PER  COMMON  SHARE

The  following  table  presents  reconciliations from (loss) per common share to
(loss) per common share assuming dilution (see notes M and N for the warrants and convertible preferred stock excluded because they are anti-dilutive):

                                          For the year ended July 31, 1996
                                      ----------------------------------------
                                         (Loss)        Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                      ------------  -------------  -----------
Net (loss) . . . . . . . . . . . . .  $(  724,108)              -           -
Less:  Dividends on preferred stock.            -               -           -
BASIC EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .   (  724,108)      5,130,191  $  (  0.14)
                                                                  ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . .            -               -           -
Convertible Preferred Stock. . . . .            -               -           -
DILUTED EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .  $(  724,108)      5,130,191  $  (  0.14)
                                      ============  =============  ===========

                                           For the year ended July 31, 1997
                                      ------------------------------------------
                                          (Loss)         Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount
                                      --------------  -------------  -----------
Net (loss) . . . . . . . . . . . . .  $(  2,922,659)              -           -
Less:  Dividends on preferred stock.              -               -           -
BASIC EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .   (  2,922,659)      6,144,724  $  (  0.48)
                                                                     ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . .              -               -           -
Convertible Preferred Stock. . . . .              -               -           -
DILUTED EPS
Net (loss) available to common
  stockholders . . . . . . . . . . .  $(  2,922,659)      6,144,724  $  (  0.48)
                                      ==============  =============  ===========

                                                   For the year ended July 31, 1998
                                              ------------------------------------------
                                                  (Loss)         Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                              --------------  -------------  -----------
Net (loss) . . . . . . . . . . . . . . . . .  $(  3,744,056)              -           -
Less:  Dividends on preferred stock. . . . .     (  225,000)              -           -
BASIC EPS
Net (loss) available to common stockholders.   (  3,969,056)      9,235,299  $  (  0.43)
                                                                             ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . . . . . .              -               -           -
Convertible Preferred Stock. . . . . . . . .              -               -           -
DILUTED EPS
Net (loss) available to common stockholders.  $(  3,969,056)      9,235,299  $  (  0.43)
                                              ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  D  -  COMPRESSED  NATURAL  GAS

          ACQUISITION  OF  ASSETS  FROM  WILSON  TECHNOLOGIES  INCORPORATED
          -----------------------------------------------------------------

          In connection with the Company's plans to enter the CNG fueling business, on March 7, 1997, PennWilson and Wilson Technologies Incorporated (Wilson), a leading supplier of CNG fueling stations engaged in the business of selling, designing, constructing, installing and servicing CNG fueling stations and related products for use in the CNG industry throughout the world, entered into an Interim Operating Agreement (the Arrangement). Under the terms of the Arrangement, effective as of February 17, 1997, PennWilson was granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson had not begun to perform, in exchange for monthly payments of $84,000, and royalty payments not to exceed $3,000,000 cumulatively, less certain adjustments, if any, based on 5% of net revenues. The arrangement provided that PennWilson was entitled to all revenues earned by PennWilson and by certain businesses of Wilson commencing as of February 17, 1997. In addition, Zimmerman Holdings Inc. (ZHI), the parent of Wilson, agreed to reimburse the Company for 50% of the net operating cash deficit of PennWilson, if any. In carrying out the business, PennWilson was also entitled to use the Wilson premises as well as available inventory of Wilson at cost plus 10% or any other amount mutually agreed upon by PennWilson and Wilson. The Arrangement was to have terminated on the earlier to occur of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition was not completed within 90 days, the Arrangement could be extended by PennWilson for up to three years.

          Simultaneously with the Arrangement, the Company, PennWilson, Wilson and ZHI entered into a purchase agreement (the Acquisition), whereby PennWilson would acquire certain assets, including trademarks and licenses, and certain ongoing businesses of Wilson, in exchange for the assumption of certain liabilities, a $3,000,000 contingent royalty note, a promissory note based upon certain operating expenses and a $220,000 convertible debenture issued by the Company. The Acquisition was subject to several conditions, including obtaining satisfactory restructuring of all of Wilson's obligations to creditors including the consent of such creditors to the proposed Acquisition.

          Effective as of March 21, 1997, the Arrangement was amended (the Amendment) so that PennWilson agreed to acquire $394,000 of Wilson's inventory and/or other assets to be paid for through the application of $294,000 previously paid under the Arrangement, plus other adjustments. In addition, PennWilson issued a promissory note in the amount of $100,000 to Wilson which is payable in equal annual installments of $20,000 plus interest at the prime rate (8.5% at July 31, 1998) beginning June 5, 1998. To date the Company has not made the required June 5, 1998 installment. Furthermore, the cumulative royalty to be paid to Wilson was reduced from $3,000,000 to $2,000,000, less certain adjustments. Also under the Amendment, effective June 1, 1997, the Company ceased making the monthly payment and assumed direct responsibility for expenses relating to the operation of Wilson's facilities, including the lease of the premises and the hiring of certain employees formerly employed by Wilson. Pursuant to the Amendment and except as provided for therein, the Arrangement and Acquisition were terminated effective as of March 21, 1997.

          The acquisition was accounted for as a purchase. Accordingly, the results of operations of PennWilson are included in the consolidated financial statements from the effective date of the acquisition.

          Proforma operating results for the years ended July 31, 1996 and 1997, as if the acquisition had been completed on August 1, 1995, are not available. However, WTI's revenues for the period from August 1, 1995 to March 21, 1997 were not material.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  E  -  RELATED  PARTIES

          DIRECTORS,  OFFICERS  AND  SHAREHOLDERS
          ---------------------------------------

          During the year ended July 31, 1996, the Company made advances to, and received advances from, three of the Company's nine directors. As of July 31, 1996, a director owed the Company a balance of $26,233 for interest on loans that the Company made to the director's related businesses. All previous loans and receivables from the director had been settled as of July 31, 1996 and the interest receivable referred to above was settled as of July 31, 1997.

          In March 1996 and April 1996, the Company received loans from two shareholders aggregating $1,000,000. The notes bear interest at 10% and had accrued interest at July 31, 1996 and 1997 of $35,833 and $32,662, respectively. During the year ended July 31, 1997, the Company paid interest totaling $98,794 and reduced the principal balance outstanding by $100,000. During September and October 1997, the Company repaid the amount owing on the loans (see note L).

          During March 1997, the Company received advances from its President in the amount of $85,000. This amount was repaid during April 1997.

          As of July 31, 1997, the Company had a receivable from a corporation owned by an officer of the Company in the amount of $171,601 of which approximately $130,000 was repaid in September 1997 (see note M for other related party transactions). During the year ended July 31, 1998, the Company paid that corporation $181,000 for Mexico related expenses incurred by that corporation on the Company's behalf.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  F  -  PROPERTY,  PLANT  AND  EQUIPMENT

          Property, plant and equipment consists of the following as of July 31:

                                         1997            1998
                                    --------------  --------------
LPG:
 Building. . . . . . . . . . . . .  $     173,500   $     173,500
 LPG terminal. . . . . . . . . . .      3,426,440       3,426,440
 Automobile and equipment. . . . .        378,039         391,138
 Office equipment. . . . . . . . .         22,202          35,738
 Capital construction in progress.              -          75,389
 Leasehold improvements. . . . . .        237,899         291,409

CNG:
 Furniture, fixtures and equipment        162,161         203,559
 Automobiles . . . . . . . . . . .         40,023           3,500
 Capital construction in progress.              -       1,041,434
 Leasehold improvements. . . . . .          8,575           8,575
                                    --------------  --------------
                                        4,448,839       5,650,682
Less: accumulated depreciation and
 amortization. . . . . . . . . . .   (  1,263,691)   (  1,531,245)
                                    --------------  --------------
                                    $   3,185,148   $   4,119,437
                                    ==============  ==============

          During May 1997, the Company amended (the Amendment) the Pipeline Lease with Seadrift to extend the term of the Pipeline Lease through March 31, 2013. The Amendment became effective on April 1, 1998. As a result of the Amendment, the Company changed the useful life of its LPG terminal assets, leasehold improvements and lease rights through the extension of the amended lease period (see note O). The effect of the change in estimate for the year ended July 31, 1998 was to decrease the Company's net loss by $284,068 and decrease the Company's loss per common share by $.03. At July 31, 1998, the Company determined that CNG related assets constructed by the Company and spare parts inventories (CNG capital construction in progress) should be written down to their net realizable value due to the uncertainty in the Company's strategy regarding the CNG business. The amount of the charge to operations was $400,000.

          Depreciation and amortization expense of property, plant and equipment totaled $414,412, $448,019 and $249,584 for the years ended July 31, 1996, 1997 and  1998,  respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  G  -  INVENTORIES  AND  COSTS  AND  BILLINGS  ON  UNCOMPLETED  CONTRACTS

          Inventories  consist  of  the  following  as  of  July  31:

                              1997       1998
                            ---------  --------
LPG
 Pipeline. . . . . . . . .  $ 406,371  $276,938
 LPG terminal. . . . . . .     86,180   100,159
CNG
 Raw material and supplies    199,519         -
 Work in progress. . . . .    103,727         -
                            ---------  --------

                            $ 795,797  $377,097
                            =========  ========

Costs and estimated earnings on uncompleted contracts consist of the following as of July 31:

                                                                             1997     1998
                                                                          ----------  -----
Uncompleted contracts consist of:
 Costs incurred on uncompleted contracts. .. . . . . . . . . . . . . . .  $ 488,560   $   -
 Estimated earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    101,294       -
                                                                          ----------  -----
                                                                            589,854       -
 Less: billings to date. . . . . . . . . . . . . . . . . . . . . . . . .    400,562       -
                                                                          ----------  -----
                                                                            189,292   $   -
                                                                          ==========  =====

Included in the accompanying balance sheet under the following captions:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts . . . . . . . . . . . . . . . . . .  $ 196,888   $   -
 Billings in excess of costs and estimated
   earnings on uncompleted contracts . . . . . . . . . . . . . . . . . .  (   7,596)      -
                                                                          ----------  -----
                                                                          $ 189,292   $   -
                                                                          ==========  =====

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  H  -  OTHER  ASSETS

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

          On July 31, 1996, the Company determined that the attorney would not be required to render future services. The Company has retained another attorney; therefore, the remaining balance was charged to operations. Other assets consist of the following at July 31:

                             1997     1998
                           -------  -------
Prepaid compensation cost  $18,000  $     -
Other . . . . . . . . . .   11,935   77,026
                           -------  -------
                            29,935  $77,026
                           =======  =======

NOTE  I  -  BORROWINGS  FROM  IBC-BROWNSVILLE

          The Company had short-term borrowings of $672,552 from International Bank of Commerce-Brownsville as of July 31, 1997 and 1998 (see note O).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  J  -  INCOME  TAXES

          At July 31, 1998, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

Year ending    Tax Loss
July 31      Carryforward
-----------  -------------
2009         $     930,000
2010             2,370,000
2012             2,279,000
2013             3,247,000
             -------------
             $   8,826,000
             =============

          Deferred  tax  assets  and  liabilities were as follows as of July 31:

                                             1997                    1998
                                   -----------------------  -----------------------
                                     Assets    Liabilities    Assets    Liabilities
                                   ----------  -----------  ----------  -----------
  263 and other inventory costs
Depreciation. . . . . . . . . . .  $        -  $         -  $        -  $    29,000
Capitalized start-up costs. . . .      15,000            -           -       21,000
Warranty reserves . . . . . . . .       3,000            -       1,000            -
Bad debt reserve. . . . . . . . .       1,000            -       5,000            -
Amortization of professional fees      19,000            -     142,000            -
Deferred compensation expense . .      58,000            -       8,000            -
Net operating loss carryforward .     318,000            -     469,000            -
                                    1,818,000            -   3,001,000            -
                                   ----------  -----------  ----------  -----------
                                    2,232,000            -   3,626,000       50,000
Less: valuation allowance
                                    2,232,000            -   3,626,000       50,000
                                   ----------  -----------  ----------  -----------
                                            -            -  $        -            -
                                   ==========  ===========  ==========  ===========

          Management believes that the valuation allowance reflected above is warranted because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  K  -  CONSTRUCTION  PAYABLES

          As of July 31, 1995, two companies: Lauren Constructors, Inc. (Lauren) and Thomas G. Janik & Associates, Inc. (Janik), had filed Mechanic's and Materialmen's Liens against the Company's Brownsville Terminal Facility. The Company was in litigation with Lauren and Janik but the parties reached a settlement agreement on June 21, 1995. Under the terms of the settlement agreement, the parties agreed to stay the pending legal proceedings provided the Company adhered to an agreed-upon payment schedule. The minimum monthly payment due according to the payment schedule was $34,445, which included interest at 12% per annum. In addition, the agreement provided for additional payments related to the monthly volume of gallons of LPG sold by the Company through its Brownsville Terminal Facility. At July 31, 1996, the principal amount owed Lauren and Janik was $360,145 and $77,689, respectively. Under terms of the settlement agreement, the Company was to have paid the remaining balance on August 15, 1996. The Company did not make the required payment but because the Company had complied with all other terms and conditions of the settlement agreement and had made combined principal and interest payments of $984,480 to Lauren and Janik, the parties agreed to extend the settlement agreement to April 14, 1997, under substantially similar terms and conditions. In exchange for this extension, the Company made an immediate lump sum payment of approximately $50,000 and executed a promissory note for the remaining balance due. In addition, the Company provided Lauren and Janik a first lien position on the improvements at the Brownsville terminal and a mortgagee's title policy for the full amount of the principal and accrued interest remaining due.

          During April 1997, Janik agreed to exercise warrants to purchase 25,000 shares of common stock of the Company at an exercise price below the stated exercise price of $2.50 per share, and the Company agreed to accept in lieu of cash payment on the exercise of the warrants, full cancellation of the remaining approximately $46,000 principal amount of indebtedness and interest thereon due Janik. In connection with the remaining obligation owed to Lauren of approximately $212,000, which was due in April 1997, the Company and Lauren reached an agreement whereby the Company paid Lauren $100,000 in April 1997, and the remaining balance was paid in four equal monthly installments during the period from May 15, 1997 through August 15, 1997.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  L  -  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following  as  of  July  31:

                                                                                           1997        1998
                                                                                        ----------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest
at 11.8%; due in October 1998; collateralized by a building. . . . . . . . . . . . . .  $  113,191  $   91,197

Subordinated note with warrants to purchase 50,000 shares of common stock at
$2.50 per share expiring February 28, 2001; principal due August 31, 1997, or upon receipt of proceeds from secondary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property, and
proceeds from a judgment or settlement of litigation (Paid in September 1997). . . . .     400,000           -

Subordinated note with warrants to purchase 50,000 shares of common stock at
$2.50 per share expiring April 11, 2001; principal due October 11, 1997, or upon receipt of proceeds from secondary equity offering in the minimum amount of
$5,000,000; interest at 10% due annually on the anniversary date of the note;
collateralized by all tanks, pumps, equipment and other terminal property and
proceeds from the judgment or settlement of litigation (Paid in October 1997). . . . .     500,000           -

Unsecured note with warrants to purchase 75,000 shares of common stock at $3.00 per share expiring October 10, 1997; principal due November 7, 1997, or upon receipt of proceeds from offering of securities prior to payment date in excess of
$250,000; Company shall utilize one half of proceeds from such sale to satisfy this note; interest at 10% due annually on the anniversary date of the note  (Paid in
August 1997).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      75,000           -

Unsecured note with principal due in equal annual installments of $20,000 beginning June 5, 1998, plus interest at the prime rate (8.5% at July 31, 1998); due
June 5, 2002 (see note D). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100,000     100,000

Unsecured promissory note due May 29, 1998 (paid in June 1998).. . . . . . . . . . . .      33,000           -

Secured Promissory Note with warrants to purchase 500,000 shares of common stock at $2.50 per share expiring June 15, 2002; principal due June 15, 1999, or upon receipt of proceeds from secondary debt or equity offering in the minimum amount of $5,000,000; interest at 10.5% due semi-annually on December 15 and
June 15; collateralized by certain specified assets of the Company (see note M). . . .   1,000,000           -

$1,500,000 in promissory notes, with warrants to purchase up to 250,000 shares of common stock at an exercise price of $6.00 per share expiring October 21, 2000;
principal due June 30, 1998, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $5,000,000; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March 31, June 30, September 30 and December 31.  The
effective interest rate after consideration of the discount, is 18.0% per annum.
Purchasers of the promissory notes were granted one demand registration right with
respect to the shares issuable upon exercise of the warrants (see note M). . . . . . .           -   1,500,000

Note issued in connection with settlement of vendor obligation.  Principal due in
monthly installments.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -      62,700

Capitalized lease obligations payable in monthly installments totaling $3,138; due
on various dates through January 1999. . . . . . . . . . . . . . . . . . . . . . . . .      44,033           -
                                                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,265,224   1,753,897

Current maturities.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,152,391   1,693,897
                                                                                        ----------  ----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,112,833  $   60,000
                                                                                        ==========  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  L  -  LONG-TERM  DEBT  -  CONTINUED

Scheduled  maturities  are  as  follows:

Year ending July 31,
--------------------
1999                  $1,693,897
2000                      20,000
2001                      20,000
2002                      20,000
                      ----------
                      $1,753,897
                      ==========

NOTE  M  -  STOCKHOLDERS'  EQUITY

          SENIOR  PREFERRED  STOCK
          ------------------------

          At the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends. The Board of Directors has made no determination with respect to the issuance of any shares of the new preferred stock and has no present commitment, arrangement or plan which would require the issuance of such additional shares of new preferred stock in connection with any equity offering, merger, acquisition or otherwise.

          PREFERRED  STOCK
          ----------------

          On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share. On June 10, 1994 the Company declared a 2-for-1 stock split. The preferred stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of preferred stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred stockholders to convert the shares of preferred stock and release all rights with respect to the preferred stock. In January 1998, all 270,000 shares of the preferred stock were converted into an aggregate of 999,910 shares of common stock of the Company. The issuance of the additional 100,000 common shares was recorded as a preferred stock dividend in the amount of $225,000 at January 30, 1998.

          COMMON  STOCK
          -------------

          On August 25, 1995, the Company issued 20,000 shares of common stock to an investment advisory firm as compensation for financial advisory services to be provided for a period of one year. As additional compensation, the firm was to receive a "cash success" fee and common stock warrants based on capital raised.

          On February 16, 1996, the Company allowed the holder of $1.25 per share warrants to purchase 100,000 shares of common stock of the Company to convert the warrants into common stock in exchange for a contract to provide legal fees for three years.

          On February 26, 1996, the Company granted warrants to a director to purchase 330,000 shares of common stock for $2.50 per share through February 8, 2000, in exchange for advisory services during that period.

          On February 26, 1996, the Company granted warrants to purchase 200,000 shares of common stock of the Company to the new Chairman of the Board to purchase 200,000 shares of common stock for $2.50 per share through February 29, 2000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  M  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

          On July 16, 1996, the Company issued 20,000 shares of common stock as settlement for consulting services previously accrued during the year ended July 31, 1995.

          In November 1996, the Company issued warrants to purchase 100,000 shares of common stock of the Company to a third party to obtain the rights to construct, own and operate a Dina dealership in Mexico. Grupo Dina, S.A. de C.V.
(Dina) is one of the largest bus and truck manufacturers in Mexico.

          In January 1997, the Company issued 10,000 shares of common stock to an advertising firm for services provided.

          During February 1997, the Company and certain prior officers of the Company (the Officers) agreed to an exchange offer whereby the Officers, on a weighted average basis, received 164,286 shares of the Company's common stock in exchange for outstanding warrants to purchase 702,856 shares of common stock of the Company. The warrants were canceled.

          During March 1997, the Company reduced from $5.00 per share to $2.50 per share the exercise price of warrants to purchase 100,000 shares of common stock of the Company held or controlled by a director of the Company.

          During March 1997, the Company approved the issuance of warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company, at an exercise price of $3.625 per share, exercisable on or before March 24, 2000. As a bonus for the year ended July 31, 1997, on September 10, 1997, the Company reduced the exercise price of the warrants to $2.50 per share.

          During March 1997, the Company approved the issuance of warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company upon his one-year anniversary of employment with the Company. The exercise price of the warrants was to be based on the closing stock price the day prior to the issuance of the warrants and are exercisable three years from the date of issuance. On September 10, 1997, the Company agreed to waive the one year requirement and immediately granted the warrants as a bonus for the year ended July 31, 1997 at an exercise price of $2.50 per share exercisable on or before September 9, 2000.

          During March 1997, a related party exercised warrants to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $150 in cash and a $37,350 promissory note. The note accrues interest at the rate of 8.25% per annum to be paid annually on March 26 until the note is due in full on March 26, 2000. The payment due March 26, 1998 has not been received. The promissory note has been recorded as a reduction of stockholders' equity. At July 31, 1998, interest receivable from the related party has been reserved.

          In April 1997, warrants were exercised for 250,000 shares of common stock of the Company in exchange for the cancellation of $250,000 in outstanding notes plus accrued interest thereon, and a cash payment received by the Company of $188,438.

          During April 1997, Janik agreed to exercise warrants to purchase 25,000 shares of common stock of the Company (note K).

          During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrues interest at the rate of 8.25% per annum and is payable annually on April 11 until maturity on April 11, 2000. The payment due on April 11, 1998 has not been received. The promissory note is collateralized by 1,000,000 shares of common stock of the Company owned by the President and has been recorded as a reduction of stockholders' equity. At July 31, 1998, interest receivable from the President has been offset by the remaining amount due to the President as of July 31, 1998 under his employment agreement. The remaining balance of the interest receivable has been reserved.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  M  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

          During April 1997, additional warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $1.25 per share were exercised by a director of the Company and other third parties.

          During June 1997, in connection with the Secured Promissory Note, the Company approved the issuance of warrants to purchase 500,000 shares of common stock of the Company (see note L).

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

          On August 29, 1997, in connection with the exercise of warrants to purchase 100,000 shares of common stock of the Company by an unrelated third party, the Company entered into a Registration Rights Agreement requiring that the Company either register the common stock issued upon exercise on or before February 1, 1998 or issue additional warrants to acquire up to 60,000 shares of common stock. In accordance with the Registration Rights Agreement, the Company issued warrants to purchase 60,000 shares of Common Stock to the unrelated third party at an exercise price of $2.50 per share, exercisable within one year from the date of issuance.

          On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of common stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes are unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum is due quarterly on March 31, June 30, September 30 and December
31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. To date the Company has not made the required June 30, 1998 quarterly interest and principal payment. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

          Effective April 7, 1998, the Company issued 258,163 shares of common stock in satisfaction of all principal and interest owing on the Secured Promissory Note, which totaled $1,032,652 as of April 7, 1998.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  N  -  STOCK  WARRANTS

          The Company applies APB 25 for warrants granted to the Company's employees. The compensation cost recorded in the consolidated statements of operations for warrants granted to employees totaled $0, $837,600 and $0 for each of the years ended July 31, 1996, 1997 and 1998, respectively.

          Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the methodology of SFAS 123, the Company's pro forma net loss and loss per share would have been as follows for the year ended July 31, 1997:

 Net loss as reported. . . . . . .  $(2,922,659)
 Net loss proforma . . . . . . . .   (3,054,615)

 Loss per common share as reported        (0.48)

 Loss per common share proforma. .        (0.50)

          The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1997 to compute the fair value of the warrants using the Black-Scholes option-pricing model: dividend yield of 0% for both grants; expected volatility of 95% and 90%; risk-free interest rate of 7% for both grants; and expected lives of 3 years for both grants.

          For warrants granted to non-employees, the Company applies the methodology of SFAS 123 to determine the fair market value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 1996, 1997 and 1998, totaled $36,000, $92,185, and $30,000, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by Accounting Principles Board Opinion No. 14 (APB 14), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

          A summary of the status of the Company's warrants as of July 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                                1996                         1997                          1998
                                     ---------------------------  ----------------------------  ---------------------------
                                                    Weighted                      Weighted                     Weighted
                                                     Average                       Average                      Average
              Warrants                 Shares    Exercise Price     Shares     Exercise Price     Shares    Exercise Price
-----------------------------------  ----------  ---------------  -----------  ---------------  ----------  ---------------
Outstanding at beginning of year. .  4,150,000   $          1.66   4,680,000   $          1.84  2,215,000   $          2.61
Granted . . . . . . . . . . . . . .    630,000              2.90   1,325,000              2.66    300,000              5.42
Exercised . . . . . . . . . . . . .   (100,000)             1.25  (3,492,856)             1.55   (505,000)             2.57
Expired . . . . . . . . . . . . . .          -                      (297,144)             2.56   (580,000)             2.76
                                     ----------                   -----------                   ----------
Outstanding at end of year. . . . .  4,680,000   $          1.84   2,215,000   $          2.61  1,430,000   $          3.15
                                     ==========                   ===========                   ==========
Warrants exercisable at end of year  4,680,000                     2,015,000                    1,430,000

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  N  -  STOCK  WARRANTS  -  CONTINUED

          The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1996, 1997 and 1998 by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                        1996                         1997                          1998
                            ----------------------------  ----------------------------  ----------------------------
                               For warrants granted          For warrants granted          For warrants granted
                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  fair value   exercise price   fair value   exercise price   Fair value   exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

Equals market price. . . .  $         -  $             -  $         -  $             -  $         -  $             -
Exceeds market price . . .            -                -         0.30             3.00            -                -
Less than market price . .         2.51             2.90         1.64             2.50         2.07             5.42

          The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending July 31, 1996, 1997 and 1998, respectively: dividend yield of 0% for all three years, expected volatility of 87%, 88% and 85%, risk-free interest rate of 7% for all three years and expected lives of 4, 3 and 3 years.

          The following table summarizes information about the warrants outstanding at July 31, 1998:

                               Warrants Outstanding       Warrants Exercisable
                           ---------------------------  ------------------------
                                            Weighted
                              Number        Average     Weighted      Number      Weighted
                            Outstanding    Remaining     Average    Exercisable    Average
                                at        Contractual   Exercise        at        Exercise
Range of Exercise Prices   July 31, 1998      Life        Price    July 31, 1998    Price
-------------------------  -------------  ------------  ---------  -------------  ---------
2.50 to $3.00. . . . . .      1,180,000  2.34   years  $    2.54      1,180,000  $    2.54
                                                  2.21
6.00 . . . . . . . . . .        250,000                     6.00        250,000       6.00
                           -------------                           -------------
                                                  2.32
2.50 to $6.00. . . . . .      1,430,000                     3.15      1,430,000  $    3.15
                           =============                           =============

          Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 129,686 shares were unissued as of July 31, 1998, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

          In October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000 pursuant to the plan.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES

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

          In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. The Court has not ruled on the IBC-Brownsville request for rehearing. A decision is expected by December 31, 1998. As of July 31, 1998, the net amount of the award is approximately $3.4 million, which is comprised of (i) the original Judgement, including attorney's fees, (ii) post-award interest, (iii) cancellation of the note and accrued interest payable to IBC-Brownsville which is included in the Consolidated Financial Statements less attorneys' fees.

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

          On June 26, 1996, IBC-Brownsville filed a suit against the Company (Case No. 96-06-3502) in the 357th Judicial District Court of Cameron County alleging that the Company, in filing the Judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Judgment against it prevented it from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On September 23, 1996, the court entered the Judgment on behalf of the Company indicated in a preliminary ruling that the Company was privileged in filing the Judgment to clear title to its assets.

          On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mr. Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mr. Mark Casaday, and Mr. Jorge Bracamontes; and interference with contract against Mr. Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran in the 164th District Court of Harris County, Texas and on September 30, 1998, Mr. Duran filed a Fourth Amended Original Petition. Mr. Duran is seeking judgment against the Company and Messrs. Richter, Casaday and Bracamontes for damages in excess of $12.0 million, including prejudgment interest as provided for by law, and attorneys' fees and such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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

          On February 13, 1998, County Sanitation Districts of Orange County, California (Orange County) filed a suit (Case No. 790409) in the Superior Court of the State of California asserting the following claims: Specific performance, possession of personal property and damages and breach of contract against the Company and PennWilson, CNG, Inc.; fraud/misrepresentation, negligent misrepresentation and interference with contract against the Company, PennWilson, CNG, Inc., Penn CNG Holdings, Inc., Michael Jadeski, an employee of the Company and John Weber and James Antione, former employees of the Company. Orange County was seeking judgment against the Company and PennWilson CNG, Inc. for delivery of the equipment under the contract or the contract value of $251,494, consequential damages, costs of suit, interest, incidental damages and other relief. Orange County was also seeking from all defendants general, special, exemplary and punitive damages and costs of suit and other relief. On April 23, 1998, the suit was settled whereby the Company agreed to repay Orange County $202,812 plus interest thereon (10% per annum). As of July 31, 1998 the Company had made all payments due under the settlement and Orange County subsequently released the Company from any further obligations.

          The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

          CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

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

          On November 5, 1996, the Company's main propane supplier presented for payment a $495,315 invoice, which was paid through the initial $500,000 collateral deposit. After such payment, the balance available under the letter of credit remained $625,000 and the remaining balance of the collateral deposit totaled $4,685. In March 1997, the letter of credit, collateral and guaranty were released.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

          During June 1997, PennWilson entered into a performance and payment bond (the Bonds) in connection with a contract to design, construct and install CNG equipment totaling approximately $1,487,000. The Bonds remained outstanding until the equipment was delivered to the customer, as prescribed under the contract, in December 1997. As of April 30, 1998, PennWilson had failed to make certain payments to vendors and as such several of PennWilson's vendors have made clams against the Bonds (see note T).

          In connection with the PMI Sales Agreement, invoicing occurs weekly. From November 1996 to early November 1997, the Company and PMI made an arrangement under which PMI provided financing on the Company's behalf under the terms of the Company's supply agreement with Exxon, the Company's main supplier. As a result of this arrangement, invoicing occurred on a monthly, rather than a weekly basis.

          On October 22, 1997, the Company entered into a $6,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene (PPL). Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  1.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief
Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, PMI no longer provides any financing on behalf of the Company, and the Company began invoicing PMI on a weekly basis.

          Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7,000,000.

          In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P., the Company issues letters of credit on a monthly basis based on anticipated purchases.

          As  of  July  31,  1998,  letters  of credit established under the RZB
Credit Facility in favor of Exxon for purchases of LPG totaled $5,200,000 of which $883,168 was being used to secure unpaid purchases from Exxon as of July 31, 1998. In addition, as of July 31, 1998, the Company had approximately $991,823 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of July 31, 1998, the Company had unpaid invoices due from PMI totaling $1,086,423 and cash balances maintained in the RZB Credit Facility collateral account of $31,221. Interest cost on the RZB Credit Facility totaled $97,986 for the year ended July 31, 1998.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

          During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired in August 1998.

          OPERATING  LEASE  COMMITMENTS

          The Company has lease commitments for its pipeline, land, office space and office equipment. The Pipeline Lease requires fixed monthly payments of $45,834 ($550,000 annually) and monthly service payments of $8,000 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. As provided for in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time after the first twelve months by giving thirty days notice only if its sales agreement with its main customer is terminated. The Company can also terminate the lease at any time after the fifth anniversary date of the lease by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

          The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the Pipeline Lease Amendment). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. As of July 31, 1998, Seadrift had yet to make certain improvements which the Company believes were the basis of the increase in rent required under the Pipeline Lease Amendment ("Basic Improvements"). Accordingly, Seadrift has continued to invoice the Company, and the Company has continued to make lease payments to Seadrift as prescribed under the Pipeline Lease. The Company further believes that the term of the Pipeline Lease Amendment shall commence upon the completion of the Basic Improvements and terminate fifteen years thereafter. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has not made all payments required by the lease agreements. Approximately $45,000 is owed under the Pipeline Lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The August 1998 through October 1998 monthly Pipeline Lease payments are outstanding. The Company has accrued additional rents in excess of the amounts invoiced by Seadrift based on the rents provided for in the Pipeline Lease Amendment.

          The operating lease for the land expires in October 2003. In May 1997, the Company amended its lease with the Brownsville Navigation District to include rental of additional space adjacent to the existing terminal location. Effective April 15, 1997, the lease amount was increased to $74,784 annually. The additional space will allow the Company to develop additional storage, add railroad access to its storage facility and facilitate port activities.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

          The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment. The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants of the Brownsville Lease, the leasehold improvements made to the Brownsville Terminal Facilities by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants of the Brownsville Lease, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

          In  May  1997, the Company renewed the lease for its executive offices
located in Redwood City, California.   The monthly rental is $4,910 through June
1999.

          Rent expense was $773,847, $781,750 and $954,924 for the years ended July 31, 1996, 1997 and 1998, respectively. In addition, rent expense associated with operating leases for leased equipment and furniture was $3,188, $14,017 and $38,178 for the years ended July 31, 1996, 1997 and 1998. As of July 31, 1998, the minimum lease payments are as follows:

Year ending July 31,
--------------------
 1999. . . . . . . .  $  1,154,110
 2000. . . . . . . .     1,105,002
 2001. . . . . . . .     1,050,619
 2002. . . . . . . .     1,049,784
 2003. . . . . . . .     1,049,784
 Thereafter. . . . .     9,440,580
                      ------------
                      $ 14,849,879
                      ============

          The  Company  has  not  made  all  payments  required  by  the  lease agreements. Approximately $45,000 is owed under the Pipeline Lease for reimbursement for repairs to the pipeline made prior to the commencement of the lease. The August 1998 through October 1998 monthly Pipeline Lease payments are outstanding. The Company has included the amounts owed in the accompanying consolidated balance sheet as trade accounts payable.

          EMPLOYMENT  CONTRACTS

          The Company has a six year employment agreement with the President for the period through January 31, 2001. Under that agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon he is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. He is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company, (ii) options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 per share (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of employment agreement, equal to six times his annual salary and three times his annual bonus. The employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, he waived his right to his full salary. Through July 31, 1998, he waived his right to receipt of the stock options and the purchase by the Company of a term life insurance policy. In the future, he may elect not to waive such rights. At July 31, 1998, $77,000 of salary due to the President has been offset against the interest receivable from the President (see note M).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

          In November 1997, The Company entered into an employment agreement with an employee of the Company. Under the terms of the agreement, the employee is entitled to receive $120,000 in annual compensation, plus $1,000 monthly for an automobile allowance. The Agreement is for two years and may be terminated by the Company or the employee. The agreement also calls for the issuance of warrants for the purchase of 50,000 shares of Common Stock of the Company on each of the anniversary dates of the agreement (see note M).

          Aggregate compensation under employment agreements totaled $327,692, $174,524 and $391,078 for the years ended July 31, 1996, 1997 and 1998, respectively, which included agreements with former executives. Minimum salaries under the remaining agreements are as follows:

Year ending July 31,  Salaries
--------------------  ---------

1999 . . . . . . . .  $ 420,000
2000 . . . . . . . .    329,000
2001 . . . . . . . .    150,000

NOTE  P  -  FOURTH  QUARTER  ADJUSTMENTS  -  UNAUDITED

          The net loss for the quarter ended July 31, 1998, was primarily attributable to increases in the following expenses: (1) warrants issued in connection with the registration rights agreement of $160,542, (2) the write-off of deferred registration costs of $385,491, (3) professional fees of $425,769,
(4) an allowance for uncollectable receivables of $38,880, (5) salary related costs of $77,000, (6) approximately $1.0 million of losses associated with the construction of CNG equipment for sale to third parties, (7) a $400,000 asset impairment loss associated with the Company's CNG assets and (8) a reserve for the interest receivable from the President and a related party of $223,000.

          The net loss for the quarter ended July 31,1997 was primarily attributable to increases in the following selling, general and administrative expenses: (1) stock based compensation of $838,000, (2) PennWilson expenses of $125,000, (3) professional fees of $388,000, and (4) travel expenses of $125,000.

NOTE  Q  -  REALIZATION  OF  ASSETS

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, has used cash in operations, has a deficit in working capital and stockholders' equity and is delinquent under certain loan and lease agreements. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in Note A, the Company has historically depended heavily on sales to one major customer.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the collection of the Judgement, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to 1) collect the Judgement,
2) increase sales to its current customers, 3) increase its customer base, 4) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, 5) expand its product lines and 6) raise additional debt and/or equity capital.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  Q  -  REALIZATION  OF  ASSETS  -  Continued

          At July 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,826,000 (see note J). The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

NOTE  R  -  CONTRACTS

          LPG  BUSINESS

          The Company has entered into a sales agreement (Agreement) with its major customer, PMI, to provide a minimum monthly volume of LPG to PMI through September 30, 1999. Sales to PMI for the years ended July 31, 1996, 1997 and 1998 totaled $25,336,151, $28,836,820, and $30,511,480 respectively, representing 96%, 95% and 95% of total revenues for each year. The Company currently is purchasing LPG on a month-to-month basis from a major supplier to meet the minimum monthly volumes required in the Agreement. The supplier's price is below the sales price provided for in the Agreement.

          CNG  BUSINESS

          Prior to July 31, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for NYDOT(total contract amount of approximately $1.5 million) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). In connection with the Orange County contract, Orange County had filed suit against the Company and the parties subsequently reached a settlement agreement (see notes G and O).

          The Company has not entered into any CNG contracts subsequent to July 31, 1998.

NOTE  S  -  SEGMENT  INFORMATION

          The FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, with earlier application encouraged. The Company adopted SFAS 131 in 1997.

          The Company has the following reportable segments: LPG and CNG. The LPG segment is a distributor of fuel and the CNG segment designed, constructed and installed fueling stations since its inception through early 1998. Subsequently, the CNG segment focused primarily on the construction and operation of a CNG vehicle and fueling station infrastructure in Mexico City, Mexico.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  S  -  SEGMENT  INFORMATION  -  Continued

          The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on profit (loss) from operations before income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the years ended July 31, 1997 and 1998.

     YEAR  ENDED  JULY  31,  1997:
                                                   LPG           CNG          Totals
                                               ------------  ------------  ------------
Revenues from external customers. . . . . . .  $29,703,650   $   663,484   $30,367,134
Interest expense. . . . . . . . . . . . . . .      236,236         3,195       239,431
Interest Income . . . . . . . . . . . . . . .       71,427           466        71,893
Depreciation and amortization . . . . . . . .      434,960        13,059       448,019
Segment profit (loss) . . . . . . . . . . . .   (2,886,067)      (36,592)   (2,922,659)
Segment assets. . . . . . . . . . . . . . . .    4,550,915       945,452     5,496,367
Segment liabilities . . . . . . . . . . . . .   (3,762,714)     (981,044)   (4,743,758)
Expenditure for segment assets. . . . . . . .       27,257        92,760       120,017

Reconciliation to Consolidated Amounts

Revenues
 Total revenues for reportable segments . . . . . . . . . .  $30,367,134
 Other revenues . . . . . . . . . . . . . . . . . . . . . .            -
 Elimination of intersegment revenues . . . . . . . . . . .            -
                                                             ------------
   Total consolidated revenues. . . . . . . . . . . . . . .  $30,367,134
                                                             ============
Profit (Loss)
 Total profit (loss) for reportable segments. . . . . . . .  $(2,922,659)
 Other profit (loss). . . . . . . . . . . . . . . . . . . .            -
 Elimination of intersegment profits. . . . . . . . . . . .            -
 Unallocated amounts
   Corporate headquarters expense . . . . . . . . . . . . .            -
   Other expenses . . . . . . . . . . . . . . . . . . . . .            -
                                                             ------------
     Consolidated (loss) before income tax. . . . . . . . .  $(2,922,659)
                                                             ============

Assets
 Total assets for reportable segments
 Other assets . . . . . . . . . . . . . . . . . . . . . . .  $ 5,496,367
 Corporate headquarters . . . . . . . . . . . . . . . . . .            -
 Other unallocated amounts. . . . . . . . . . . . . . . . .            -
   Total consolidated assets. . . . . . . . . . . . . . . .            -
                                                             ------------
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,496,367
                                                             ============

Geographic Information. . . . . . . . . . . .    Revenues       Assets
---------------------------------------------  ------------  ------------
United States . . . . . . . . . . . . . . . .  $30,337,208   $ 5,496,367
Canada. . . . . . . . . . . . . . . . . . . .       29,926             -
                                               ------------  ------------
 . . . . . . . . . . . . . . . . . . . . . . .  $30,367,134   $ 5,496,367
                                               ============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  S  -  SEGMENT  INFORMATION  -  Continued

     YEAR  ENDED  JULY  31,  1998:
                                                   LPG            CNG            Totals
                                               ------------  --------------  --------------
Revenues from external customers. . . . . . .  $30,801,355   $   1,465,064   $  32,266,419
Interest expense. . . . . . . . . . . . . . .      458,657          43,397         502,054
Interest Income . . . . . . . . . . . . . . .      233,017               4         233,021
Depreciation and amortization . . . . . . . .      234,730          14,854         249,584
Segment profit (loss) . . . . . . . . . . . .   (2,072,255)   (  1,671,801)   (  3,744,056)
Segment assets. . . . . . . . . . . . . . . .    5,323,547       1,374,433       6,697,980
Segment liabilities . . . . . . . . . . . . .   (6,243,282)     (  780,826)   (  7,024,108)
Expenditure for segment assets. . . . . . . .      155,534       1,203,152       1,358,686

Reconciliation to Consolidated Amounts

Revenues
 Total revenues for reportable segments . . . . . . . . . .  $  32,266,419
 Other revenues . . . . . . . . . . . . . . . . . . . . . .              -
 Elimination of intersegment revenues . . . . . . . . . . .              -
                                                             --------------
   Total consolidated revenues. . . . . . . . . . . . . . .  $  32,266,419
                                                             ==============
Profit (Loss)
 Total profit (loss) for reportable segments. . . . . . . .  $(  3,744,056)
 Other profit (loss). . . . . . . . . . . . . . . . . . . .              -
 Elimination of intersegment profits. . . . . . . . . . . .              -
 Unallocated amounts
   Corporate headquarters expense . . . . . . . . . . . . .              -
   Other expenses . . . . . . . . . . . . . . . . . . . . .              -
                                                             --------------
     Consolidated (loss) before income tax. . . . . . . . .  $(  3,744,056)
                                                             ==============
Assets
 Total assets for reportable segments . . . . . . . . . . .  $   6,697,980
 Other assets . . . . . . . . . . . . . . . . . . . . . . .              -
 Corporate headquarters . . . . . . . . . . . . . . . . . .              -
 Other unallocated amounts. . . . . . . . . . . . . . . . .              -
                                                             --------------
   Total consolidated assets. . . . . . . . . . . . . . . .  $   6,697,980
                                                             ==============

Geographic Information                           Revenues        Assets
---------------------------------------------  ------------  --------------
United States . . . . . . . . . . . . . . . .  $32,209,457   $   6,697,980

Canada. . . . . . . . . . . . . . . . . . . .       56,962               -
                                               ------------  --------------
 . . . . . . . . . . . . . . . . . . . . . . .  $32,266,419   $   6,697,980
                                               ============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE  T  -  SUBSEQUENT  EVENTS  -  UNAUDITED

          LITIGATION

          On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made by Amwest from the performance and payment bonds in response to claims for services provided by Suppliers, laborers and other materials and work to complete the NYDOT contract. The Company is currently considering its legal options and intends to file and answer to Amwest's complaint.

Schedule  II  -  Valuation  and  Qualifying  Accounts

                                         ADDITIONS
--------------------------------------------------------------------------------------------
                    Balance at    Charged to
                   Beginning of    Costs and     Charged to                  Balance at End
 Description          Period       Expenses    Other Accounts   Deductions      of Period
-----------------  -------------  -----------  ---------------  -----------  ---------------
Year ended
-----------------
 July 31, 1998
-----------------
Allowance for
doubtful accounts  $      53,406  $   373,130  $             -  $     7,740  $       418,796
Year ended
-----------------
July 31, 1997
-----------------
Allowance for
doubtful accounts  $           -  $    53,406  $             -  $         -  $        53,406
Year ended
-----------------
July 31, 1996
-----------------
Allowance for
Doubtful Accounts  $           -  $         -  $             -  $         -  $             -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not  applicable.

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

DIRECTORS  AND  OFFICERS  OF  THE  COMPANY

          The  executive  officers  and directors of the Company are as follows:

Name of Director      Age               Positions and Offices Held
--------------------  ---  -----------------------------------------------------
Jerome B. Richter. .   62  Chairman, President, Chief Executive Officer and
                           Director
Ian T. Bothwell. . .   38  Vice President, Treasurer, Assistant Secretary, Chief
                           Financial Officer and Director
Jorge R. Bracamontes   34  Executive Vice President, Secretary and Director
Jerry L. Lockett . .   57  Vice President
Kenneth G. Oberman .   38  Director
Stewart J. Paperin .   50  Director

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

          IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company on October 29, 1996 and a director of the Company on March 25, 1997. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. During the period from February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm.

          JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief Executive Officer of PennMex. Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at Pemex, for the period from May 1994 to March 1996. During the period from November 1992 to May 1994, Mr. Bracamontes was legal representative for Pemex in New York.

          JERRY L. LOCKETT joined the Company as a Vice President on November 17, 1998. Prior to joining the Company, Mr. Lockett held a variety of positions during a thirty-one year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, strategic planning, as well as management of Union Carbide's wholly-owned pipeline subsidiaries.

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

          STEWART J. PAPERIN was elected a director of the Company in February 1996. Mr. Paperin has been Managing Director of Lionrock Partners Ltd., a management consulting and investment firm, and Managing Director of Capital Resources East, a management consulting firm, since 1993. From 1990 to 1993, Mr. Paperin served as President of Brooke Group International, an international trading company and a subsidiary of Brooke Group Ltd.

           Mr. Oberman is Mr. Richter's son-in-law. There are no other family relationships among the Company's officers and directors.

     INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

          In October, 1996 the Company and Mr. Richter, Chairman and President, without admitting or denying the findings contained therein (other than as to jurisdiction), consented to the issuance of an order by the SEC in which the SEC
(i) made findings that the Company and Richter had violated portions of Section 13 of the Exchange Act relating to the filing of periodic reports and the maintenance of books and records, and certain related rules under said Act, and
(ii) ordered respondents to cease and desist from committing or causing any current or future violation of such sections and rules.

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

          Section 16(a) of the Exchange Act, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that, with the exception of those persons indicated below, all directors, officers and 10% stockholders complied with such filing requirements.

          According to the Company's records, the following filings appear not to have been timely made. A Form 4 for Mr. Bothwell relating to his receipt of warrants to purchase 200,000 shares of Common Stock was not filed on a timely basis in October 1997. A Form 4 for Mr. Bothwell relating to his acquisition of warrants to acquire 100,000 shares of Common Stock in a private transaction was not filed on a timely basis in April 1998. A Form 4 correcting this situation was filed in November 1997. Form 4s and a Form 5 for Mr. Bracamontes were not filed on a timely basis with respect to three transactions during the fiscal year ended July 31, 1997. A Form 3 for Mr. Lockett was not filed on a timely basis in November 1997. A Form 5 correcting this situation was filed in September 10, 1998.

ITEM  11.     EXECUTIVE  COMPENSATION.

DIRECTOR  COMPENSATION

          Other than reimbursement for out-of-pocket expenses incurred to attend Board and committee meetings, directors do not receive any compensation for their services as such.

EXECUTIVE  COMPENSATION

          The following table sets forth annual and all other compensation for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years indicated of those persons who, at July 31, 1998, were
(i) the Company's Chief Executive Officer and a former executive officer who acted in a similar capacity, and (ii) the other three most highly compensated executive officers (collectively, the "Named Executive Officers"). No other executive officer received compensation in excess of $100,000 during fiscal 1998. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no stock option or other long-term compensation plans.

                              SUMMARY COMPENSATION TABLE
                                                  ANNUAL COMPENSATION
                                    -------------------------------------------------
                                                                           ALL OTHER
          NAME AND                                         OTHER ANNUAL    COMPENSA-
     PRINCIPAL POSITION       YEAR   SALARY      BONUS     COMPENSATION      TION
----------------------------  ----  --------  -----------  -------------  -----------
Jerome B. Richter,(4)
 President, Chairman of the.  1998  $299,578  $        -   $           -  $        -
 Board and Chief . . . . . .  1997   138,603           -               -           -
 Executive Officer . . . . .  1996   132,923           -               -           -

Ian T. Bothwell,
 Vice President, Treasurer,.  1998   120,000           -               -           -
 Assistant Secretary and . .  1997    90,077   418,800(1)              -           -
 Chief Financial Officer . .  1996         -           -               -           -

Jorge R. Bracamontes,. . . .  1998         -           -               -     120,000
 Executive Vice President. .  1997         -           -               -   526,921(2)
 and Secretary . . . . . . .  1996         -           -               -           -

Jerry L. Lockett,(3) . . . .  1998    91,500           -               -           -
 Vice President. . . . . . .  1997         -           -               -           -
                              1996         -           -               -           -

(1)     As  a  bonus  for  the  year  ended  July 31, 1997, on September 10, 1997 the
Board  of  Directors  granted  to Mr. Bothwell warrants to purchase 200,000 shares of
Common  Stock  for  $2.50  per  share  to  expire  on  September  9,  2000.

(2)     Mr.  Bracamontes  received  consulting  fees  totaling  $108,121 for services performed  on  behalf  of  the  Company  in  Mexico.  On March 25, 1997, the Board of
Directors  granted  to  Mr. Bracamontes warrants to purchase 200,000 shares of Common
Stock for $3.625 per share to expire on March 24, 2000.  As additional consulting fee for  the  year  ended  July  31,  1997, on September 10, 1997, the Board of Directors
lowered  the  exercise  price  of  the these warrants granted to Mr. Bracamontes from
$3.625  to  $2.50.

(3)     In  connection  with  Mr.  Lockett's  employment  agreement,  on  each of the employment anniversaries, Mr.  Lockett  will  be  entitled  to  receive  warrants  to purchase 50,000 shares  of  common  stock  of  the  Company.

(4)     During  the  year  ended  July  31,  1998, $77,000 of compensation was offset against  the  interest  due  on  Mr.  Richter's  note  receivable.

AGGREGATED  WARRANT EXERCISES IN FISCAL 1998 AND WARRANT VALUES ON JULY 31, 1998

          The following table provides certain information with respect to warrants exercised by the Named Executive Officers during fiscal 1998 by the persons named below. The table also presents information as to the number of warrants outstanding as of July 31, 1998.

                                                 Number Of
                                                 Securities          Value Of
                       Number of                 Underlying        Unexercised
                        Shares                  Unexercised        In-The-Money
                       Acquired      Value        Warrants           Warrants
                         Upon      Realized   At July 31, 1998   At July 31, 1998
                      Exercise of    Upon       Exercisable/       Exercisable/
Name                   Warrants    Exercise    Unexercisable      Unexercisable
--------------------  -----------  ---------  ----------------  ------------------
Jerome B. Richter. .            0  $       0               0/0  $             0/0
Jorge R. Bracamontes            0  $       0         200,000/0  $     300,000/0(1)
Ian T. Bothwell. . .            0  $       0         300,000/0  $     400,000/0(1)

(1)  Based on a closing price of $4.00 per share of Common Stock on July 31, 1998.

EMPLOYMENT  AGREEMENTS

          The Company has entered into a six year employment agreement with Mr. Richter, the President of the Company, through January 31, 2001. Under Mr. Richter's agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon Mr. Richter is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company;
(ii) 200,000 stock options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of the employment agreement, equal to six times Mr. Richter's annual salary and three times his annual bonus. Mr. Richter's employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, Mr. Richter waived his rights to his full salary. To date, Mr. Richter has waived his rights to receive the options and the purchase by the Company of a term life insurance policy. In the future, Mr. Richter may elect not to waive such rights.

          In November 1997, the Company entered into an employment agreement with Jerry Lockett. Under the terms of the agreement, Mr. Lockett is entitled to receive $120,000 in annual compensation, plus $1,000 monthly as an automobile allowance. The Agreement is for two years and may be terminated by the Company or Mr. Lockett. The agreement also calls for the issuance of warrants for the purchase of 50,000 shares of common stock of the Company on each of the anniversary dates of the agreement.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information, as of October 30, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and (iii) each Named Executive Officer of the Company.

                                                          AMOUNT AND NATURE OF
                       NAME                              BENEFICIAL OWNERSHIP(1) PERCENT OF CLASS
                                                         ----------------------  ----------------
Jerome B. Richter . . . . . . . . . . . . . . . . . . .            3,902,000(2)             39.21%
Western Wood Equipment Corporation (Hong Kong)
  20/F Tung Way Commercial Building Wanchai, Hong Kong.              758,163(3)              7.25%
Ian T. Bothwell . . . . . . . . . . . . . . . . . . . .              318,600(4)              3.11%
Jorge R. Bracamontes. . . . . . . . . . . . . . . . . .              215,500(5)              2.12%
Kenneth G. Oberman. . . . . . . . . . . . . . . . . . .               86,500                   (6)
Stewart J. Paperin. . . . . . . . . . . . . . . . . . .               16,500                   (6)
Jerry L. Lockett. . . . . . . . . . . . . . . . . . . .                6,100                   (6)

          As a group, the current officers and directors of the Company are beneficial owners of 4,045,200 shares of Common Stock or 40.64% of the voting power of the Company excluding warrants held by members of such group and 4,545,200 shares of Common Stock or 43.48% of the voting power of the Company including warrants so held.

----------------------------------------
(1) The number of shares of Common Stock issued and outstanding on October 30, 1998 was 9,952,673 and all calculations and percentages are based on such number. The beneficial ownership indicated in the table includes shares of Common Stock subject to common stock purchase warrants held by the respective persons as of October 30, 1998, that are exercisable on the date hereof or within 60 days thereafter. Unless otherwise indicated, each person has sole voting and sole investment power with respect to the shares shown as beneficially owned.
(2)    Includes  2,000  shares  of  Common  Stock  owned  by  Mrs.  Richter.
(3) Includes 500,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(4) Includes 300,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(5) Includes 200,000 shares of Common Stock issuable upon exercise of common stock purchase warrants owned by Mr. Bracamontes and 15,000 shares of Common Stock owned by Mrs. Bracamontes.
(6)    Percent  of  class  is  less  than  1%.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

          In September 1997, additional warrants to purchase 130,000 shares of Common Stock were exercised by a director of the Company at an exercise price of $2.50 per share resulting in a cash payment received by the Company of $325,000.

          In October 1997, the Company made payment of $500,000 plus accrued interest to TRAKO International Limited, a company affiliated with John H. Robinson, a former director, in full satisfaction of amounts owing under a promissory note dated March 1, 1996. In August 1997, the Company made payment of $400,000 plus accrued interest to John H. Robinson, in full satisfaction of amounts owing under a promissory note dated March 1, 1996.

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

          During the year ended July 31, 1998, the Company paid PennMex $181,000 for Mexico related expenses incurred by Penn Mex on the Company's behalf.


                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.  Financial  Statements  and  Financial  Statement  Schedules.

    The  following  documents  are  filed  as  part  of  this  report:

    (1)  Consolidated  Financial  Statements:

         Penn  Octane  Corporation

           Independent  Auditor's  Report

           Consolidated  Balance  Sheet  as  of  July 31, 1997 and 1998

           Consolidated Statements of Operations for the years ended July 31,
             1996,  1997  and  1998

           Consolidated Statement of Stockholders' Equity for the years ended
             July 31, 1996, 1997 and 1998.

           Consolidated Statements of Cash Flows for the years ended July 31,
             1996, 1997 and 1998

           Notes  to  Consolidated  Financial  Statements

    (2)  Financial  Statement  Schedules:

         Schedule  II  -  Valuation  and  Qualifying  Accounts

b.  Exhibits.

    The  following  Exhibits  are  incorporated  herein  by  reference:

       Exhibit No.
       --------------------------------------------------------------------------------------
3.1    Restated Certificate of Incorporation, as amended.  (Incorporated by reference to the
       Company's Quarterly Report on Form 10-QSB for the quarterly period ended April
       30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

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

10.16  Agreement between Roberto Keoseyan and the Registrant dated November 12,
       1996.  (Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC
       File No. 000-24394).

10.17  Promissory Note between Bay Area Bank and the Registrant dated December 20,
       1996.  (Incorporated by reference to the Company's Quarterly Report on Form 10-
       QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC
       File No. 000-24394).

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

10.32  Lease Amendment dated May 29, 1997 between Seadrift Pipeline Corporation and the Registrant.  (Incorporated by reference to the Company's Quarterly Report on
       Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997,
       SEC File No. 000-24394).

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

10.42  Subcontract Agreement dated between A.E. Schmidt and PennWilson CNG June
       25, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-
       K for the year ended July 31, 1997 filed on November 13, 1997, SEC File
       No. 000-24394)

10.43  Propylene Purchase Agreement dated July 31, 1997 between Union Carbide and the
       Company. (Incorporated by reference to the Company's Annual Report on Form
       10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File
       No. 000-24394)

10.44  Release of Lien dated August 1997 by Lauren Constructors, Inc. (Incorporated by
       reference to the Company's Annual Report on Form 10-K for the year ended July
       31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

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

10.66  Purchase order dated November 7, 1996 between County Sanitation Districts of
       Orange County and Wilson Technologies, Inc. (Incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the three months ended October 31,
       1997 filed on December 15, 1997, SEC File No. 000-24394)

10.67  Amendment letter dated April 22, 1998 between RZB Finance LLC and the
       Company. (Incorporated by reference to the Company's Quarterly Report on Form
       10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File
       No. 000-24394)

10.68  Lease dated May 8, 1998 between Nine-C Corporation and J.B. Richter, Capital
       Resources and J.B. Richter and J.B. Richter, an individual, with respect to the
       Company's executive offices. (Incorporated by reference to the Company's
       Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on
       June 15, 1998, SEC File No. 000-24394)

10.69  Employment Agreement dated October 20, 1997 between the Company and
       Vicente Soriano. (Incorporated by reference to the Company's Quarterly Report on
       Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC
       File No. 000-24394)

10.70  Employment Agreement dated November 17, 1997 between the Company and
       Jerry L. Lockett. (Incorporated by reference to the Company's Quarterly Report on
       Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC
       File No. 000-24394)

The following material contracts are filed as part of this report:

10.71  LPG Mix Purchase Contract dated September 28, 1998 between P.M.I. Trading
       Limited and the Company.

21.1   Subsidiaries of the registrant.  (Filed herewith.)

27.1   Financial Data Schedule.  (Filed herewith.)

b.  Reports  on  Form  8-K.

The  following  Reports  on  Form  8-K  are  incorporated  herein  by reference:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENN OCTANE CORPORATION


                             By: /s/ Ian T. Bothwell
                                 --------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                     Chief Financial Officer
                                 November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                    DATE
-----------------------  ---------------------------------  -----------------
/s/Jerome B. Richter     Jerome B. Richter                  November 12, 1998
-----------------------
                         Chairman, President and Chief
                          Executive Officer

/s/ Jorge R. Bracamontes  Jorge R. Bracamontes              November 12, 1998
------------------------
                          Executive Vice President,
                           Secretary and Director

/s/ Ian T. Bothwell       Ian T. Bothwell                   November 12, 1998
------------------------
                          Vice President, Treasurer,
                           Assistant Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director

/s/ Kenneth G. Oberman    Kenneth G. Oberman                November 12, 1998
------------------------
                          Director


/s/ Stewart J. Paperin    Stewart J. Paperin                November 12, 1998
------------------------
                          Director