Form 10-Q
period 1998-10-31
PENN OCTANE CORP
filed 1998-12-18
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]  For  the  quarterly  period  ended  October  31,  1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ________________  to  _________________


                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                52-1790357
   (State or Other Jurisdiction          (I.R.S.  Employer  Identification  No.)
 of Incorporation or Organization)

900 VETERANS BOULEVARD, SUITE 240, REDWOOD CITY, CALIFORNIA             94063
         (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (415)368-1501

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
      ---

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 17, 1998 was 10,771,557.

                                PENN OCTANE CORPORATION
                                   TABLE OF CONTENTS


         ITEM                                                                    PAGE NO.
         ----                                                                    --------
Part I   1.    Financial Statements

               Consolidated Balance Sheets as of October 31, 1998 (unaudited)         3-4
               and July 31, 1998

               Consolidated Statements of Operations for the three months ended
               October 31, 1998 and 1997 (unaudited)                                    5

               Consolidated Statements of Cash Flows for the three months ended
               October 31, 1998 and 1997 (unaudited)                                    6

               Notes to Consolidated Financial Statements (unaudited)                7-19

         2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            20-25

Part II  1.    Legal Proceedings                                                       26

         2.    Changes in Securities                                                   26

         3.    Defaults Upon Senior Securities                                         26

         4.    Submission of Matters to a Vote of Security Holders                     26

         5.    Other Information                                                       26

         6.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K     26-28

PART  I
ITEM  1.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                            October 31,    July 31,
                                                                                                1998         1998
                                                                                            ------------  ----------
                                                                                            (Unaudited)
Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     23,723  $  157,513
 Trade accounts receivable, less allowance for doubtful accounts of $418,796 and $418,796.     2,030,664   1,195,653
 Inventories (note D). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       402,366     377,097
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . .       128,267      95,775
                                                                                            ------------  ----------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,585,020   1,826,038
Property, plant and equipment - net (note C) . . . . . . . . . . . . . . . . . . . . . . .     4,084,056   4,119,437
Lease rights (net of accumulated amortization of $490,009 and $478,560). . . . . . . . . .       664,030     675,479
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72,883      77,026
                                                                                            ------------  ----------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,405,989  $6,697,980
                                                                                            ============  ==========


     The  accompanying  notes  are  an  integral  part  of  these  statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED


                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            October 31,
                                                                               1998           July 31,
                                                                            (Unaudited)         1998
                                                                          ---------------  ---------------
Current Liabilities
 Current maturities of long-term debt (note F) . . . . . . . . . . . . .  $    1,753,897   $    1,693,897
 Revolving line of credit (note H) . . . . . . . . . . . . . . . . . . .       1,351,378          991,823
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       2,389,463        2,050,575
 Borrowings from IBC-Brownsville . . . . . . . . . . . . . . . . . . . .         672,552          672,552
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       1,706,098        1,555,261
                                                                          ---------------  ---------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       7,873,388        6,964,108
Long-term debt, less current maturities (note F) . . . . . . . . . . . .               -           60,000
Commitments and contingencies (note H) . . . . . . . . . . . . . . . . .               -                -
Stockholders' Equity (note G)
 Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0 .               -                -
shares issued and outstanding at October 31, 1998 and July 31, 1998
 Preferred stock-$.01 par value, 5,000,000 shares authorized; 0. . . . .               -                -
convertible shares issued and outstanding at October 31, 1998 and July
31, 1998
 Common stock-$.01 par value, 25,000,000 shares authorized;. . . . . . .          99,527           99,527
9,952,673 shares issued and outstanding at October 31, 1998 and July
31, 1998
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      13,318,592       13,318,592
 Notes receivable from the president of the Company and a related party.    (  2,763,006)    (  2,763,006)
for exercise of warrants, less reserve of $223,000 at October 31, 1998 and July 31, 1998
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (  11,122,512)   (  10,981,241)
                                                                          ---------------  ---------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .      (  467,399)      (  326,128)
                                                                          ---------------  ---------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . .  $    7,405,989   $    6,697,980
                                                                          ===============  ===============


The accompanying notes are an integral part of these statements.



                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)


                                   Three Months Ended
                                   ------------------


                                                       October 31,    October 31,
                                                          1998           1997
                                                      -------------  -------------
Revenues . . . . . . . . . . . . . . . . . . . . . .  $  6,502,087   $  8,188,002
Cost of goods sold . . . . . . . . . . . . . . . . .     5,884,469      7,758,459
                                                      -------------  -------------
 Gross profit. . . . . . . . . . . . . . . . . . . .       617,618        429,543
                                                      -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees . . . . . . . . . . . .       203,082        152,784
 Salaries and payroll related expenses . . . . . . .       301,007        207,034
 Travel. . . . . . . . . . . . . . . . . . . . . . .        36,365         82,406
 Other . . . . . . . . . . . . . . . . . . . . . . .       121,585        108,138
                                                      -------------  -------------
                                                           662,039        550,362
                                                      -------------  -------------
 Operating (loss). . . . . . . . . . . . . . . . . .     (  44,421)    (  120,819)
Other income (expense)
 Interest expense. . . . . . . . . . . . . . . . . .     (  97,268)     (  61,137)
 Interest income . . . . . . . . . . . . . . . . . .           418         57,508
                                                      -------------  -------------
   Net (loss) before taxes . . . . . . . . . . . . .    (  141,271)    (  124,448)
Provision for income taxes . . . . . . . . . . . . .             -              -
                                                      -------------  -------------
   Net (loss). . . . . . . . . . . . . . . . . . . .  $ (  141,271)  $ (  124,448)
                                                      -------------  -------------
(Loss) per common share and (loss) per common share.  $    (  0.01)  $    (  0.01)
                                                      =============  =============
assuming dilution (note B)
Weighted average common shares outstanding . . . . .     9,952,673      8,529,789
                                                      =============  =============


     The  accompanying  notes  are  an  integral  part  of  these  statements.



                                   PENN OCTANE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)
       Three  Months  Ended
     ----------------------


                                                                                   October 31,    October 31,
                                                                                      1998           1997
                                                                                  -------------  -------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (  141,271)  $ (  124,448)
Adjustments to reconcile net (loss) to net cash used in (provided by) operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        65,806         70,727
 Amortization of lease rights. . . . . . . . . . . . . . . . . . . . . . . . . .        11,449         11,449
 Interest income from related party notes receivables. . . . . . . . . . . . . .             -      (  57,504)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (  3,156)             -
Changes in current assets and liabilities:
 Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .    (  835,012)    (  268,548)
 Related party receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         91,342
 Costs and estimated earnings in excess on uncompleted contracts . . . . . . . .             -     (  551,322)
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (  25,269)    (  232,537)
 Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . . . .     (  28,347)    (  189,167)
 Deferred registration costs . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (  370,000)
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       338,888        415,062
 Billings in excess of costs and estimated earnings of billings on uncompleted .             -       (  7,596)
 contracts
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       150,835        225,795
                                                                                  -------------  -------------
   Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .    (  466,077)    (  986,747)

Cash flows from investing activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (  27,268)    (  211,054)
                                                                                  -------------  -------------

   Net cash used in  investing activities. . . . . . . . . . . . . . . . . . . .     (  27,268)    (  211,054)

Cash flows from financing activities:
 Revolving credit facilities . . . . . . . . . . . . . . . . . . . . . . . . . .       359,555     (  140,000)
 Issuance of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      1,500,000
 Issuance of Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      1,131,250
 Reduction in debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (  923,395)
                                                                                  -------------  -------------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . .       359,555      1,567,855
                                                                                  -------------  -------------

     Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .    (  133,790)       370,054
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .       157,513         31,142
                                                                                  -------------  -------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     23,723   $    401,196
                                                                                  =============  =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     31,750   $     47,329
                                                                                  =============  =============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued. . . . . . . . . . . . . . . . . . . . . . . .  $          -   $    263,000
                                                                                  =============  =============


        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  A  -  ORGANIZATION

     Penn Octane Corporation, formerly International Energy Development Corporation (IEDC) and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG and has provided services and equipment to the compressed natural gas ( CNG) industry. Substantially all of the LPG sales volume since inception has been to PMI Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the Mexican state owned oil company.

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

     The unaudited consolidated balance sheet as of October 31, 1998, the unaudited consolidated statements of operations, and the unaudited consolidated statements of cash flows for the three months ended October 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 1998 and the unaudited consolidated results of operations and unaudited consolidated cash flows for the three months ended October 31, 1998 and 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

     Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been applied consistently to the periods presented.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





     NOTE B - (LOSS) PER COMMON SHARE

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

     The following table presents reconciliations from (loss) per common share to (loss) per common share assuming dilution (see note G for the warrants and convertible preferred stock excluded because they are anti-dilutive):

                                           For the three months ended October 31, 1998  For the three months ended October 31, 1997
                                           -------------------------------------------  -------------------------------------------
                                                 (Loss)        Shares       Per-Share      (Loss)        Shares       Per-Share
                                              (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                              ------------  -------------  -----------  ------------  -------------  -----------
Net (loss) . . . . . . . . . . . . . . . . .  $(  141,271)              -           -   $(  124,448)              -           -
Less:  Dividends on preferred stock. . . . .            -               -           -             -               -           -
BASIC EPS. . . . . . . . . . . . . . . . . .   (  141,271)      9,952,673  $  (  0.01)   (  124,448)      8,529,789  $  (  0.01)
                                                                           ===========                               ===========
Net (loss) available to common stockholders
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . . . . . . .            -               -           -             -               -           -
Convertible Preferred Stock. . . . . . . . .            -               -           -             -               -           -
DILUTED EPS. . . . . . . . . . . . . . . . .  $(  141,271)      9,952,673  $  (  0.01)  $(  124,448)      8,529,789  $  (  0.01)
                                              ============  =============  ===========  ============  =============  ===========
Net (loss) available to common stockholders

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT


Property,  plant  and  equipment  consists  of  the  following:


                                     October 31,       July 31,
                                         1998            1998
                                    --------------  --------------
LPG:
 Building. . . . . . . . . . . . .  $     173,500   $     173,500
 LPG terminal. . . . . . . . . . .      3,426,440       3,426,440
 Automobile and equipment. . . . .        388,837         391,138
 Office equipment. . . . . . . . .         35,738          35,738
 Capital construction in progress.        117,586          75,389
 Leasehold improvements. . . . . .        291,409         291,409

CNG:
 Furniture, fixtures and equipment        189,206         203,559
 Automobiles . . . . . . . . . . .          3,500           3,500
 Capital construction in progress.      1,043,158       1,041,434
 Leasehold improvements. . . . . .          8,575           8,575
                                    --------------  --------------
                                        5,677,949       5,650,682
Less: accumulated depreciation and
 amortization. . . . . . . . . . .   (  1,593,893)   (  1,531,245)
                                    --------------  --------------
                                    $   4,084,056   $   4,119,437
                                    ==============  ==============



NOTE  D  -  INVENTORIES


     Inventories  consist  of  the  following:


                                      October 31,      July 31,
                                         1998           1998
                                    --------------  --------------
LPG:
 Pipeline . .                       $    297,047    $      276,938
 LPG terminal                            105,319           100,159
                                    --------------  --------------

                                    $    402,366    $      377,097
                                    ==============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE E - NYDOT CNG FUELING STATION

     During the year ended July 31, 1998, the Company recorded additional revenues of approximately $821,994 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation (NYDOT). The change-orders have been submitted to the customer  for  approval.  During March 1998,  the Company was  requested to furnish additional documentation with respect to the submitted change-orders which was subsequently provided on May 15, 1998. On April 30, 1998, the Company received notification from the general contractor, A.E. Schmidt Environment ("AES"), that the Company was in default under the agreement between AES and the Company relating to the NYDOT CNG fueling station. The Company has responded to AES indicating that AES is in default with the terms of the agreement and that the Company is awaiting satisfactory resolution of these matters prior to completion of the remaining work outlined under the agreement. The Company is currently exploring legal remedies available. As of July 31, 1998, the Company revised its estimate related to the work preformed in connection with the change-orders. As a result of this revision the Company reduced revenues associated with the change-orders by $500,000 and recorded an allowance for doubtful accounts of $321,994. In connection with this contract, the Company does not anticipate a material amount of additional costs associated with either completion of the contract or subsequent warranties provided for in the contract.

     For the three months ended October 31, 1997, the Company had recorded additional revenues of approximately $600,000 related to change-orders in connection with the NYDOT CNG fueling station.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following:


                                                                                          October 31,    July 31,
                                                                                              1998         1998
                                                                                          ------------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest
at 11.8%; due in October 1998; collateralized by a building. . . . . . . . . . . . . . .  $     91,197  $   91,197

Unsecured note with principal due in equal annual installments of $20,000
beginning June 5, 1998, plus interest at the prime  rate due June 5, 2002 (see note L). .      100,000     100,000

1,500,000 in promissory notes, with warrants to  purchase up  to  250,000  shares  of common stock at an exercise price of $6.00 per  share  expiring  October 21, 2000 and warrants  to  purchase  up  to 337,500 shares of common stock at an exercise price of
1.75  per  share  expiring  November  30,  2001; principal due June 30, 1999, or from proceeds received by the Company from any  public  offering  of debt or equity of the
Company  in  excess  of $2,250,000.  Promissory notes are secured  by  an  assignment of net proceeds  received by the Company in connection with  the  Judgment;  interest at 10.0% on the principal amount of the promissory notes  is due quarterly  on  March
31,  June  30,  September  30  and  December  31.  The  effective interest rate after consideration of  the  discount,  is  18.0%  per  annum. Purchasers of the promissory notes were granted one demand registration right  with respect to the shares issuable
upon exercise of the warrants (see note L) . . . . . . . . . . . . . . . . . . . . . . .     1,500,000   1,500,000

Note  issued  in  connection  with settlement of vendor obligation.  Principal due in
monthly installments.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,700      62,700
                                                                                          ------------  ----------

                                                                                             1,753,897   1,753,897

Current maturities.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,753,897   1,693,897
                                                                                          ------------  ----------

                                                                                          $          -  $   60,000
                                                                                          ============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE  G  -  STOCKHOLDERS'  EQUITY

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

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 129,686 shares were unissued as of October 31, 1998, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000 pursuant to the plan.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

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

     In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. The Court has not ruled on the IBC-Brownsville request for rehearing. A decision is expected by December 31, 1998. As of October 31, 1998, the net amount of the award is approximately $3.5 million, which is comprised of (i) the original judgment, including attorneys' fees, (ii) post-award interest,
     (iii) cancellation of the note and accrued interest payable to IBC-Brownsville which is included in the Consolidated Financial Statements, less attorneys' fees.

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

     On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mr. Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mr. Mark Casaday, and Mr. Jorge Bracamontes; and interference with contract against Mr. Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran in the 164th District Court of Harris County, Texas and on September 30, 1998, Mr. Duran filed a Fourth Amended Original Petition. Mr. Duran is seeking judgment against the Company and Messrs. Richter, Casaday and Bracamontes for damages in excess of $12.0 million, including prejudgment interest as provided

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

     for by law, and attorneys' fees and such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

     On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made by Amwest from the performance and payment bonds in response to claims for services provided by suppliers, laborers and other materials and work to complete the NYDOT contract. The Company is currently considering its legal options and intends to file an answer to Amwest's complaint.

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

     On October 22, 1997, the Company entered into a $6,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene (PPL). Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, PMI no longer provided any financing on behalf of the Company, and the Company began invoicing PMI on a weekly basis.

     Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7,000,000.

     In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P., the Company issues letters of credit on a monthly basis based on anticipated purchases.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

     As of October 31, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $6,000,000 of which $1,204,502 was being used to secure unpaid purchases from Exxon as of October 31, 1998. In addition, as of October 31, 1998, the Company had $1,351,378 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of October 31, 1998, the Company had unpaid invoices due from PMI totaling $1,828,631 and cash balances maintained in the RZB Credit Facility collateral account of $779.

     During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired in August 1998.

     During November 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $176,000.

NOTE  I  -  REALIZATION  OF  ASSETS

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

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to 1) collect the Judgment, 2) increase sales to its current customers, 3) increase its customer base, 4) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, 5) expand its product lines and 6) raise additional debt and/or equity capital.

     At July 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,826,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  CONTRACTS

     LPG  BUSINESS

     The Company has entered into a sales agreement (Agreement) with its major customer, PMI, to provide a minimum monthly volume of LPG to PMI through September 30, 1999. During October 1998, the Company was purchasing LPG on a month-to-month basis from Exxon Company, U.S.A. (Exxon), its major supplier, to meet the minimum monthly volumes required in the Agreement. Effective November 1, 1998, the Company entered into a supply contract with Exxon to purchase minimum monthly volumes of LPG through September 1999 under payment terms similar to those required in the Agreement. The supply price is below the sales price provided for in the Agreement.

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on profit (loss) from operations before income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months ended October 31, 1998 and 1997.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  K  -  SEGMENT  INFORMATION  -  Continued

     THREE  MONTHS  ENDED  OCTOBER  31,  1998:

                                                   LPG           CNG           Totals
                                               ------------  ------------  --------------
Revenues from external customers. . . . . . .  $ 6,478,566   $    23,521   $   6,502,087
Interest expense. . . . . . . . . . . . . . .       92,393         4,875          97,268
Interest Income . . . . . . . . . . . . . . .          418             -             418
Depreciation and amortization . . . . . . . .       56,896         8,910          65,806
Segment profit (loss) . . . . . . . . . . . .    (  59,850)   (   81,421)     (  141,271)
Segment assets. . . . . . . . . . . . . . . .    6,877,866       528,123       7,405,989
Segment liabilities . . . . . . . . . . . . .   (7,186,295)   (  687,093)   (  7,873,388)
Expenditure for segment assets. . . . . . . .       62,229     (  34,961)         27,268

Reconciliation to Consolidated Amounts

Revenues
 Total revenues for reportable segments                      $ 6,502,087
 Other revenues                                                        -
 Elimination of intersegment revenues                                  -
                                                             ------------
   Total consolidated revenues                               $ 6,502,087
                                                             ============

Profit (Loss)
 Total profit (loss) for reportable segments                 $(  141,271)
 Other profit (loss)                                                   -
 Elimination of intersegment profits                                   -
 Unallocated amounts
   Corporate headquarters expense                                      -
   Other expenses                                                      -
                                                             ------------
     Consolidated (loss) before income tax                   $(  141,271)
                                                             ============

Assets
 Total assets for reportable segments                        $ 7,405,989
 Other assets                                                          -
 Corporate headquarters                                                -
 Other unallocated amounts                                             -
                                                             ------------
   Total consolidated assets                                 $ 7,405,989
                                                             ============

Geographic Information. . . . . . . . . . . .  Revenues      Assets
---------------------------------------------  ------------  ------------
United States . . . . . . . . . . . . . . . .  $ 6,502,087   $ 7,405,989
Canada. . . . . . . . . . . . . . . . . . . .            -             -
                                               ------------  ------------
                                               $ 6,502,087   $ 7,405,989
                                               ============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  SEGMENT  INFORMATION  -  Continued


     THREE  MONTHS  ENDED  OCTOBER  31,  1997:


                                                     LPG             CNG            TOTALS
                                                --------------  --------------  --------------
Revenues from external customers . . . . . . .  $   6,542,481   $   1,645,521   $   8,188,002
Interest expense . . . . . . . . . . . . . . .         59,099           2,038          61,137
Depreciation and amortization. . . . . . . . .         55,871          11,856          67,727
Segment (loss) . . . . . . . . . . . . . . . .      (  44,975)      (  79,473)     (  124,448)
Segment assets . . . . . . . . . . . . . . . .      5,714,416       1,801,118       7,515,534
Segment liabilities. . . . . . . . . . . . . .   (  4,431,981)   (  1,118,645)   (  5,560,626)
Expenditure for segment assets . . . . . . . .         20,542         190,512         211,054

Reconciliation to Consolidated Amounts
----------------------------------------------


Revenues
 Total revenues for reportable segments                         $   8,188,002
 Other revenues                                                             -
 Elimination of intersegment revenues                                       -
                                                                --------------
   Total consolidated revenues                                  $   8,188,002
                                                                ==============

Profit or Loss
 Total profit or loss for reportable segments                   $  (  124,448)
 Other profit or loss                                                       -
 Elimination of intersegment profits                                        -
 Unallocated amounts
   Corporate headquarters expense                                           -
   Other expenses                                                           -
                                                                --------------
     Consolidated income before income taxes                    $  (  124,448)
                                                                ==============
Assets
 Total assets for reportable segments                           $   7,515,534
 Other assets                                                               -
 Corporate headquarters                                                     -
 Other unallocated amounts                                                  -
                                                                --------------
   Total consolidated assets                                    $   7,515,534
                                                                ==============

Geographic Information . . . . . . . . . . . .  Revenues        Assets
----------------------------------------------  --------------  --------------
United States. . . . . . . . . . . . . . . . .  $   8,153,149   $   7,515,534
                                                --------------
Canada . . . . . . . . . . . . . . . . . . . .         34,853               -
                                                --------------  --------------
                                                $   8,188,002   $   7,515,534
                                                ==============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  L  -  SUBSEQUENT  EVENTS

     COMMON  STOCK
     -------------

     On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 75,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 12, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

     On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale will be used for working capital purposes.

     PROMISSORY  NOTE  AMENDMENT
     ---------------------------

     On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of common stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes were unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum was due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. On December 1, 1998, the Company completed a rollover and assignment agreement effectively extending the due date of the promissory notes until June 30, 1999 (the "Rollover Agreement"). In connection with the Rollover Agreement, the Company agreed to assign its rights to any net cash collected from the Judgment towards any unpaid principal and interest owing on the promissory notes. The Company also agreed to use any net proceeds received by the Company from any public offering of debt or equity of the Company in excess of
     $2,250,000, towards the repayment of any balances owing under the promissory notes. The promissory note holders also received additional warrants to purchase 337,500 shares of common stock, exercisable until November 30, 2001, at an exercise price of $1.75 per share. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     LPG  SUPPLY  CONTRACT
     ---------------------

     Effective November 1, 1998, the Company entered into a supply contract with a major supplier to purchase minimum monthly volumes of LPG through September 1999 under payment terms similar to those required in the Agreement (Note J). The supply price is below the sales price provided for in the Agreement.

     SEADRIFT  PROMISSORY  NOTE
     --------------------------

     During November 1998, the Company issued a promissory note to Seadrift for $261,206, representing all outstanding rental obligations owed to Seadrift through November 1998. The promissory note is payable in six installments beginning November 25, 1998 and ending February 3, 1999. Interest on the promissory note is 10% per annum.

     NOTE  CANCELLATION
     ------------------

     During December 1998, the Company issued 53,884 shares of common stock of the Company to Zimmerman Holdings Inc. (ZHI), as payment for and full cancellation of a note payable of $100,000 and related interest and other obligations totaling $18,000 and the cancellation of any further obligation to pay any future royalties in connection with Company's purchase of certain CNG assets from Wilson Technologies Inc., a wholly owned subsidiary of ZHI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1999) refer to the Company's fiscal year ended July 31. The results of operations of PennWilson, which began operations in March 1997 have been included in the Company's results of operations for fiscal 1999 and 1998 discussed below. To date, there has been no significant activity associated with the operations of Holdings or Estacion.

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

     As part of its business strategy, in March 1997 the Company acquired certain assets and hired certain former employees from WTI, a company engaged in the engineering, design and construction of equipment for turnkey CNG fueling stations. In connection with this acquisition, the Company paid $394,000 and was committed to pay up to $2.0 million in royalty payments based on future sales, if any. The acquisition was accounted for as a purchase and has been reflected as such in the Company's consolidated financial statements beginning in fiscal 1997.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three months ended October 31, 1998 and 1997.

                               Three  Months  Ended
                            --------------------------
                            October 31,   October 31,
                                1998          1997
                            ------------  ------------
Volume Sold

 LPG (millions of gallons)          22.4          15.1

Average sales price

 LPG (per gallon). . . . .  $       0.28  $       0.43

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1998, COMPARED THE THREE MONTHS ENDED OCTOBER 31, 1997

     Revenues. Revenues for the three months ended October 31, 1998 were $6.5 million compared with $8.2 million for the three months ended October 31, 1997, a decrease of $1.7 million or 20.7%. Of this decrease (i) $1.6 million was attributable to revenues from sales of equipment for CNG fueling stations due to the Company's decision to reassess its CNG business strategy resulting in $0 revenues from CNG related contracts during the three months ended October 31, 1998 and (ii) $124,282 related to the Company's LPG business; $2.2 million was attributable to a decrease in average sales price for LPG during the three months ended October 31, 1998, partially offset by increased volumes of LPG sold during the three months ended October 31, 1998, resulting in an increase in sales of $2.1 million.

     Cost of sales. Cost of sales for the three months ended October 31, 1998 was $5.9 million compared with $7.8 million for the three months ended October 31, 1997, a decrease of $1.9 million or 24.4%. Of this decrease (i) $1.5 million was attributable to costs associated with sales of equipment for CNG fueling stations as described above and (ii) $411,306 of costs associated with the Company's LPG business ($2.2 million was attributable to a decrease in average purchase price for LPG purchased during the three months ended October 31, 1998, offset by the increase in volume of LPG sold during the three months ended October 31, 1998, resulting in an increase in cost of goods sold of $1.8 million).

     Selling, general and administrative expenses. Selling, general and administrative expenses were $662,039 for the three months ended October 31, 1998 compared with $550,362 for the three months ended October 31, 1997, an increase of $111,677 or 20.3%. This increase was primarily attributable to payroll and other related costs in connection with the Company's LPG business, partially offset by reductions in costs associated with the operations of the CNG business for the three months ended October 31, 1998.

     Other income and expenses, net. Other income (expense), net was ($96,850) for the three months ended October 31, 1998 compared with ($3,629) for the three months ended October 31, 1997. The increase in other income (expense), net, during the three months ended October 31, 1998 was due primarily to interest income on a note from the president of the Company and a related party which during fiscal 1999, will be recorded only when cash is actually received.

     Income tax. Due to the net losses for the three months ended October 31, 1998 and 1997, there was no income tax expense in either period. At July 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.8 million. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

     The following summary table reflects comparative cash flows for the three months ended October 31, 1998 and 1997. All information is in thousands.

                                                OCTOBER 31,         OCTOBER 31,
                                                    1998               1997
                                           ----------------------  -------------
Net cash used in operating activities . .  $              (  467)  $     (  987)
Net cash provided by (used in) investing.                 (   27)        (  211)
 Activities
Net cash provided by financing activities                    360          1,568
                                           ----------------------  -------------
Net increase (decrease) in cash . . . . .                  ( 134)  $        370
                                           ======================  =============

     The PMI Sales Agreement is effective for the period from October 1, 1998 through September 30, 1999 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 to September 30, 1998. During October 1998, the Company entered into a monthly supply agreement with Exxon pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999. The Company believes it has access to an adequate supply of LPG from Exxon and other suppliers to satisfy the requirements of PMI under the PMI Sales Agreement. In determining whether any supplier will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease. The Company anticipates 10% - 15% lower gross margins on its LPG sales as a result of increased LPG costs beginning October 1998 compared with the previous agreements.

     Pipeline Lease. The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the "Pipeline Lease Amendment"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. As of October 31, 1998, Seadrift had yet to make certain improvements which the Company believes were the basis of the increase in rent required under the Pipeline Lease Amendment ("Basic Improvements"). Accordingly, Seadrift has continued to invoice the Company, and the Company has continued to make lease payments to Seadrift as prescribed under the Pipeline Lease. The Company further believes that the term of the Pipeline Lease Amendment shall commence upon the completion of the Basic Improvements and terminate fifteen years thereafter. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. During November 1998, the Company issued a promissory note to Seadrift for $261,206, representing all outstanding rental obligations owed to Seadrift through November 1998. The promisorry note is payable in six installments beginning November 25, 1998 and ending February 3, 1999. Interest on the promissory note is 10% per annum.

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

     On October 22, 1997, the Company entered into a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November 11, 1997, PMI no longer provided any financing on behalf of the Company, and the Company began invoicing PMI on a weekly basis.

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

               As of October 31, 1998, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $6.0 million of which $1.2 million was being used to secure unpaid purchases from Exxon as of October 31, 1998. In addition, as of October 31, 1998, the Company had $1.4 million of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of October 31, 1998, the Company had unpaid invoices due from PMI totaling $1.8 million and cash balances maintained in the RZB Credit Facility collateral account of $779.

     During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired during August 1998.

     During November 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $176,000.

     Private Placements and Other Transactions. On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of common stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes were unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum was due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. On December 1, 1998, the Company completed a rollover and assignment agreement effectively extending the due date of the promissory notes until June 30, 1999 (the "Rollover Agreement"). In connection with the Rollover Agreement, the Company agreed to assign its rights to any net cash collected from the Judgment towards any unpaid principal and interest owing on the promissory notes. The Company also agreed to use any net proceeds received by the Company from any public offering of debt or equity of the Company in excess of than $2,250,000, towards the repayment of any balances owing under the promissory notes. The promissory note holders also received additional warrants to purchase 337,500 shares of common stock, exercisable until November 30, 2001, at an exercise price of $1.75 per share. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 75,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 12, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

     On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale will be used for working capital purposes.

     During December 1998, the Company issued 53,884 shares of common stock of the Company to Zimmerman Holdings Inc. (ZHI), as payment for and full cancellation of a note payable of $100,000 and related interest and other obligations totaling $18,000 and the cancellation of any further obligation to pay any future royalties in connection with Company's purchase of certain CNG assets from Wilson Technologies Inc., a wholly owned subsidiary of ZHI.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of $3.2 million. As of October 31, 1998, the net amount of the award is approximately $3.5 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable which is included in the Consolidated Financial Statements, less attorneys' fees. The Judgment is being appealed by the defendant. Although no assurance can be made, management believes that the Company will ultimately prevail on appeal and will receive the proceeds from such Judgment. A significant portion of the Judgment, upon realization by the Company, will be used to pay attorneys' fees incurred in connection with the IBC-Brownsville litigation. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees) and amounts have been assigned to the promissory note holders. See note and L to the Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines and (vi) raise additional debt and/or equity capital. See note I to the Consolidated Financial Statements.

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

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See Note H to the unaudited Consolidated Financial Statements and Note O to the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


The  following  Exhibits  are  incorporated  herein  by  reference:

EXHIBIT  NO.
------------


10.71 LPG Mix Purchase Contract dated September 28, 1998 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 filed on November 13, 1998, SEC File No. 000-24394)

The  following  material  contracts  are  filed  as  part  of  this  report:

10.72     LPG  Sales  Agreement  dated  November  16, 1998 between Exxon and the
          Company.

10.73 Rollover and Assignment Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company.

10.74 Registration Rights Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company.

10.75 Collateral Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

10.76 Assignment of Judgment Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company.

10.77 Amended Promissory Note dated December 1, 1998 between Castle Energy Corporation and the Company.

10.78 Common Stock Purchase Warrant dated December 1, 1998 issued to Castle Energy Corporation by the Company.

10.79 Amended Promissory Note dated December 1, 1998 between Clint Norton and the Company.

10.80 Common Stock Purchase Warrant dated December 1, 1998 issued to Clint Norton by the Company.

10.81 Amended Promissory Note dated December 1, 1998 between Southwest Concept, Inc. and the Company.

10.82 Common Stock Purchase Warrant dated December 1, 1998 issued to Southwest Concept, Inc. by the Company.

10.83 Amended Promissory Note dated December 1, 1998 between James F. Meara, Jr. and the Company.

10.84     Common  Stock  Purchase Warrant dated December 1, 1998 issued to James
          F. Meara, Jr. by the Company.

10.85 Amended Promissory Note dated December 1, 1998 between Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company.

10.86 Common Stock Purchase Warrant dated December 1, 1998 issued to Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company.

10.87 Amended Promissory Note dated December 1, 1998 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

10.88 Common Stock Purchase Warrant dated December 1, 1998 issued to Lincoln Trust Company FBO Perry D. Snavely IRA by the Company.

10.89 Purchase Agreement dated November 13, 1998 between Van Moer Santerre & Company and the Company.

10.90 Registration Rights Agreement dated November 13, 1998 among Van Moer Santerre & Company and the Company.

10.91 Common Stock Purchase Warrant dated November 13, 1998 issued to Van Moer Santerre & Company by the Company.

10.92 Purchase Agreement dated December 14, 1998 between KFP Grand LTD. and the Company.

10.93 Registration Rights Agreement dated December 14, 1998 among KFP Grand LTD. and the Company.

10.94 Common Stock Purchase Warrant dated December 14, 1998 issued to KFP Grand LTD. by the Company.

10.95 Second Amendment of the Interim Operating Agreement dated December 15, 1998 among Wilson Technologies Inc., Zimmerman Holdings, Inc. and the Company.

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


                        PENN  OCTANE  CORPORATION



December  18,  1998     By: /s/ Ian  T.  Bothwell
                                --------------------
                                Ian  T.  Bothwell
                                Vice President, Treasurer, Assistant Secretary, Chief Financial Officer