Form 10-Q
period 1999-01-31
PENN OCTANE CORP
filed 1999-03-17
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  January  31,  1999

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
  (State  or  Other  Jurisdiction                   (I.R.S.
  of Incorporation or Organization)      Employer  Identification  No.)

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on March 12, 1999 was 10,821,557.

                             PENN OCTANE CORPORATION
                               TABLE  OF  CONTENTS


        ITEM                                                                      PAGE NO.
        ----                                                                      --------
Part I    1.

              Consolidated Balance Sheets as of January 31, 1999 (unaudited)        3-4
              and July 31, 1998

              Consolidated Statements of Operations for the three and six months
              ended January 31, 1999 and 1998 (unaudited)                             5

              Consolidated Statements of Cash Flows for the six months
              ended January 31, 1999 and 1998 (unaudited)                             6

              Notes to Consolidated Financial Statements (unaudited)               7-17

          2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           18-24

Part II   1.  Legal Proceedings                                                      25

          2.  Changes in Securities                                                  25

          3.  Defaults Upon Senior Securities                                        25

          4.  Submission of Matters to a Vote of Security Holders                    25

          5.  Other Information                                                      25

          6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    25-27

PART  I
ITEM  1.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS


                                                                                             January 31,
                                                                                                1999        July 31,
                                                                                             (Unaudited)      1998
                                                                                            -------------  ----------
Current Assets
 Cash                                                                                       $     510,992  $  157,513
 Trade accounts receivable, less allowance for doubtful accounts of $418,796 and $418,796       1,584,444   1,195,653
 Inventories (note D)                                                                             425,189     377,097
 Prepaid expenses and other current assets                                                        314,276      95,775
                                                                                            -------------  ----------
   Total current assets                                                                         2,834,901   1,826,038
Property, plant and equipment - net (note C)                                                    3,052,899   3,001,387
Lease rights (net of accumulated amortization of $501,457 and $478,560)                           652,582     675,479
CNG assets held for sale (note E)                                                               1,100,000   1,100,000
Other noncurrent assets                                                                           140,050      95,077
                                                                                            -------------  ----------
   Total assets                                                                             $   7,780,432  $6,697,981
                                                                                            =============  ==========


     The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               January 31,
                                                                                  1999           July 31,
                                                                               (Unaudited)         1998
                                                                             ---------------  ---------------
Current Liabilities
     Current maturities of long-term debt (notes G, H and M)                 $    1,697,603   $    1,693,897
     Revolving line of credit (note I)                                              587,501          991,823
     Trade accounts payable                                                       2,438,090        2,050,575
     Borrowings from IBC-Brownsville (note L)                                             -          672,552
                                                                                  1,301,716        1,555,262
                                                                             ---------------  ---------------
     Accrued liabilities
          Total current liabilities                                               6,024,910        6,964,109
Long-term debt, less current maturities (note G)                                          -           60,000
Commitments and contingencies (note I)                                                    -                -
Stockholders' Equity (note H)
     Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 0
     shares issued and outstanding at January 31, 1999 and July 31, 1998                  -                -
     Preferred stock-$.01 par value, 5,000,000 shares authorized; 0 convertible shares issued and outstanding at January 31, 1999 and July 31,
     1998                                                                                 -                -
     Common stock-$.01 par value, 25,000,000 shares authorized;
     10,771,557 and 9,952,673 shares issued and outstanding at January 31, 1999
     and July 31, 1998                                                              107,716           99,527
     Additional paid-in capital                                                  14,572,865       13,318,592
     Notes receivable from the president of the Company and a related party for exercise of warrants, less reserve of $223,000 at January 31, 1999 and
     July 31, 1998                                                             (  2,763,006)    (  2,763,006)
      Accumulated deficit                                                     (  10,162,053)   (  10,981,241)
                                                                             ---------------  ---------------
        Total stockholders' equity                                                1,755,522       (  326,128)
                                                                             ---------------  ---------------
          Total liabilities and stockholders' equity                         $    7,780,432   $    6,697,981
                                                                             ===============  ===============

        The accompanying notes are an integral part of these statements.



                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)

                                                         Three Months Ended           Six Months Ended
                                                   ----------------------------  ----------------------------
                                                    January 31,    January 31,    January 31,    January 31,
                                                       1999           1998           1999           1998
                                                   -------------  -------------  -------------  -------------
Revenues                                           $  8,353,027   $  9,813,766   $ 14,831,593   $ 16,356,247
Cost of goods sold                                    7,413,785      8,805,890     13,323,218     15,055,308
                                                   -------------  -------------  -------------  -------------
 Gross profit                                           939,242      1,007,876      1,508,375      1,300,939
                                                   -------------  -------------  -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees                            223,617        223,926        426,699        348,019
 Salaries and payroll related expenses                  228,870        203,317        416,698        332,407
 Travel                                                  43,740         22,306         80,105         81,099
 Other                                                  148,465        154,752        258,200        179,219
                                                   -------------  -------------  -------------  -------------
                                                        644,692        604,301      1,181,702        940,744
                                                   -------------  -------------  -------------  -------------
 Operating income                                       294,550        403,575        326,673        360,195
Other income (expense)
 Interest expense                                    (  200,681)    (  100,510)    (  293,074)    (  159,609)
 Interest income                                            879         59,356          1,297        116,860
 Award from litigation (note L)                         987,114              -        987,114              -
                                                   -------------  -------------  -------------  -------------
   Income from continuing operations
   before taxes                                       1,081,862        362,421      1,022,010        317,446
Provision for income taxes                                    -              -              -              -
                                                   -------------  -------------  -------------  -------------
   Income from continuing
   operations                                         1,081,862        362,421      1,022,010        317,446
Discontinued operations, net of taxes (note E)
 (Loss) from operations of CNG segment                ( 121,403)     ( 103,744)     ( 202,822)     ( 183,217)
                                                   -------------  -------------  -------------  -------------
   Net income                                      $    960,459   $    258,677   $    819,188   $    134,229
                                                   =============  =============  =============  =============
Income from continuing operations
per common share (note B)                          $       0.10   $       0.02   $       0.10   $       0.01
                                                   =============  =============  =============  =============
Net income (loss) per
common share (note B)                              $       0.09   $       0.00   $       0.08   $    (  0.01)
                                                   =============  =============  =============  =============
Income from continuing
operations per common share
assuming dilution (note B)                         $       0.10   $       0.01   $       0.10   $       0.01
                                                   =============  =============  =============  =============
Net income (loss) per
common share assuming
dilution (note B)                                  $       0.09   $       0.00   $       0.08   $    (  0.01)
                                                   =============  =============  =============  =============
Weighted average common shares outstanding           10,479,319      8,716,337     10,215,996      8,620,819
                                                   =============  =============  =============  =============

        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)
                                                                                     Six  Months  Ended
                                                                                 -----------------------------
                                                                                  January 31,    January 31,
                                                                                     1999            1998
                                                                                 -------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income                                                                       $    819,188   $     134,229
Adjustments to reconcile net income to net cash used in (provided by) operating
Activities:
 Depreciation and amortization                                                        159,291         142,946
 Amortization of lease rights                                                          22,897          22,897
 Amortization of loan discount                                                         94,255          28,125
 Interest income from related party notes receivables                                       -     (   115,008)
 Award from litigation                                                             (  987,114)              -

Changes in current assets and liabilities:
 Trade accounts receivable                                                         (  388,874)   (  1,957,631)
 Related party receivable                                                                  82          47,809
 Costs and estimated earnings in excess of billing on uncompleted contracts                 -         133,218
 Inventories                                                                        (  48,092)     (  118,937)
 Prepaids and other current assets                                                     54,375       (  85,155)
 Deferred registration costs                                                                -      (  473,132)
 Construction and trade accounts payable                                              413,793       2,274,019
 Billings in excess of costs and estimated earnings on uncompleted contracts                -        (  7,596)
 Other assets and liabilities                                                       (  48,568)      (  99,514)
 Accrued liabilities                                                                   75,847         269,819
                                                                                 -------------  --------------
   Net cash  provided by operating activities                                         167,080         196,089

Cash flows from investing activities:
 Capital expenditures                                                              (  170,485)      (  75,449)
 CNG assets held for sale                                                                   -      (  664,405)
                                                                                 -------------  --------------

   Net cash used in investing activities                                           (  170,485)     (  739,854)

Cash flows from financing activities:
 Revolving credit facilities                                                       (  404,332)     (  140,000)
 Issuance of debt                                                                      43,706       1,500,000
 Issuance of Common Stock                                                             717,500       1,131,250
 Reduction in debt                                                                          -      (  923,395)
                                                                                 -------------  --------------
   Net cash provided by financing activities                                          356,884       1,567,855
                                                                                 -------------  --------------

     Net increase in cash                                                             353,479       1,024,090
Cash at beginning of period                                                           157,513          31,142
                                                                                 -------------  --------------
Cash at end of period                                                            $    510,992   $   1,055,232
                                                                                 =============  ==============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                      $    125,800   $     129,007
                                                                                 =============  ==============
Supplemental disclosures of noncash transactions:
 Common stock and warrants issued                                                $    144,883   $     263,000
                                                                                 =============  ==============

        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  A  -  ORGANIZATION

Penn  Octane  Corporation, formerly International Energy Development Corporation
(IEDC) and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG and has provided services and equipment to the compressed natural gas (CNG) industry. Substantially all of the LPG sales volume since inception has been to PMI Trading Limited (PMI), a subsidiary of Petroleos Mexicanos (PEMEX), the Mexican state owned oil company.

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

     In March 1999, the Company approved the sale of certain CNG related assets to a director and officer of the Company (see note E). As a result of the sale, the Company will no longer be in the CNG business and has reflected the historical results of the CNG segment as a discontinued operation. All prior periods have been restated.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying financial statements include the Company and its subsidiaries, PennWilson and Holdings (Company). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of January 31, 1999, the unaudited consolidated statements of operations for the three and six months ended January 31, 1999 and 1998, and the unaudited consolidated statements of cash flows for the six months ended January 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 1999 and the unaudited consolidated results of operations for the three and six months ended January 31, 1999 and 1998, and unaudited consolidated cash flows for the six months ended January 31, 1999 and 1998.

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

The following table presents reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants and convertible preferred stock):


                                 For the six months ended January 31, 1999  For the six months ended January 31, 1998
                                 -----------------------------------------  ------------------------------------------
                                 Income (Loss)      Shares      Per-Share   Income (Loss)      Shares       Per-Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                 --------------  -------------  ----------  --------------  -------------  -----------
Income (loss) from continuing
 operations                      $    1,022,010              -           -  $     317,446               -           -
                                 --------------
Net income (loss)                       819,188              -           -        134,229               -           -
                                 --------------
Less:  Dividends on preferred
 stock                                        -              -           -     (  225,000)              -           -
BASIC EPS
Income (loss) from continuing
 operations available to
 common stockholders                  1,022,010     10,215,966  $     0.10         92,446       8,620,819  $     0.01
                                                                ==========                                 ===========
Net income (loss) available to
common stockholders                     819,188     10,215,966  $     0.08      (  90,771)      8,620,819  $  (  0.01)
                                                                ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                      -         98,686           -              -         916,962           -
Convertible Preferred Stock                   -              -           -              -         989,041           -
DILUTED EPS
Income (loss) from continuing
   operations available to
 common stockholders                  1,022,010     10,314,682  $     0.10         92,446      10,526,822  $     0.01
                                                                ==========                                 ===========
Net income (loss) available to
common stockholders              $      819,188     10,314,682  $     0.08            n/a             n/a         n/a
                                 ==============  =============  ==========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  (CONTINUED)

                               For the three months ended January 31, 1999  For the three months ended January 31, 1998
                                 -----------------------------------------  -----------------------------------------
                                 Income (Loss)      Shares      Per-Share   Income (Loss)      Shares      Per-Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                 --------------  -------------  ----------  --------------  -------------  ----------
Income (loss) from continuing
 operations                      $    1,081,862              -           -  $     362,421               -           -
                                 --------------
Net income (loss)                       960,459              -           -        258,677               -           -
                                 --------------
Less:  Dividends on preferred
 stock                                        -              -           -     (  225,000)              -           -
BASIC EPS
Income (loss) from continuing
 operations available to
 common stockholders                  1,081,862     10,479,319  $     0.10        137,421       8,716,337  $     0.02
                                                                ==========                                 ==========
Net income (loss) available to
common stockholders                     960,459     10,479,319  $     0.09         33,677       8,716,337  $     0.00
                                                                ==========                                 ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                      -         19,396           -              -         846,047           -
Convertible Preferred Stock                   -              -           -              -         978,173           -
DILUTED EPS
Income (loss) from continuing
 operations available to
 common stockholders                  1,081,862     10,498,715  $     0.10        137,421      10,540,557  $     0.01
                                                                ==========                                 ==========
Net income (loss) available to
common stockholders              $      960,459     10,498,715  $     0.09  $      33,677      10,540,557  $     0.00
                                 ==============  =============  ==========  ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consists  of  the  following:

                                      January  31,     July  31,
                                         1999            1998
                                    --------------  --------------
LPG:
 Building                           $     173,500   $     173,500
 LPG terminal                           3,426,440       3,426,440
 Automobile and equipment                 388,839         391,138
 Office equipment                          35,738          35,738
 Capital construction in progress         329,347          75,389
 Leasehold improvements                   291,409         291,409


CNG:
 Furniture, fixtures and equipment              -          35,575
 Automobiles                                    -           3,500
 Capital construction in progress               -          45,485
                                            8,575           8,575
 Leasehold improvements             --------------  --------------
                                        4,653,848       4,486,749

Less: accumulated depreciation and
 Amortization                        (  1,600,949)   (  1,485,362)
                                    --------------  --------------
                                    $   3,052,899   $   3,001,387
                                    ==============  ==============

NOTE  D  -  INVENTORIES

Inventories  consist  of  the  following:
                                      January  31,     July  31,
                                         1999            1998
                                    --------------  --------------

LPG:
 Pipeline                           $     294,732   $     276,938
 LPG terminal                             130,457         100,159
                                    --------------  --------------
                                    $     425,189   $     377,097
                                    ==============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  DISCONTINUED  OPERATIONS

In March 1999, the Company approved the sale of certain CNG related assets to a company (Buyer) controlled by a director and officer of the Company. Under the terms of the sale, Buyer will purchase approximately $1,100,000 of CNG assets and the Company will receive promissory notes totaling $1,100,000. The promissory notes are secured by certain assets to be acquired by Buyer and the director and officer has pledged his stock in Buyer as well as 200,000 warrants to purchase 200,000 shares of common stock of the Company, as additional collateral. As a result of the sale, the Company has effectively disposed of its CNG segment and discontinued operations. In accordance with APB 30, the results of the CNG segment have been recorded as a discontinued operation for all periods presented. The assets of the CNG segment to be sold are presented separately at January 31, 1999 and July 31, 1998.


NOTE  F  -  NYDOT  CNG  FUELING  STATION

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

For the three months and six months ended January 31, 1998, the Company had recorded additional revenues of approximately $221,994 and $821,994, respectively, related to change-orders in connection with the NYDOT CNG fueling station.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:

                                                                                         January 31,    July 31,
                                                                                             1999         1998
                                                                                         ------------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest
at 11.8%; due in October 1998; collateralized by a building.                             $     91,197  $   91,197

Unsecured note with principal due in equal annual installments of $20,000
beginning June 5, 1998, plus interest at the prime rate due June 5, 2002 (note H).                  -     100,000

Note issued in connection with settlement of vendor obligation.  Principal due in
monthly installments.                                                                          62,700      62,700

Promissory note to Seadrift, due February 1999 (paid February 1999).                           43,706           -

1,500,000 in promissory notes, with warrants to purchase up to 250,000 shares of common stock at an exercise price of $6.00 per share expiring October 21, 2000 and warrants to purchase up to 337,500 shares of common stock at an exercise price of
1.75 per share expiring November 30, 2001; principal due June 30, 1999, or from proceeds received by the Company from any public offering of debt or equity of the
Company in excess of $2,250,000.  Promissory notes are secured by an assignment of net proceeds received by the Company in connection with the Judgment; interest at 10.0% on the principal amount of the promissory notes is due quarterly on March
31, June 30, September 30 and December 31.  The effective interest rate after consideration of the discount, is 18.0% per annum. Purchasers of the promissory notes were granted one demand registration right with respect to the shares issuable
upon exercise of the warrants (note M).                                                     1,500,000   1,500,000
                                                                                         ------------  ----------

                                                                                            1,697,603   1,753,897
Current maturities.                                                                         1,697,603   1,693,897
                                                                                         ------------  ----------
                                                                                         $          -  $   60,000
                                                                                         ============  ==========


NOTE  H  -  STOCKHOLDERS'  EQUITY

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued


     COMMON  STOCK
     -------------

          On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 125,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 12, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

          On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale were used for working capital purposes.

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

          During December, 1998, the Company issued 15,000 shares of common stock of the Company and warrants to purchase 10,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of December 31, 2000 in exchange for cancellation of all outstanding obligations totaling approximately $26,000 and other obligations as outlined in an agreement between the parties.


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


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

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

In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, The Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville filed a petition for review with the Supreme Court of Texas. As of January 31, 1999, the net amount of the Judgment is approximately $3.5 million, which is comprised of (i) the original judgment, including attorneys' fees, (ii) post-award interest, (iii) cancellation of the note and accrued interest payable to IBC-Brownsville, less attorneys' fees. The decision to actually review the case is solely up to the Supreme Court of Texas. Management of the Company believes that if the Supreme Court of Texas should elect to review the case, the Company will prevail.

For the three months ended January 31, 1999, the Company has recorded a gain of approximately $987,000, which represents the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (see note L). The remaining net amount of the Judgment to be realized by the Company is approximately $2.4 million. The Company will record the remaining amount of the Judgment when it realizes the proceeds associated with the Judgment.

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

On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

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

On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract. In addition, Amwest is seeking reimbursement of approximately $600,000 for claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. The Company is currently considering its legal options and intends to file an answer to Amwest's complaint.

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

On October 22, 1997, the Company entered into a $6,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG and propylene (PPL). Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 1.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility. Upon establishment of the RZB Credit Facility, beginning November

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

11, 1997, PMI no longer provided any financing on behalf of the Company, and the Company began invoicing PMI on a weekly basis.

Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7,000,000. In January 1999, the fee charged for letters of credit issued was increased to 2.5%.

In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P., the Company issues letters of credit on a monthly basis based on anticipated purchases.

As of January 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $6,000,000 of which $1,499,020 was being used to secure unpaid purchases from Exxon as of January 31, 1999. In addition, as of January 31, 1999, the Company had $587,501 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of January 31, 1999, the Company had unpaid invoices due from PMI totaling $1,265,966 and cash balances maintained in the RZB Credit Facility collateral account of $507,094.

During  June  1998,  a  letter  of  credit  was established under the RZB Credit
Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired in August 1998.

During November 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $176,000. The letter of credit expired in January 1999.


NOTE  J  -  REALIZATION  OF  ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since inception, has used cash in operations, has a deficit in working capital and is delinquent under certain loan and lease agreements. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

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


NOTE  K  -  CONTRACTS

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

          LPG  SUPPLY  CONTRACT

Effective November 1, 1998, the Company entered into a supply contract with a major supplier to purchase minimum monthly volumes of LPG through September 1999 under payment terms similar to those required in the Agreement. The supply price is below the sales price provided for in the Agreement.


NOTE  L  -  AWARD  FROM  LITIGATION

     On December 31, 1998, the Company received notification from the Texas Court of Appeals that the request by IBC-Brownsville for a rehearing of the previous appellate decision upholding the judgment of The State District Court (the "Judgment") against IBC-Brownsville in favor of the Company, was denied (see note I).

As a result of this latest decision, IBC-Brownsville has now exhausted all legal remedies under the appeals process available to it. On February 16, 1999, IBC-Brownsville petitioned the Supreme Court of Texas to hear its case. However, the decision to actually review the case is solely up to the Supreme Court of Texas. If the Supreme Court of Texas should elect to review the case, there is no certainty that the outcome of the Judgment will change.

As a result of the above, the Company will record the gain when it realizes the proceeds associated with the Judgment. Due to the fact that the Judgment included an offset related to a liability, which the Company had recorded on its balance sheet, the Company has realized a portion of the Judgment, which relates to that liability. When the cash portion of the Judgment is collected, the Company will record the remaining amount of the Judgment.

For the three and six months ended January 31, 1999, the Company has recorded a gain to the extent of the amount which was recorded as a liability on the Company's balance sheet at December 31, 1998 totaling approximately $987,114.

NOTE  M  -  SUBSEQUENT  EVENTS

               EXCHANGE  OF  PROMISSORY  NOTES

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes for 90,000 shares of the Company's Senior Preferred Stock (the Senior Preferred Stock) at a purchase price of $10.00 per share. The Senior Preferred Stock is non-voting and dividends are payable at a rate of 12% annually, payable in cash or in kind, semi-annually. The Preferred Stock may be converted in whole or in part at any time at a conversion ratio of one share of Senior Preferred Stock for 4.0 shares of common stock of the Company. In connection with the exchange, the holder of the Senior Preferred Stock received 50,000 shares of common stock of the Company and may receive an additional
50,000 shares of common stock of the Company, if the Senior Preferred Stock is not redeemed by the Company prior to September 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1999) refer to the Company's fiscal year ended July 31. The results of operations related to the Company's CNG segment, primarily consisting of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for fiscal 1999 and 1998, have been presented separately as a discontinued operation.

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

     The Company's CNG revenues were previously derived from contracts awarded on a fixed-price, as-completed basis. During March 1999, the company entered into an agreement to sell certain of the CNG assets. The Company is no longer pursuing business opportunities related to CNG (see note E) and is once again focusing primarily on its LPG operations, including the expansion of its pipeline facilities.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and six months ended January 31, 1999 and 1998.

                               Three  Months  Ended         Six  Months  Ended
                            --------------------------  --------------------------
                            January 31,    January 31,   January 31,   January 31,
                                1999         1999           1998          1998
                            ------------  ------------  ------------  ------------
Volume Sold

 LPG (millions of gallons)          31.5          26.1          54.0          41.2

Average sales price

 LPG (per gallon)           $       0.26  $       0.37    $     0.27  $       0.39



RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1999, COMPARED THE THREE MONTHS ENDED JANUARY 31, 1998

     Revenues. Revenues for the three months ended January 31, 1999 were $8.4 million compared with $9.8 million for the three months ended January 31, 1998, a decrease of $1.3 million or 13.8%. This decrease was attributable to a decrease in average sales price for LPG during the three months ended January 31, 1999 of $2.8 million, partially offset by increased volumes of LPG sold during the three months ended January 31, 1999, resulting in an increase in sales of $1.5 million.

     Cost of sales. Cost of sales for the three months ended January 31, 1999 was $7.4 million compared with $8.8 million for the three months ended January 31, 1998, a decrease of $1.4 million or 15.8%. This decrease was attributable to a decrease in average purchase price for LPG purchased during the three months ended January 31, 1999 of $2.7 million, offset by the increase in volume of LPG sold during the three months ended January 31, 1999, resulting in an increase in cost of goods sold of $1.2 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $644,692 for the three months ended January 31, 1999 compared with $604,301 for the three months ended January 31, 1998, an increase of $40,391 or 6.7%. This increase was primarily attributable to payroll and other related costs.

     Other income and expenses, net. Other income (expense), net was $787,312 for the three months ended January 31, 1999 compared with ($41,154) for the three months ended January 31, 1998. The increase in other income (expense), net, during the three months ended January 31, 1999 was due primarily to the award from litigation of $987,114, partially offset by increased interest costs and lower interest income on a note from the president of the Company and a related party which during fiscal 1999, will be recorded only when cash is actually received.

     Income tax. Due to the availability of net operating loss carryforwards ($8.8 million and $5.3 million at July 31, 1998 and 1997), net income for the three months ended January 31, 1999 and 1998 did not result in any income tax expense. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

SIX  MONTHS  ENDED  JANUARY  31, 1999, COMPARED THE SIX MONTHS ENDED JANUARY 31,
1998

     Revenues. Revenues for the six months ended January 31, 1999 were $14.8 million compared with $16.4 million for the six months ended January 31, 1998, a decrease of $1.6 million or 9.3%. This decrease was attributable to a decrease in average sales price for LPG during the three months ended January 31, 1999 of $4.9 million, partially offset by increased volumes of LPG sold during the three months ended January 31, 1999, resulting in an increase in sales of $3.5 million.

     Cost of sales. Cost of sales for the six months ended January 31, 1999 was $13.3 million compared with $15.1 million for the six months ended January 31, 1998, a decrease of $1.8 million or 11.5%. This decrease was attributable to a decrease in average purchase price for LPG purchased during the six months ended January 31, 1999 of $4.8 million, offset by the increase in volume of LPG sold during the six months ended January 31, 1999, resulting in an increase in cost of goods sold of $2.9 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.2 million for the six months ended January 31, 1999 compared with $940,744 for the six months ended January 31, 1998, an increase of $240,958 or 25.6%. This increase was primarily attributable to payroll and other related costs.

     Other income and expenses, net. Other income (expense), net was $695,337 for the six months ended January 31, 1999 compared with ($42,749) for the six months ended January 31, 1998. The increase in other income (expense), net, during the six months ended January 31, 1999 was due primarily to the award from litigation of $987,114, partially offset by increased interest costs and lower interest income on a note from the president of the Company and a related party which during fiscal 1999, will be recorded only when cash is actually received.

     Income tax. Due to the availability of net operating loss carryforwards ($8.8 million and $5.3 million at July 31, 1998 and 1997), net income for the six months ended January 31, 1999 and 1998 did not result in any income tax expense. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has a deficit in working capital and is delinquent under certain loan and lease agreements. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the six months ended January 31, 1999 and 1998. All information is in thousands.

                                            January 31,    January 31,
                                               1999           1998
                                           -------------  -------------
Net cash provided by operating activities  $        167   $        196
Net cash provided by (used in) investing
 Activities                                        (171)          (740)
Net cash provided by financing activities           357          1,568
                                           -------------  -------------
Net increase (decrease) in cash            $        353   $      1,024
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

     Pipeline Lease. The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the "Pipeline Lease Amendment"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. Beginning February 1, 1999, Seadrift started invoicing the Company as prescribed under the Pipeline Lease Amendment. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. During November 1998, the Company issued a promissory note to Seadrift for $261,206, representing all outstanding rental obligations owed to Seadrift through November 1998. The promissory note was payable in six installments beginning November 25, 1998 and ending February 3, 1999. Interest on the promissory note was 10% per annum. The Company made all payments required under the promissory note.

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

     Effective April 22, 1998, the aggregate amount available under the RZB Credit Facility was increased to $7.0 million. The Company believes that based on current market prices of LPG and LPG volume requirements under the PMI Sales Agreement, the RZB Credit Facility is adequate. In January 1999, the fee charged for letters of credit issued under the RZB Credit Facility was increased to 2.5%.

     In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P., the Company issues letters of credit on a monthly basis based on anticipated purchases.

               As of January 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $6.0 million of which $1.5 million was being used to secure unpaid purchases from Exxon as of January 31, 1999. In addition, as of January 31, 1999, the Company had $587,501 of loans outstanding under the RZB Credit Facility. In connection with these purchases, as of January 31, 1999, the Company had unpaid invoices due from PMI totaling $1.3 million and cash balances maintained in the RZB Credit Facility collateral account of $507,094.

     During June 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $360,000. The letter of credit expired during August 1998.

     During November 1998, a letter of credit was established under the RZB Credit Facility in favor of PG&E NGL Marketing, L.P. for purchases of LPG totaling $176,000. This letter of credit expired in January 1999.

     Private Placements and Other Transactions. On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of common stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes were unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum was due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. On December 1, 1998, the Company completed a rollover and assignment agreement effectively extending the due date of the promissory notes until June 30, 1999 (the "Rollover Agreement"). In connection with the Rollover Agreement, the Company agreed to assign its rights to any net cash collected from the Judgment towards any unpaid principal and interest owing on the promissory notes. The Company also agreed to use any net proceeds received by the Company from any public offering of debt or equity of the Company in excess of than $2.3 million, towards the repayment of any balances owing under the promissory notes. The promissory note holders also received additional warrants to purchase 337,500 shares of common stock, exercisable until November 30, 2001, at an exercise price of $1.75 per share. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     On March 3, 1999, the Company completed an exchange of $0.9 million of the promissory notes for 90,000 shares of the Company's Senior Preferred Stock (the Senior Preferred Stock) at a purchase price of $10.00 per share. The Senior Preferred Stock is non-voting and dividends are payable at a rate of 12% annually, payable in cash or in kind, semi-annually. The Preferred Stock may be converted in whole or in part at any time at a conversion ratio of one share of Senior Preferred Stock for 4.0 shares of common stock of the Company. In connection with the exchange, the holder of the Senior Preferred Stock received 50,000 shares of common stock of the Company and may receive an additional 50,000 shares of common stock of the Company, if the Senior Preferred Stock is not redeemed by the Company prior to September 3, 1999.

     On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 75,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 12, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

     On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale were used for working capital purposes.

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

     During December, 1998, the Company issued 15,000 shares of common stock of the Company and warrants to purchase 10,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of December 31, 2000 in exchange for cancellation of all outstanding obligations totaling approximately $26,000 and other obligations as outlined in an agreement between the parties.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville in the amount of $3.2 million. As of January 31, 1999, the net amount of the award is approximately $3.5 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable, less attorneys' fees. The Judgment is being reviewed by the Supreme Court of Texas. Although no assurance can be made, management believes that the Company will ultimately prevail, and will receive the proceeds from such Judgment. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). The remaining proceeds available from the Judgment have been assigned to the promissory note holders to the extent of any amounts then owing under the promissory notes. See notes G, I, L and M to the Consolidated Financial Statements.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines and (vi) raise additional debt and/or equity capital. See note J to the Consolidated Financial Statements.

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

PART  II

ITEM  1.     LEGAL  PROCEEDINGS

     See Note I to the unaudited Consolidated Financial Statements and Note O to the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

ITEM  2.     CHANGES  IN  SECURITIES

     None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

     None.

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     The following Exhibits are incorporated herein by reference:

EXHIBIT  NO.
------------


10.71 LPG Mix Purchase Contract dated September 28, 1998 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 filed on November 13, 1998, SEC File No. 000-24394).

10.72 LPG Sales Agreement dated November 16, 1998 between Exxon and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.73 Rollover and Assignment Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.74 Registration Rights Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.75 Collateral Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.76 Assignment of Judgment Agreement dated December 1, 1998 among Castle Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry
          D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.77 Amended Promissory Note dated December 1, 1998 between Castle Energy Corporation and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.78 Common Stock Purchase Warrant dated December 1, 1998 issued to Castle Energy Corporation by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.79 Amended Promissory Note dated December 1, 1998 between Clint Norton and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.80 Common Stock Purchase Warrant dated December 1, 1998 issued to Clint Norton by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.81 Amended Promissory Note dated December 1, 1998 between Southwest Concept, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.82 Common Stock Purchase Warrant dated December 1, 1998 issued to Southwest Concept, Inc. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.83 Amended Promissory Note dated December 1, 1998 between James F. Meara, Jr. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.84     Common Stock  Purchase  Warrant dated December 1, 1998 issued to James
          F. Meara, Jr. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.85 Amended Promissory Note dated December 1, 1998 between Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.86 Common Stock Purchase Warrant dated December 1, 1998 issued to Donaldson Luftkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.87 Amended Promissory Note dated December 1, 1998 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.88 Common Stock Purchase Warrant dated December 1, 1998 issued to Lincoln Trust Company FBO Perry D. Snavely IRA by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.89 Purchase Agreement dated November 13, 1998 between Van Moer Santerre & Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.90 Registration Rights Agreement dated November 13, 1998 among Van Moer Santerre & Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.91 Common Stock Purchase Warrant dated November 13, 1998 issued to Van Moer Santerre & Company by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.92 Purchase Agreement dated December 14, 1998 between KFP Grand LTD. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.93 Registration Rights Agreement dated December 14, 1998 among KFP Grand LTD. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.94 Common Stock Purchase Warrant dated December 14, 1998 issued to KFP Grand LTD. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.95 Second Amendment of the Interim Operating Agreement dated December 15, 1998 among Wilson Technologies Inc., Zimmerman Holdings, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

The  following  material  contracts  are  filed  as  part  of  this  report:

27.1      Financial Data Schedule. (Filed herewith.)

b.   Reports  on  Form  8-K.

The  following  Reports  on  Form  8-K  are  incorporated  herein  by reference:

Company's  Current  Report  on  Form 8-K filed on February 9, 1999 regarding the
Company's  realization  of  the  IBC-Brownsville  award.

Company's Current Report on Form 8-K filed on March 4, 1999 regarding the Company's exchange of $.9 million of indebtedness for Senior Preferred Stock of the Company.

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PENN  OCTANE  CORPORATION



March 17, 1999         By:  /s/  Ian  T.  Bothwell
                            ----------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief  Financial  Officer