Form 10-Q
period 1999-04-30
PENN OCTANE CORP
filed 1999-06-15
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________


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

     The number of shares of Common Stock, par value $.01 per share, outstanding on June 11, 1999 was 11,188,830.

                                PENN OCTANE CORPORATION
                                   TABLE OF CONTENTS

         ITEM                                                                    PAGE NO.
         ----                                                                    --------
Part I   1. Financial Statements

            Consolidated Balance Sheets as of April 30, 1999 (unaudited)
            and July 31, 1998                                                         3-4

            Consolidated Statements of Operations for the three and nine months
            ended April 30, 1999 and 1998 (unaudited)                                   5

            Consolidated Statements of Cash Flows for the nine months
            ended April 30, 1999 and 1998 (unaudited)                                   6

            Notes to Consolidated Financial Statements (unaudited)                   7-18

         2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               19-25

Part II  1. Legal Proceedings                                                          26

         2. Changes in Securities                                                      26

         3. Defaults Upon Senior Securities                                            26

         4. Submission of Matters to a Vote of Security Holders                        26

         5. Other Information                                                          26

         6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K        26-29

PART  I
ITEM  1.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                             April 30,
                                                                                                1999       July 31,
                                                                                            (Unaudited)      1998
                                                                                            ------------  ----------
Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    675,804  $  157,513
 Trade accounts receivable, less allowance for doubtful accounts of $418,796 and $418,796.     2,174,292   1,195,653
 Inventories (note D). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       483,797     377,097
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . .        95,789      90,851
                                                                                            ------------  ----------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,429,682   1,821,114
Property, plant and equipment - net (note C) . . . . . . . . . . . . . . . . . . . . . . .     3,161,441   2,908,251
Lease rights (net of accumulated amortization of $512,906 and $478,560). . . . . . . . . .       641,133     675,479
CNG assets held for sale (note E). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,200,000   1,293,137
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39,708           -
                                                                                            ------------  ----------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,471,964  $6,697,981
                                                                                            ============  ==========

        The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               April 30,
                                                                                 1999           July 31,
                                                                              (Unaudited)         1998
                                                                            ---------------  ---------------
Current Liabilities
 Current maturities of long-term debt (notes G and H). . . . . . . . . . .         705,599   $    1,693,897
 Revolving line of credit (note I) . . . . . . . . . . . . . . . . . . . .               -          991,823
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .       3,002,942        2,050,575
 Borrowings from IBC-Brownsville (note L). . . . . . . . . . . . . . . . .               -          672,552
                                                                                 1,739,288        1,555,262
                                                                            ---------------  ---------------
 Accrued liabilities
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .       5,447,829        6,964,109
Long-term debt, less current maturities (note G) . . . . . . . . . . . . .               -           60,000
Commitments and contingencies (note I) . . . . . . . . . . . . . . . . . .               -                -
Stockholders' Equity (note H)
 Series A -  Preferred stock-$.01 par value, 5,000,000 shares authorized;
 0 convertible shares issued and outstanding at April 30, 1999 and
 July 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
 Series B  - Senior Preferred stock-$.01 par value, 5,000,000 shares authorized; 90,000 and 0 shares issued and outstanding at April 30,
 1999 and July 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .             900                -
 Common stock-$.01 par value, 25,000,000 shares authorized;
 11,188,830 and 9,952,673 shares issued and outstanding at April 30,
 1999 and July 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .         111,889           99,527
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      15,830,489       13,318,592
 Notes receivable from the president of the Company and a related party for exercise of warrants, less reserve of $223,000 at April 30, 1999 and
 July 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (  2,763,006)    (  2,763,006)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  10,156,137)   (  10,981,241)
                                                                            ---------------  ---------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .       3,024,135       (  326,128)
                                                                            ---------------  ---------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $    8,471,964   $    6,697,981
                                                                            ===============  ===============

        The accompanying notes are an integral part of these statements.

                                         PENN OCTANE CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)


                                                                      Three Months Ended           Nine Months Ended
                                                                      ------------------           -----------------
                                                                    April 30,     April 30,     April 30,     April 30,
                                                                       1999          1998          1999          1998
                                                                   ------------  ------------  ------------  ------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,841,244   $ 7,840,952   $23,672,837   $24,197,199
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . .    7,933,161     7,240,120    21,256,379    22,295,428
                                                                   ------------  ------------  ------------  ------------
 Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .      908,083       600,832     2,416,458     1,901,771
                                                                   ------------  ------------  ------------  ------------
Selling, general and administrative expenses
 Legal and professional fees. . . . . . . . . . . . . . . . . . .      117,404       122,971       544,103       470,990
 Salaries and payroll related expenses. . . . . . . . . . . . . .      223,467       210,710       640,165       543,117
 Travel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,679        42,827       111,784       123,926
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      191,279       187,174       449,479       366,393
                                                                   ------------  ------------  ------------  ------------
                                                                       563,829       563,682     1,745,531     1,504,426
                                                                   ------------  ------------  ------------  ------------
 Operating income . . . . . . . . . . . . . . . . . . . . . . . .      344,254        37,150       670,927       397,345
Other income (expense)
 Interest expense . . . . . . . . . . . . . . . . . . . . . . . .     (134,951)   (  100,535)   (  428,025)   (  260,144)
 Interest income. . . . . . . . . . . . . . . . . . . . . . . . .        1,442        59,476         2,739       176,336
 Award from litigation (note L) . . . . . . . . . . . . . . . . .            -             -       987,114             -
                                                                   ------------  ------------  ------------  ------------
   Income (loss) from continuing operations before taxes. . . . .      210,745      (  3,909)    1,232,755       313,537
Provision for income taxes. . . . . . . . . . . . . . . . . . . .            -             -             -             -
                                                                   ------------  ------------  ------------  ------------
                   Income (loss) from continuing
     operations . . . . . . . . . . . . . . . . . . . . . . . . .      210,745      (  3,909)    1,232,755       313,537
Discontinued operations, net of taxes (note E)
           (Loss) from operations of CNG segment. . . . . . . . .     ( 72,666)     ( 39,155)    ( 275,488)    ( 222,372)
                                                                   ------------  ------------  ------------  ------------
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $   138,079   $ (  43,064)  $   957,267   $    91,165
                                                                   ============  ============  ============  ============
Income (loss) from continuing operations
per common share (note B) . . . . . . . . . . . . . . . . . . . .  $      0.01   $   (  0.00)  $      0.11   $      0.01
                                                                   ============  ============  ============  ============
Net income (loss) per
common share (note B) . . . . . . . . . . . . . . . . . . . . . .  $      0.00   $   (  0.00)  $      0.08   $   (  0.01)
                                                                   ============  ============  ============  ============
Income (loss) from continuing
operations per common share
assuming dilution (note B). . . . . . . . . . . . . . . . . . . .  $      0.01   $   (  0.00)  $      0.10   $      0.01
                                                                   ============  ============  ============  ============
Net income (loss) per
common share assuming dilution (note B) . . . . . . . . . . . . .  $      0.00   $   (  0.00)  $      0.08   $   (  0.01)
                                                                   ============  ============  ============  ============
The accompanying notes are an integral part of these statements.
The accompanying notes are an integral part of these statements.
Weighted average common shares outstanding. . . . . . . . . . . .   10,983,467     9,764,127    10,466,197     8,993,546
                                                                   ============  ============  ============  ============

        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)


                                                                                    Nine  Months  Ended
                                                                                   ---------------------
                                                                                  April 30,      April 30,
                                                                                     1999           1998
                                                                                 ------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   957,267   $      91,165
Adjustments to reconcile net income to net cash used in (provided by) operating
Activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .      187,144         204,948
 Amortization of lease rights . . . . . . . . . . . . . . . . . . . . . . . . .       34,345          34,346
          Amortization of loan discount . . . . . . . . . . . . . . . . . . . .      141,382          56,250
 Interest income from related party notes receivables . . . . . . . . . . . . .            -     (   172,512)
 Award from litigation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  987,114)              -

Changes in current assets and liabilities:
 Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .   (  978,639)   (  2,449,635)
 Related party receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          24,592
 Costs and estimated earnings in excess of billing on uncompleted contracts . .            -         187,634
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  106,700)     (  121,526)
 Prepaids and other current assets. . . . . . . . . . . . . . . . . . . . . . .       20,800       (  28,768)
 Deferred registration costs. . . . . . . . . . . . . . . . . . . . . . . . . .            -      (  479,870)
 Construction and trade accounts payable. . . . . . . . . . . . . . . . . . . .      978,644       1,674,565
 Billings in excess of costs and estimated earnings on uncompleted contracts. .            -        (  7,596)
 Other assets and liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            -       (  11,010)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      496,258         274,008
                                                                                 ------------  --------------
   Net cash  (used in) provided by operating activities . . . . . . . . . . . .      743,387      (  723,409)

Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  337,475)     (  134,353)
 CNG assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      (  983,445)
                                                                                 ------------  --------------

   Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .   (  337,475)   (  1,117,798)

Cash flows from financing activities:
 Revolving credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . .   (  991,823)        386,328
 Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       1,500,000
 Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,152,500       1,131,250
 Reduction in debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (  48,298)     (  938,850)
                                                                                 ------------  --------------
   Net cash provided by financing activities. . . . . . . . . . . . . . . . . .      112,379       2,078,728
                                                                                 ------------  --------------

     Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      518,291         237,521
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .      157,513          31,142
                                                                                 ------------  --------------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   675,804   $     268,663
                                                                                 ============  ==============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   320,710   $     244,495
                                                                                 ============  ==============
Supplemental disclosures of noncash transactions:
 Preferred stock, common stock and warrants issued. . . . . . . . . . . . . . .  $ 1,385,385   $   1,520,651
                                                                                 ============  ==============

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

     During May 1999, the Company sold certain CNG related assets to a director and officer of the Company (see note E). As a result of the sale, the Company is no longer in the CNG business and has reflected the historical results of the CNG segment as discontinued operations. All prior periods have been restated.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying financial statements include the Company and its subsidiaries, PennWilson and Holdings (Company). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of April 30,1999, the unaudited consolidated statements of operations for the three and nine months ended April 30, 1999 and 1998, and the unaudited consolidated statements of cash flows for the nine months ended April 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 1999 and the unaudited consolidated results of operations for the three and nine months ended April 30, 1999 and 1998, and unaudited consolidated cash flows for the nine months ended April 30, 1999 and 1998.

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

The following table presents reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants and convertible preferred stock):

                                 For the three months ended April 30,1999    For the nine months ended April 30,1999
                                 -----------------------------------------  -----------------------------------------
                                 Income (Loss)      Shares      Per-Share   Income (Loss)      Shares      Per-Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                 --------------  -------------  ----------  --------------  -------------  ----------
Income (loss) from continuing
 operations . . . . . . . . . .  $     210,745               -           -  $   1,232,755               -           -
                                 --------------
Net income (loss) . . . . . . .        138,079               -           -        957,267               -           -
                                 --------------
Less:  Dividends on preferred
 stock. . . . . . . . . . . . .     (  132,162)              -           -     (  132,162)              -           -
BASIC EPS
Income (loss) from continuing
 operations available to
 common stockholders. . . . . .         78,583      10,983,467  $     0.01      1,100,593      10,466,197  $     0.11
                                                                ==========                                 ==========
Net income (loss) available to
common stockholders . . . . . .          5,917      10,983,467  $     0.00        825,105      10,466,197  $     0.08
                                                                ==========                                 ==========
EFFECT OF DILUTIVE SECURITIES
Warrants. . . . . . . . . . . .              -          96,167           -              -          58,341           -
Convertible Preferred Stock . .              -         237,273           -              -          76,765           -
DILUTED EPS
Income (loss) from continuing
 operations available to
 common stockholders. . . . . .         78,583      11,316,907  $     0.01      1,100,593      10,601,303  $     0.10
                                                                ==========                                 ==========
Net income (loss) available to
 common stockholders. . . . . .  $       5,917      11,316,907  $     0.00        825,105      10,601,303  $     0.08
                                 ==============  =============  ==========  ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  (CONTINUED)

                                  For the three months ended April 30,1998    For the nine months ended April 30,1998
                                 ------------------------------------------  ------------------------------------------
                                 Income (Loss)      Shares       Per-Share   Income (Loss)      Shares       Per-Share
                                  (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                 --------------  -------------  -----------  --------------  -------------  -----------
Income (loss) from continuing
 operations . . . . . . . . . .  $    (  3,909)              -           -   $     313,537               -           -
                                 --------------
Net income (loss) . . . . . . .      (  43,064)              -           -          91,165               -           -
                                 --------------
Less:  Dividends on preferred
 stock. . . . . . . . . . . . .              -               -           -      (  225,000)              -           -
BASIC EPS
Income (loss) from continuing
 operations available to
 common stockholders. . . . . .       (  3,909)      9,764,127  $  (  0.00)         88,537       8,993,546  $     0.01
                                                                ===========                                 ===========
Net income (loss) available to
 common stockholders. . . . . .      (  43,064)      9,764,127  $  (  0.00)     (  133,835)      8,993,546  $  (  0.01)
                                                                ===========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants. . . . . . . . . . . .              -               -           -               -         596,280           -
Convertible Preferred Stock . .              -               -           -               -         666,607           -
DILUTED EPS
Income (loss) from continuing
 operations available to
 common stockholders. . . . . .  n/a             n/a            $      n/a          88,537      10,256,434  $     0.01
                                                                ===========                                 ===========
Net income (loss) available to
 common stockholders. . . . . .  $         n/a   n/a            $      n/a   n/a             n/a            $      n/a
                                 ==============  =============  ===========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consists  of  the  following:

                                       April 30,        July 31,
                                         1999            1998
                                    --------------  --------------
LPG:
 Building. . . . . . . . . . . . .  $     173,500   $     173,500
 LPG terminal. . . . . . . . . . .      3,426,440       3,426,440
 Automobile and equipment. . . . .        388,839         391,137
 Office equipment. . . . . . . . .         35,738          35,738
 Capital construction in progress.        504,913          75,389
 Leasehold improvements. . . . . .        291,409         291,409
                                    --------------  --------------
                                        4,820,839       4,393,613
Less: accumulated depreciation and
 amortization. . . . . . . . . . .   (  1,659,398)   (  1,485,362)
                                    --------------  --------------
                                    $   3,161,441   $   2,908,251
                                    ==============  ==============

NOTE  D  -  INVENTORIES

     Inventories  consist  of  the  following:

               April 30,  July 31,
                  1999      1998
               ---------  --------
LPG:
 Pipeline . .  $ 349,180  $276,938
 LPG terminal    134,617   100,159


               $ 483,797  $377,097
               =========  ========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  E  -  DISCONTINUED  OPERATIONS

During May 1999, the Company and PennWilson completed the sale of assets related to the CNG business to a company ("Buyer") controlled by a director and officer of the Company. Under the terms of the sale, the Buyer purchased approximately $1,200,000 of the CNG assets from the Company and PennWilson, consisting of equipment, inventory, and intangible assets (the "Assets"). The Buyer did not purchase any cash or accounts receivable, and did not assume any pre-existing liabilities of the Company's CNG business. The selling price of the Assets was based on the book values of the Assets, which approximates the fair market value of the Assets sold, as of the date of closing.

In connection with the sale, the Company received promissory notes totaling $1,200,000 from the Buyer (the "Notes"), which will be paid over sixty months or earlier, under certain conditions. Proceeds received in connection with the sale will be used to satisfy remaining obligations related to the Company's CNG business and for working capital. In connection with the Notes, the Buyer has pledged all the Assets as additional collateral, as well as proceeds to be received from future sales of the Assets or from the leasing of the Assets. Under the terms of the Notes, the Buyer paid $50,000 at closing and the officer and director was required to pledge as additional collateral all stock held in the Buyer and 200,000 warrants to purchase 200,000 shares of common stock of the Company.

As a result of the sale, the Company has effectively disposed of its CNG segment and has discontinued operations of that segment. In accordance with APB 30, the results of operations related to the CNG segment have been recorded as discontinued operations for all periods presented in the Company's Form 10-Q for the quarterly period ended April 30, 1999. The Assets of the CNG segment to be sold are presented separately for all periods presented. As a result of the sale, the Company did not record any material gains or losses.


NOTE  F  -  NYDOT  CNG  FUELING  STATION

During the year ended July 31, 1998, the Company recorded additional revenues of $821,994 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation (NYDOT). The change-orders have been submitted to the customer for approval. During March 1998, the Company was requested to furnish additional documentation with respect to the submitted change-orders which was subsequently provided on May 15, 1998. On April 30, 1998, the Company received notification from the general contractor, A.E. Schmidt Environment ("AES"), that the Company was in default under the agreement between AES and the Company relating to the NYDOT CNG fueling station. The Company has responded to AES indicating that AES is in default with the terms of the agreement and that the Company is awaiting satisfactory resolution of these matters prior to completion of the remaining work outlined under the agreement. The Company is currently exploring legal remedies available (see note I). As of July 31, 1998, the Company revised its estimate related to the work preformed in connection with the change-orders. As a result of this revision the Company reduced revenues associated with the change-orders by $500,000 and recorded an allowance for doubtful accounts of $321,994. In connection with this contract, the Company does not anticipate a material amount of additional costs associated with either completion of the contract or subsequent warranties provided for in the contract.

For the three months and nine months ended April 30, 1998, the Company had recorded additional revenues of $0 and $821,994, respectively, related to change-orders in connection with the NYDOT CNG fueling station.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following:

                                                                                       April 30,    July 31,
                                                                                          1999        1998
                                                                                       ----------  ----------
Contract for Bill of Sale; due in semi-annual payments of $22,469, including interest
at 11.8%; due in October 1998; collateralized by a building.. . . . . . . . . . . . .  $   42,899  $   91,197

Unsecured note with principal due in equal annual installments of $20,000
beginning June 5, 1998, plus interest at the prime rate due June 5, 2002 (note H).. .           -     100,000

Note issued in connection with settlement of vendor obligation.  Principal due in
monthly installments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      62,700      62,700

Promissory notes, with warrants to purchase up to 250,000 shares of common stock at an exercise price of $6.00 per share expiring October 21, 2000 and warrants to purchase up to 337,500 shares of common stock at an exercise price of $1.75 per share expiring November 30, 2001; principal due June 30, 1999, or from proceeds received by the Company from any public offering of debt or equity of the Company in excess of $2,250,000.  Promissory notes are secured by an assignment of net proceeds received by the Company in connection with the Judgment; interest at
10.0% on the principal amount of the promissory notes is due quarterly on March
31, June 30, September 30 and December 31.  The effective interest rate after consideration of the discount, is 18.0% per annum. Purchasers of the promissory notes were granted one demand registration right with respect to the shares issuable
upon exercise of the warrants (note H). . . . . . . . . . . . . . . . . . . . . . . .     600,000   1,500,000

                                                                                          705,599   1,753,897
Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     705,599   1,693,897
                                                                                       ----------  ----------
                                                                                       $        -  $   60,000
                                                                                       ==========  ==========

     NOTE  H  -  STOCKHOLDERS'  EQUITY

          PREFERRED  STOCK
          ----------------

SERIES  A  -  PREFERRED  STOCK:  CONVERSION

On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share (the Series A Preferred Stock). On June 10, 1994 the Company declared a 2-for-1 stock split. The Series A Preferred Stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of Series A Preferred Stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the preferred stockholders to convert the shares of Series A Preferred Stock and release all rights with respect to the Series A Preferred Stock. In January 1998, all 270,000 shares of the Series A Preferred Stock were converted into an aggregate of 999,910 shares of common stock of the Company. The issuance of the additional 100,000 shares of common stock of the Company was recorded as a preferred stock dividend in the amount of $225,000 at January 30, 1998.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued

          SERIES  B,  CLASS  A  SENIOR  PREFERRED  STOCK

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes for 90,000 shares of the Company's Series B, Class A Senior Preferred Stock (the Senior Preferred Stock) at a purchase price of $10.00 per share. The Senior Preferred Stock is non-voting and dividends are payable at a rate of 12% annually, payable in cash or in kind, semi-annually. The Senior Preferred Stock may be converted in whole or in part at any time at a conversion ratio of one share of Senior Preferred Stock for 4.0 shares of common stock of the Company. In connection with the exchange, the holder of the Senior Preferred Stock received 50,000 shares of common stock of the Company and may receive an additional 50,000 shares of common stock of the Company, if the Senior Preferred Stock is not redeemed by the Company prior to September 3, 1999. The Company has granted one demand registration right with respect to any common stock of the Company which may be acquired and/or received by the holder of the Senior Preferred Stock in connection with the transaction. The Company and the holder of the Senior Preferred Stock have agreed to share the costs of the registration. The issuance of the 50,000 shares of common stock of the Company was recorded as a preferred stock divided in the amount of $115,000 at April 30, 1999.

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

          During December 1998, the Company issued 53,884 shares of common stock of the Company to Zimmerman Holdings Inc. (ZHI) as payment for and full cancellation of a note payable of $100,000 and related interest and other obligations totaling $18,000 and the cancellation of any further obligation to pay any future royalties in connection with Company's purchase of certain CNG assets from Wilson Technologies Inc., a wholly owned subsidiary of ZHI.

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

          On March 18, 1999, the Company issued 120,000 shares of common stock of the Company and warrants to purchase 60,000 shares of common stock with an exercise price of $2.25 per warrant and an expiration date of March 18, 2002 for an amount of $150,000. Net proceeds from the sale were used for working capital purposes.

          On March 19, 1999, the Company issued 60,106 shares of common stock of the Company and warrants to purchase 30,303 shares of common stock with an exercise price of $2.59 per warrant and an expiration date of March 19, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

          On March 19, 1999, the Company issued 146,667 shares of common stock of the Company and warrants to purchase 73,333 shares of common stock with an exercise price of $2.42 per warrant and an expiration date of March 19, 2002 for an amount of $220,000. Net proceeds from the sale were used for working capital purposes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued

          In connection with the stock issuances in March 1999, the Company issued a total of 35,000 shares of common stock of the Company, representing the fees associated with the transactions.

          STOCK  AWARD  PLAN
          ------------------

Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of April 30, 1999, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In  October  1997,  the  Company  issued 20,314 shares of Common Stock to a
Mexican consultant in payment for services rendered to the Company valued at $113,000 pursuant to the plan.

     In April 1999, the Company issued 5,000 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $8,750 pursuant to the plan.

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

In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, The Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville filed a petition for review with the Supreme Court of Texas. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, IBC-Brownsville filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. As of April 30, 1999, the net amount of the Judgment is approximately $3,700,000, which is comprised of (i) the original judgment, including attorneys' fees, (ii) post-award interest,
(iii) cancellation of the note and accrued interest payable to IBC-Brownsville, less attorneys' fees. There is no certainty that IBC-Brownsville will not continue to seek other legal remedies against the Judgment.

For the nine months ended April 30, 1999, the Company has recorded a gain of approximately $987,000, which represents the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (see note L). The remaining net amount of the Judgment to be realized by the Company is approximately $3,700,000, less attorneys fees. The Company will record the remaining amount of the Judgment when it realizes the proceeds associated with the Judgment.

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

On June 26, 1996, IBC-Brownsville filed a suit against the Company (Case No. 96-06-3502) in the 357th Judicial District Court of Cameron County alleging that the Company, in filing the Judgment against IBC-Brownsville in order to clear title to its assets, slandered the name of IBC-Brownsville. IBC-Brownsville contends that the Judgment against it prevented it from selling certain property. IBC-Brownsville has claimed actual damages of $600,000 and requested punitive damages of $2,400,000. On September 23, 1996, the court entered the Judgment on behalf of the Company and indicated in a preliminary ruling that the Company was privileged in filing the Judgment to clear title to its assets.

On July 30, 1996, the Company filed suit in the District Court of Harris County, Texas against Jorge V. Duran, former Chairman of the Board of the Company, regarding alleged conversion and fraud by Mr. Duran during his time as an employee of the Company. The Company has not yet quantified its damages and is seeking a declaration that the termination of employment of Mr. Duran was lawful and within the rights of the Company based on Mr. Duran's status as an at-will employee of the Company. On December 12, 1996, Mr. Duran filed a counterclaim in the District Court of Harris County, Texas asserting the following claims: breach of contract against the Company and Mr. Richter; wrongful discharge against the Company, Mr. Richter, and Mr. Mark Casaday, a former officer and director of the Company; defamation against the Company, Mr. Richter, Mr. Mark Casaday, and Mr. Jorge Bracamontes; and interference with contract against Mr. Jorge Bracamontes. On February 27, 1997, the two actions were consolidated into Case No. 96-37447, Penn Octane Corporation v. Jorge V. Duran in the 164th District Court of Harris County, Texas and on September 30, 1998, Mr. Duran filed a Fourth Amended Original Petition. Mr. Duran is seeking judgment against the Company and Messrs. Richter, Casaday and Bracamontes for damages in excess of $12,000,000, including prejudgment interest as provided for by law, and attorneys' fees and such further relief to which he may be justly entitled. The Company intends to vigorously defend against Mr. Duran's counterclaim.

On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract (Vendors). These amounts have already been recorded in the Company's balance sheet at April 30, 1999. In addition, Amwest is seeking reimbursement of approximately $600,000 for claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. In May 1999, the Company and PennWilson reached a settlement agreement whereby Amwest will be reimbursed by PennWilson $160,000 for the payments made to the Vendors, with the Company acting as guarantor. Upon satisfactory payment Amwest will dismiss its related claims as to the payment bond. The Company is currently considering its legal options and intends to vigorously defend against the additional $600,000 for claims made against the performance bond but not yet paid by Amwest (see note F).

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

In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P. (PG&E), the Company issues letters of credit on a monthly basis based on anticipated purchases.

As of April 30, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon and PG&E for purchases of LPG totaled $6,000,400 and $335,000 of which $1,870,082 and $341,811 were being used to secure unpaid purchases from Exxon and PG&E as of April 30, 1999. In connection with these purchases, as of April 30, 1999, the Company had unpaid invoices due from PMI totaling $1,849,769 and cash balances maintained in the RZB Credit Facility collateral account of $717,816.

NOTE  J  -  REALIZATION  OF  ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, has a deficit in working capital and is delinquent under certain loan and lease agreements. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  REALIZATION  OF  ASSETS  -  Continued

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

As a result of that decision, IBC-Brownsville had exhausted all legal remedies under the appeals process available to it. On February 16, 1999, IBC-Brownsville petitioned the Supreme Court of Texas to hear its case. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, IBC-Brownsville filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. There is no certainty that IBC-Brownsville will not continue to seek other legal remedies against the Judgment.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  L  -  AWARD  FROM  LITIGATION  -  Continued

For the nine months ended April 30, 1999, the Company has recorded a gain to the extent of the amount which was recorded as a liability on the Company's balance sheet at December 31, 1998 totaling $987,114.

NOTE  M  -  SUBSEQUENT  EVENTS

     During May 1999, the Company entered into separate settlement agreements with a legal firm and a supplier (the "Creditors") in connection with prior services performed for the Company. Under the terms of the settlements, the Company has agreed to make specified payments totaling $550,000 to the Creditors. At the time of the settlements, the Company had approximately $614,000 of accrued liabilities recorded in connection with amounts owed to the Creditors. In connection with the settlements, the Company has agreed in the future to provide a "Stipulation of Judgment" to the Creditors in the event that the Company defaults under the settlement agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1999) refer to the Company's fiscal year ended July 31. The results of operations related to the Company's CNG segment, primarily consisting of PennWilson, which began operations in March 1997, have been included in the Company's results of operations for fiscal 1999 and 1998, have been presented separately as discontinued operations.

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

     The Company's CNG revenues were previously derived from contracts awarded on a fixed-price, as-completed basis. During May 1999, the Company entered into an agreement to sell certain of the CNG assets. The Company is no longer pursuing business opportunities related to CNG (see note E to the Consolidated Financial Statements) and is once again focusing primarily on its LPG operations, including the expansion of its pipeline facilities.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and nine months ended April 30, 1999 and 1998.

                              Three Months Ended      Nine Months  Ended
                            ----------------------  ----------------------
                            April 30,   April 30,   April 30,   April 30,
                               1999        1998        1999        1998
                            ----------  ----------  ----------  ----------
Volume Sold
 LPG (millions of gallons)        30.7        23.6        84.7        64.8

Average sales price

 LPG (per gallon). . . . .  $     0.29  $     0.32  $     0.28  $     0.37

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1998

     Revenues. Revenues for the three months ended April 30, 1999 were $8.8 million compared with $7.8 million for the three months ended April 30, 1998, an increase of $1.0 million or 12.8%. This increase was attributable to increased volumes of LPG sold during the three months ended April 30, 1999, resulting in an increase in sales of $2.1 million, partially offset by a decrease in average sales price for LPG during the three months ended April 30, 1999 of $804,976.

     Cost of sales. Cost of sales for the three months ended April 30, 1999 was $8.0 million compared with $7.2 million for the three months ended April 30, 1998, an increase of $693,040 or 9.6%. This increase was attributable to the increase in volume of LPG sold during the three months ended April 30, 1999, resulting in an increase in cost of goods sold of $1.7 million, partially offset by the decrease in average purchase price for LPG purchased during the three months ended April 30, 1999 of $850,307.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $563,829 for the three months ended April 30, 1999 compared with $563,682 for the three months ended April 30, 1998, an increase of $147 or 0.0%.

     Other income and expenses, net. Other income (expense), net was ($133,509) for the three months ended April 30, 1999 compared with ($41,059) for the three months ended April 30, 1998. The increase in other income (expense), net, during the three months ended April 30, 1999 was due primarily to increased interest costs and lower interest income on a note from the president of the Company and a related party which, beginning in fiscal 1999, will be recorded only when cash is actually received.

     Income tax. Due to the availability of net operating loss carryforwards at July 31, 1998 and 1997 of $8.8 million and $5.3 million, net income for the three months ended April 30, 1999 did not result in any income tax expense. Due to the net loss for the three months ended April 30, 1998, there was no income tax expense. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THE NINE MONTHS ENDED APRIL 30, 1998

     Revenues. Revenues for the nine months ended April 30, 1999 were $23.7 million compared with $24.2 million for the nine months ended April 30, 1998, a decrease of $524,362 or 2.2%. This decrease was attributable to a decrease in average sales price for LPG during the nine months ended April 30, 1999 of $5.7 million, partially offset by increased volumes of LPG sold during the nine months ended April 30, 1999, resulting in an increase in sales of $5.5 million.

     Cost of sales. Cost of sales for the nine months ended April 30, 1999 was $21.3 million compared with $22.3 million for the nine months ended April 30, 1998, a decrease of $1.0 million or 4.7%. This decrease was attributable to a decrease in average purchase price for LPG purchased during the nine months ended April 30, 1999 of $5.6 million, offset by the increase in volume of LPG sold during the nine months ended April 30, 1999, resulting in an increase in cost of goods sold of $4.6 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.7 million for the nine months ended April 30, 1999 compared with $1.5 million for the nine months ended April 30, 1998, an increase of $241,105 or 16.0%. This increase was primarily attributable to payroll, legal and other costs.

     Other income and expenses, net. Other income (expense), net was $561,828 for the nine months ended April 30, 1999 compared with ($83,808) for the nine months ended April 30, 1998. The increase in other income (expense), net, during the nine months ended April 30, 1999 was due primarily to the award from litigation of $987,114, partially offset by increased interest costs and lower interest income on a note from the president of the Company and a related party which, beginning in fiscal 1999, will be recorded only when cash is actually received.

     Income tax. Due to the availability of net operating loss carryforwards ($8.8 million and $5.3 million at July 31, 1998 and 1997), net income for the nine months ended April 30, 1999 and 1998 did not result in any income tax expense. The ability to utilize such net operating loss carryforwards, which expire in the years 2009 to 2013, may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

     The following summary table reflects comparative cash flows for the nine months ended April 30, 1999 and 1998. All information is in thousands.

                                                          Nine months Ended
                                                     ----------------------------
                                                      April 30,      April 30,
                                                         1999           1998
                                                     ------------  --------------
Net cash provided by (used in) operating activities  $   743,387   $  (  723,409)
Net cash (used in) investing
 activities . . . . . . . . . . . . . . . . . . . .   (  337,475)   (  1,117,798)
Net cash provided by financing activities . . . . .      112,379       2,078,728
                                                     ------------  --------------
Net increase in cash. . . . . . . . . . . . . . . .  $   518,291   $     237,521
                                                     ============  ==============

     The PMI Sales Agreement is effective for the period from October 1, 1998 through September 30, 1999 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of 69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 to September 30, 1998. During October 1998, the Company entered into a monthly supply agreement with Exxon pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999. The Company believes it has access to an adequate supply of LPG from Exxon and other suppliers to satisfy the requirements of PMI under the PMI Sales Agreement. In determining whether any supplier will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease. Beginning October 1998, the Company anticipates 10% - 15% lower gross margins on its LPG sales as a result of increased LPG costs compared with the previous agreements.

     Pipeline Lease. The Pipeline Lease currently expires on March 31, 2013, pursuant to an amendment entered into between the Company and Seadrift on May 21, 1997, effective on April 1, 1998 (the "Pipeline Lease Amendment"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline. Beginning February 1, 1999, Seadrift began invoicing the Company as prescribed under the Pipeline Lease Amendment. The Company believes the extension of the Pipeline Lease gives the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. During November 1998, the Company issued a promissory note to Seadrift for $261,206, representing all outstanding rental obligations owed to Seadrift through November 1998. The promissory note was payable in six installments beginning November 25, 1998 and ending February 3, 1999. Interest on the promissory note was 10% per annum. The Company made all payments required under the promissory note.

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

     In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P.(PG&E), the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of April 30, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon and PG&E for purchases of LPG totaled $6.0 million and $335,000 of which $1.9 million and $341,811 were being used to secure unpaid purchases from Exxon and PG&E as of April 30, 1999. In connection with these purchases, as of April 30, 1999, the Company had unpaid invoices due from PMI totaling $1.8 million and cash balances maintained in the RZB Credit Facility collateral account of $717,816.

     Private Placements and Other Transactions. On October 21, 1997, the Company completed a private placement pursuant to which it issued promissory notes in the aggregate principal amount of $1.5 million and warrants to purchase 250,000 shares of common stock exercisable until October 21, 2000 at an exercise price of $6.00 per share. The notes were unsecured. Proceeds raised from the private placement totaled $1.5 million, which the Company used for working capital requirements. Interest at 10% per annum was due quarterly on March 31, June 30, September 30 and December 31. Payment of the principal and accrued interest on the promissory notes was due on June 30, 1998. On December 1, 1998, the Company completed a rollover and assignment agreement effectively extending the due date of the promissory notes until June 30, 1999 (the "Rollover Agreement"). In connection with the Rollover Agreement, the Company agreed to assign its rights to any net cash collected from the Judgment towards any unpaid principal and interest owing on the promissory notes. The Company also agreed to use any net proceeds received by the Company from any public offering of debt or equity of the Company in excess of $2.3 million, towards the repayment of any balances owing under the promissory notes. The promissory note holders also received additional warrants to purchase 337,500 shares of common stock, exercisable until November 30, 2001, at an exercise price of $1.75 per share. The purchasers in the private placement were granted one demand registration right with respect to the shares issuable upon exercise of the warrants.

     On March 3, 1999, the Company completed an exchange of $0.9 million of the promissory notes for 90,000 shares of the Company's Senior Preferred Stock (the Senior Preferred Stock) at a purchase price of $10.00 per share. The Senior Preferred Stock is non-voting and dividends are payable at a rate of 12% annually, payable in cash or in kind, semi-annually. The Senior Preferred Stock may be converted in whole or in part at any time at a conversion ratio of one share of Senior Preferred Stock for 4.0 shares of common stock of the Company. In connection with the exchange, the holder of the Senior Preferred Stock received 50,000 shares of common stock of the Company and may receive an additional 50,000 shares of common stock of the Company, if the Senior Preferred Stock is not redeemed by the Company prior to September 3, 1999. The Company has granted one demand registration right with respect to any common stock of the Company which may be acquired and/or received by the holder of the Senior Preferred Stock in connection with the transaction. The Company and the holder of the Senior Preferred Stock have agreed to share the costs of the registration.

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

     On March 18, 1999, the Company issued 120,000 shares of common stock of the Company and warrants to purchase 60,000 shares of common stock with an exercise price of $2.25 per warrant and an expiration date of March 18, 2002 for an amount of $150,000. Net proceeds from the sale were used for working capital purposes.

     On March 19, 1999, the Company issued 60,106 shares of common stock of the Company and warrants to purchase 30,303 shares of common stock with an exercise price of $2.59 per warrant and an expiration date of March 19, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

     On March 19, 1999, the Company issued 146,667 shares of common stock of the Company and warrants to purchase 73,333 shares of common stock with an exercise price of $2.42 per warrant and an expiration date of March 19, 2002 for an amount of $220,000. Net proceeds from the sale were used for working capital purposes.

     In connection with the stock issuances in March 1999, the Company issued a total of 35,000 shares of common stock of the Company, representing the fees associated with the transactions.

     During May 1999, the Company entered into separate settlement agreements with a legal firm and a supplier (the "Creditors") in connection with prior services performed for the Company. Under the terms of the settlements, the Company has agreed to make specified payments totaling $550,000 to the Creditors. At the time of the settlements, the Company had approximately $614,000 of accrued liabilities recorded in connection with amounts owed to the Creditors. In connection with the settlements, the Company has agreed in the future to provide a "Stipulation of Judgment" to the Creditors in the event that the Company defaults under the settlement agreements.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville. On June
10, 1999, IBC-Brownsville was denied its petition for review by the Supreme Count of Texas. As of April 30, 1999, the net amount of the award is approximately $3.7 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable, less attorneys' fees. Although no assurance can be made that IBC-Brownsville will not continue to seek other legal remedies against the Judgment, management believes that the Company will ultimately prevail, and will receive the proceeds from such Judgment. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees). The remaining proceeds available from the Judgment have been assigned to the promissory note holders to the extent of any amounts then owing under the promissory notes. See notes G, I and L to the Consolidated Financial Statements.

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

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


The  following  Exhibits  are  incorporated  herein  by  reference:

EXHIBIT NO.
-----------
      10.71  LPG Mix Purchase Contract dated September 28, 1998 between P.M.I. Trading Limited and the Company.
             (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 filed on November 13, 1998, SEC File No. 000-24394).

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

      10.90  Registration Rights Agreement dated November 13, 1998 between Van Moer Santerre & Company and the
             Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

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

      10.93  Registration Rights Agreement dated December 14, 1998 between KFP Grand LTD. and the Company.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
             October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

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

The  following  material  contracts  are  filed  as  part  of  this  report:

 10.96  Purchase Agreement dated March 18, 1999 between Van Moer Santerre & Company and the Company.

 10.97  Registration Rights Agreement dated March 18, 1999 between Van Moer Santerre & Company and the
        Company.

 10.98  Common Stock Purchase Warrant dated March 18, 1999 issued to Van Moer Santerre & Company by the
        Company.

 10.99  Purchase Agreement dated March 19, 1999 between Steve Payne and the Company.

10.100  Registration Rights Agreement dated March 19, 1999 between Steve Payne and the Company.

10.101  Common Stock Purchase Warrant dated March 19, 1999 issued to Steve Payne by the Company.

10.102  Purchase Agreement dated March 19,1999 between Igor Kent and the Company.

10.103  Registration Rights Agreement dated March 19,1999 between Igor Kent and the Company.

10.104  Common Stock Purchase Warrant dated March 19,1999 issued to Igor Kent by the Company.

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

Company's Current Report on Form 8-K filed on June 1, 1999 regarding the Company's sale of the CNG assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENN OCTANE CORPORATION


June 14, 1999                By: /s/ Ian T. Bothwell
                                 --------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary, Chief Financial Officer