Form 10-K
period 1999-07-31
PENN OCTANE CORP
filed 1999-11-10
CIK 893813

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  July  31,  1999

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ________________ to__________________


                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      52-1790357
  (State or Other Jurisdiction of                      (I.R.S.Employer
   Incorporation  or Organization)                   Identification  No.)

  900 VETERANS BOULEVARD, SUITE 240, REDWOOD CITY, CALIFORNIA     94063
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1999 was $33,985,239. The last reported sale price of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on September 30, 1999 was $3.94 per share.

     The number of shares of Common Stock, par value $.01 per share, outstanding on September 30, 1999 was 12,720,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  TABLE OF CONTENTS

          ITEM                                                               PAGE NO.
          ----                                                                 ------
Part I     1.                               Business                              3

            2.  Properties                                                        12

            3.  Legal Proceedings                                                 13

            4.  Submission of Matters to a Vote of Security Holders               14

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                               15

            6.  Selected Financial Data                                           17

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         18

           7A.  Quantitative and Qualitative Disclosures About Market Risks       28

            8.  Financial Statements and Supplementary Data                       29

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                          66

Part III   10.  Directors and Executive Officers of the Registrant                67

           11.  Executive Compensation                                            68

           12.  Security Ownership of Certain Beneficial Owners and Management    74

           13.  Certain Relationships and Related Transactions                    75

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  76

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the completion and operations of the US - Mexico Pipeline, the Mexican Terminal Facilities and the Saltillo Terminal Facilities, foreign ownership of LPG operations, credit arrangements and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those discussed elsewhere in this Annual Report. We caution you, however, that this list of factors may not be complete.

ITEM  1.     BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company's CNG capabilities included the design, packaging, construction, operation and maintenance of CNG fueling stations. In May 1999, the Company discontinued operation of its CNG business and most of the Company's CNG assets were sold. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville Terminal Facility (the "Pipeline"). The Company sells its LPG primarily to P.M.I. Trading Limited ("PMI"), which is the exclusive importer of LPG into Mexico and a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company ("PEMEX"), for distribution in the northeast region of Mexico.

     On October 21, 1993, International Energy purchased 100% of the common stock of Penn Octane Corporation, a Texas corporation, and merged it into International Energy as a division. As a result of the merger, the Company assumed the lease agreement with Seadrift Pipeline Corporation ("Seadrift") relating to the Pipeline which connects Exxon Company, U.S.A.'s ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In January 1995, the Board of Directors approved the change of the Company's name to Penn Octane Corporation.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in July 1994 upon completion of construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeast region of Mexico as a result of the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major Mexican cities as Matamoros, Reynosa and Monterrey. Since 1994, the Company's primary customer for LPG has been PMI. Sales of LPG to PMI accounted for 97%, 99% and 99% of the Company's total revenues for the fiscal years ended July 31, 1997, 1998 and 1999, respectively.

     In March 1997, the Company, through its wholly-owned subsidiary PennWilson CNG, Inc., a Delaware corporation ("PennWilson"), acquired certain assets, including inventory, equipment and intangibles, from Wilson Technologies Incorporated ("WTI"), a company formerly engaged in the design, construction, installation and maintenance of turnkey CNG fueling stations, hired certain of WTI's former employees and commenced operations for the provision of equipment and services used in the CNG industry. In May 1999, the Company discontinued operation of its CNG business and most of the Company's CNG assets were sold. See note D to the Consolidated Financial Statements.

     The Company's principal executive offices are located at 900 Veterans Boulevard, Suite 240, Redwood City, California 94063, and its telephone number is (650) 368-1501. The offices of PennWilson are located at 12631 Imperial Highway, Bldg. A, Suite 120, Santa Fe Springs, California 90670, and its telephone number is (562) 929-1984. Effective November 1, 1999, the Company will move its executive offices to Palm Desert, California.

LIQUEFIED  PETROLEUM  GAS

     OVERVIEW. Since July 1994, the primary business of the Company has been the purchase, transportation and sale of LPG. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. Propane is also widely used as a motor fuel.

     The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is the largest market for LPG in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico increased from an average of 362 million gallons per month in 1998 to an average of 382 million gallons per month from January 1, 1999 to September 30, 1999, an estimated annual increase of 5.5%. The future of LPG in Mexico continues to favor the Company for the following reasons: i) as Mexico's domestic consumption of LPG increases, Mexico's domestic production of LPG is expected to decline, ii) limited sources of competitive LPG supply for importation into Mexico, iii) the Mexican government's current plans to deregulate the LPG industry, iv) the expanding use of propane as an automotive fuel, and v) the location of Mexico's major domestic LPG production which is in the southeastern region of Mexico combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company has been able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeast Mexico primarily as a result of the Pipeline and the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major cities as Matamoros, Reynosa and Monterrey. Prior to the commencement of operations by the Company at its Brownsville Terminal Facility in 1994, LPG exports to northeast Mexico from the United States had been transported by truck and rail primarily through Eagle Pass, Texas which is approximately 240 miles northwest of Brownsville. The Company's Brownsville Terminal Facility provides significantly reduced trucking distances than Ciudad Madero and Piedras Negras, the principal LPG supply centers (other than Brownsville) used by PMI, to points of distribution in northeast Mexico. The Company's Brownsville Terminal Facility is approximately 331 miles closer to Matamoros than either Ciudad Madero or Piedras Negras, and approximately 57 miles closer to Monterrey than Piedras Negras. Upon the completion of the Company's LPG expansion program (see "LPG Expansion Program" below), the Company believes that it will further enhance its strategic position for the supply of LPG in Mexico.

     THE BROWNSVILLE TERMINAL FACILITY. The Company's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage and mixing tanks, four mixed product truck loading racks, one specification product propane loading rack and two racks capable of receiving LPG delivered by truck. The truck loading racks are linked to a computer-controlled loading and remote accounting system. The Brownsville Terminal Facility also contains a railroad spur, which the Company expects to have operational during the first six months of fiscal 2000, primarily to supply LPG to the Saltillo, Mexico region by way of railroad (see "LPG Expansion Program" below).

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on October 15, 2003. The Brownsville Lease contains a pipeline easement to the Brownsville Navigation District oil dock.

     The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment (as defined below). The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facilities by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants of the Brownsville Lease, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     THE PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Union Carbide Corporation ("Union Carbide"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. As provided for in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG and refined products belonging only to the Company and not to any third party.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date and the Company is required to pay for a minimum volume of storage of $300,000 per year, beginning the second year from the Effective Date. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     Present Pipeline capacity is approximately 265 million gallons per year. In fiscal year 1999, the Company sold 117.0 million gallons of LPG which flowed through the Pipeline. The Company can increase the Pipeline's capacity through the installation of additional pumping equipment. (See "LPG Expansion Program" below.)

     In connection with the Company's LPG expansion program (see "LPG Expansion Program" below), the Company intends to obtain additional lease extensions for the Pipeline, which would enable the Company to maintain its LPG business beyond the term of the Pipeline Lease Amendment.

     DISTRIBUTION. Historically, all of the LPG from the Pipeline has been delivered to the Company's customers at the Brownsville Terminal Facility and then transported by truck to the U.S. Rio Grande Valley and northeast Mexico by the customers. The Company is currently completing an expansion program (see "LPG Expansion Program" below), to construct extensions to the Pipeline from the Brownsville Terminal Facility to the railroad spur located at the Brownsville Terminal Facility. This would enable the Company to supply LPG by railcar to customers in Mexico, the United States or elsewhere. Through the Lease Agreements (see "LPG Expansion Program" below) the Company is also constructing a terminal facility in Matamoros, Mexico and a pipeline to connect such a terminal facility with the Brownsville Terminal Facility. This will enable the Company to transport LPG by pipeline directly into northeast Mexico for subsequent sale and distribution by truck from the Matamoros terminal facility. The Company is also constructing a terminal facility in Saltillo, Mexico which will enable the Company to deliver LPG from the Brownsville Terminal Facility by railcar to the Saltillo terminal facility for subsequent distribution by truck.

     The Company owns 14 trailers, which are approved for the transport of petrochemicals over U.S. roadways. These trailers have been used to transport LPG on behalf of PMI from the Brownsville Terminal Facility to points of distribution in northeast Mexico.

     Since November 1997, the Company has been in a lease arrangement with Auto Tanques Nieto ("Nieto") to lease the Company's trailers to be used in connection with transporting LPG from the Brownsville Terminal Facility to points of distribution in Mexico. Nieto is one of Mexico's largest transportation companies and provides transportation services to PMI for the LPG purchased from the Company.

     LPG SALES AGREEMENT. Since July 1994, the Company has been a supplier of LPG to PMI, which, under current Mexican law, has exclusive responsibility for importing LPG into Mexico. PMI is the Company's largest customer, with sales of LPG to PMI accounting for 97%, 99% and 99% of the Company's total revenues for the fiscal years ended July 31, 1997, 1998 and 1999, respectively. The Company and PMI entered into a sales agreement (the "PMI Sales Agreement") for the period from October 1, 1998 through September 30, 1999, under which PMI has committed to purchase from the Company a minimum volume of LPG each month, mixed to PMI's specifications, subject to seasonal variability, with a total committed minimum annual volume of 69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 through September 30, 1998. During June 1999, the PMI Sales Agreement was amended (the "PMI Sales Agreement Amendment") to extend the expiration date to March 31, 2000 and to provide the Company with additional margins for any volume exceeding 7.0 million gallons per month during the summer period (April - September) and 9.0 million gallons per month during the winter period (October - March). Under the PMI Sales Agreement Amendment, PMI is obligated to purchase a minimum volume of 45.0 million gallons during October 1999 through March 2000. Under the PMI Sales Agreements during the periods from October 1, 1997 through September 30, 1998, and October 1, 1998 through September 30, 1999, actual volume sold was 94.0 million gallons and 124.0 million gallons, respectively, an increase over the committed minimum requirements under the PMI Sales Agreements of 36% and 80%, respectively.

     Historically, the Company and PMI have renewed the PMI Sales Agreement prior to expiration. The Company intends to negotiate a renewal of the current PMI Sales Agreement prior to the expiration of that agreement.

     LPG EXPANSION PROGRAM. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipeline") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facilities near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [the "Refined Products"].

     Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex"), an affiliated company (see "Foreign Ownership of LPG Operations"), received a permit from the Comision Reguladora de Energia (the "Mexican Energy commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipeline and the Mexican Pipeline are referred to as the "US-Mexico Pipeline"] from El Sabino (at the point north of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Mexican Terminal Facilities").

     As a result of the above, the Company will be able to transport LPG directly from the US into Mexico through the US-Mexico Pipeline and to the Mexican Terminal Facilities (the "Expansion"). Management believes that as a result of the Expansion, the Company will have additional strengths due to its ability to: i) penetrate further into Mexico, ii) provide greater volumes of LPG as a result of reduced cross border trucking delays and greater access to Mexican distribution resources, and iii) the potential to achieve greater margins on its LPG sales.

     In addition to the Expansion, Tergas has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal
Facilities") for an estimated cost of $500,000. The Saltillo Terminal Facilities, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities. The Saltillo Terminal Facilities will contain storage to accommodate approximately 100,000 gallons of LPG. As a result of the Saltillo Terminal Facilities, the Company believes that it will be able to further penetrate the Mexican market for the sale of LPG. Initially, the Company believes that the Saltillo Terminal Facilities, when complete, will generate additional sales of 5.0 million gallons monthly, independent of the Expansion.

     On May 31, 1999, Tergas, S.A. de C.V. ("Tergas") an affiliated Company (see "Foreign Ownership of LPG Operations"), was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities. The Company anticipates that Tergas will be issued the permit to operate the Mexican Terminal Facilities.

     In connection with the Expansion and the Saltillo Terminal Facilities, the Company is also in the process of completing upgrades at the Brownsville Terminal facility (the "Terminal Upgrades") and in January 2000 is planning to begin certain enhancements to the Pipeline (the "Pipeline Enhancements"). Among other things, the Terminal Upgrades will include the installation of additional piping to connect the Pipeline to the loading dock at the railroad spur located at the Brownsville Terminal Facility and construction of railcar loading facilities to enable the Company to receive or deliver LPG for distribution of LPG by railcar into Mexico and to the Saltillo Terminal Facilities. The Company expects the Terminal Upgrades to be completed by December 1999 at a total cost of approximately $200,000. Upon the completion of the Terminal Upgrades and the Saltillo Terminal Facilities, the Company will be able to distribute LPG to Mexico by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities.

     The Pipeline Enhancements will include the installation of additional piping, meters, valves, analyzers and pumps along the Pipeline to increase the capacity of the Pipeline and make the Pipeline bi-directional. The Pipeline Enhancements will increase the capacity of the Pipeline to 360 million gallons per year, and will provide the Company with access to a greater number of LPG suppliers and additional storage facilities. The Company expects to begin the Pipeline Enhancements in January 2000 and expects to be completed three months thereafter at a cost of approximately $1.5 million.

     In connection with the Expansion, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended ("the Lease Agreements"), whereby CPSC will construct and operate the US-Mexico Pipeline (including an additional pipeline to accommodate Refined
Products) and the Mexican Terminal Facilities and lease these assets to the Company. Under the terms of the Lease Agreements, the Company will pay monthly rentals of approximately $157,000, beginning the date that the US-Mexico Pipeline and Mexican Terminal Facilities are physically capable to transport and receive LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition the Company has agreed to provide a lien on certain assets, leases and contracts, which are currently pledged to RZB Finance, L.L.C. ("RZB") and provide CPSC with a letter of credit of approximately $1.0 million. The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipelines and the Mexican Terminal Facilities at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the construction and maintenance of the US-Mexico Pipeline and Mexican Terminal Facilities.

     On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the letter of credit originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guaranty the value of the Collateral based on the fair market value of the Collateral for up to $1.0 million.

     For financial reporting purposes, the Lease Agreements are capital leases. Therefore the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date (see note N to the Consolidated Financial Statements).

     On September 16, 1999, the Company and CPSC entered into a purchase and option agreement whereby the Company will purchase a 30% interest (the "Purchased Interests") in the US-Mexico Pipeline and Mexican Terminal Facilities for $3.0 million. In connection with the Purchased Interests, the Company will not assume any costs associated with CPSC's obligations under the Lease Agreements until the Substantial Completion Date is reached, and the Company will receive a minimum of $54,000 per month from the Company's payments under the Lease Agreements (approximately 34% of the Company's monthly lease obligations under the Lease Agreements). The Company is required to pay for the Purchased Interests on January 3, 2000, or 10 days subsequent to the Substantial Completion Date, whichever is later (the "Closing Date"). To secure the payment of the $3.0 million for the Purchased Interests, the Company has agreed to assign its interest in the net cash proceeds to be received from the IBC-Brownsville award judgment (the "Judgment") of approximately $3.0 million (see Item 3, "Legal Proceedings"). In the event that the net cash received from the Judgment is less than $3.0 million, the Company will be required to pay the difference. In addition, if the Judgment is not paid by the Closing Date, CPSC may require the Company to make immediate payment in exchange for the return of the Judgment assignment.

     Included in the agreement for the Purchased Interests, the Company has two option agreements (the "Options") whereby the Company has the right to acquire an additional 20% and an additional 50% interest in the Lease Agreements for $2.0 million and $7.0 million, respectively, within 90 days from the Closing Date. In the event the Company exercises the additional 20% option, then the Purchase Interests will total 50% and the Company will receive a minimum of $90,000 per month from the Company's payments under the Lease Agreements (approximately 57% of the Company's monthly lease obligations under the Lease Agreements). The Company paid $50,000 to obtain the Options.

     The actual costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities are the sole responsibility of CPSC ("the Costs"). In addition, the Company has spent approximately $512,000 as of July 31, 1999 related to the Costs, which are included in capital construction in progress in the consolidated balance sheet.

     PennMex and/or Tergas are currently the owners of the land which is being utilized for the Mexican Pipeline and Mexican Terminal Facilities, own the leases associated with the Saltillo Terminal Facilities, have been granted the permit for the Mexican Pipeline and have been granted and/or are expected to be granted permits to operate the Mexican Terminal Facilities and the Saltillo Terminal Facilities. In addition, the Company has advanced funds to PennMex and/or Tergas in connection with the purchase of assets associated with the Mexican Pipeline, Mexican Terminal Facilities and the Saltillo Terminal Facilities (see note O to the Consolidated Financial Statements).

     FOREIGN OWNERSHIP OF LPG OPERATIONS. Both PennMex and Tergas are Mexican companies, which are owned 90% and 95%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, foreign ownership is permitted in the transportation and storage of LPG. In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI"), that the Company's planned strategy of selling LPG to PMI at the US border and then transporting the LPG through the Mexican portion of the US - Mexico Pipeline to the Mexican Terminal Facilities would comply with the LPG regulations. The Company intends to request a ruling (the "Ruling") from SECOFI confirming the verbal opinion. There is no certainty that the Company will obtain the Ruling, and if obtained, that the Ruling will not be affected by future changes in Mexican laws.

     The Company, Bracamontes and the Minority Shareholders have entered into agreements whereby the Company may acquire up to 75% of the outstanding shares of PennMex for a nominal amount, subject to among other things, the receipt of the Ruling. The Company intends to contract with Tergas for services to be performed by Tergas at the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

     The operations of PennMex and/or Tergas are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entitles comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

     DEREGULATION OF THE LPG MARKET IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Orgonica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in LPG activities related to transportation and storage. Upon the completion of Deregulation, Mexican entities will be able to import LPG into Mexico. However, foreign entities will be prohibited from participating in the distribution of LPG in Mexico. Accordingly, the Company expects to sell LPG directly to independent Mexican distributors as well as PMI. Upon Deregulation, it is anticipated that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG prior to entering into contracts with the Company.

     Pursuant to the PMI Sales Agreement upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the PMI Sales Agreement. Depending on the outcome of any such renegotiation, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the PMI Sales Agreement to account for the effects of Deregulation.

     Currently the Company sells LPG to PMI at its Brownsville Terminal Facility. Upon the completion of the US - Mexico Pipeline and Mexican Terminal Facilities, the Company will sell LPG to PMI at the U.S. border and transport the LPG to the Mexican Terminal Facilities through the US-Mexico Pipeline. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as to PMI.

     LPG SUPPLY. Historically, the Company has purchased LPG from Exxon, mixed to PMI's specifications, at variable posted prices below those provided for in the PMI Sales Agreement thereby providing the Company with a fixed margin over the cost of LPG. From June 1995 to July 1996, and from November 1, 1996 to early November 1997, PMI purchased LPG from Exxon on the Company's behalf under the terms of the Company's supply agreement with Exxon. PMI invoiced the Company for the LPG at the price paid to Exxon and title to the LPG passed to the Company as the LPG entered the Pipeline. In October 1997, the Company obtained a $6.0 million credit facility (the "RZB Credit Facility") with RZB which was increased to $10.0 million during October 1999, and which can be terminated at any time by RZB. As a result of the RZB Credit Facility, PMI no longer provides any financing on behalf of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Arrangements." During October 1998, the Company entered into a monthly supply agreement with Exxon pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999 (the "Exxon Closing Date"), the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10.1 million gallons per month and
13.9 million gallons per month blended in accordance with the specifications outlined under the PMI Sales Agreement (the "Plant Commitment"), with a minimum of 10.1 million gallons per month guaranteed by Exxon to be provided to the Company.

     In addition, under the terms of the Exxon Supply Contract, Exxon will make operational its Corpus Christi Pipeline (the "CCPL") which when completed, will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the PMI Sales Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92 million gallons the following year and 122 million gallons each year thereafter and continuing for four years.

     The Exxon Supply Contract currently requires that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the PMI Sales Agreement. In addition, the Company is required to pay additional fees associated with the Additional Propane Supply, which will increase its LPG costs by a minimum of $.01 per gallon without considering the actual cost of the Additional Supply charged to the Company.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons (the "PG&E Supply") of propane. In addition, PG&E is in the process of obtaining up to 3.8 million gallons per month of additional propane commitments, which if successful by December 31, 1999, will be an adjustment to the PG&E Supply. Under the PG&E Supply Agreement, the Company is not obligated to purchase the PG&E Supply until the CCPL is operational, anticipated to be during October 1999.

     Under the  terms of the PG&E  Supply  Agreement,  the PG&E  Supply  will be
delivered  to  the  CCPL,  as  described   above,  and  blended  to  the  proper
specifications as outlined under the PMI Sales Agreement. In addition, by utilizing the PG&E Supply, the Company would satisfy the CCPL Supply requirements under the Exxon Supply Contract.

     In connection with the Plant Commitment and the PG&E Supply, the Company anticipates lower gross margins on its sales of LPG under the PMI Sales Agreement of approximately 10% - 40% as a result of increased LPG costs compared with the previous agreements to purchase LPG. The Company may incur significant additional costs associated with storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment and PG&E Supply over actual sales volumes.

     The Company believes that the terms of the Exxon Supply Contract and the PG&E Supply Contract are commensurate with the anticipated future demand for LPG in Mexico and that any additional costs associated with the Additional Supply as well as the increase in the costs for LPG over previous agreements will be offset by increased sales margins on LPG sold to the Company's customers. The Company further believes that any additional costs incurred in connection with the Plant Commitment and PG&E Supply, if any, will be short-term in nature.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms as favorable as the PMI Sales Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses as a result of not being able to meet its minimum purchase requirements under the Exxon Supply Contract and the PG&E Supply Contract and/or the costs of LPG may be in excess of prices received on sales of LPG.

     Furthermore, until the US-Mexico Pipeline and Mexican Terminal Facilities and Saltillo Terminal Facilities are completed, the Company will be required to deliver the minimum monthly volumes from its Brownsville Terminal Facility. Historically, sales of LPG from the Brownsville Terminal Facilities have not exceeded 11.1 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from PG&E and/or Exxon and/or other suppliers, may limit the ability of the Company to accept the Plant Commitment, CCPL Supply and/or the PG&E Supply.

     Under the terms of the Exxon Supply Contract and the PG&E Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product purchased. The amount of product to be purchased under the Exxon Supply Contract and the PG&E Supply Contract are significantly higher than historical amounts. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate and the Company may require additional sources of financing to meet the letter of credit requirements under the Exxon Supply Contract and the PG&E Supply Agreement. Furthermore, upon the implementation of Deregulation the Company anticipates entering into contracts with Mexican customers which require payments in pesos. In addition, the Mexican customers may be limited in their ability to provide adequate financing.

     The LPG purchased from Exxon and/or PG&E is delivered to the Company at the opening of the Pipeline in Kleberg County, Texas, and then transported through the Pipeline to the Brownsville Terminal Facility.

     As a result of the Exxon Supply Contract and the PG&E Supply Contract, the Company believes that it has an adequate supply of LPG to satisfy the requirements of PMI under the PMI Sales Agreement and to meet its future sales obligations, if any, upon the expiration of the PMI Sales Agreement. Due to the strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to achieve higher margins on the sale of LPG in the future.

     The Company is also able to purchase LPG from suppliers other than Exxon and/or PG&E for distribution through the Pipeline. In determining whether any other suppliers will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease Amendment.

COMPETITION

     LPG. The Company competes with several major oil and gas and trucking companies for the export of LPG from Texas to northeastern Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company.

     The Company competes in the supply of LPG on the basis of price. As such, LPG providers who own or control their LPG supply may have a competitive advantage over the Company. However, in connection with the Exxon Supply Contract and the PG&E Supply Agreement, the Company believes that it has control over a significant amount of LPG supply.

     Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum product; however, at certain times of the year, trucking companies may reduce their rates to levels lower than those charged by the Company. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the Pipeline and when completed, the US-Mexico Pipeline, will provide a transportation cost advantage over the Company's competitors who utilize truck transportation.

     The Company believes that its Pipeline and the location of the Brownsville Terminal Facility and the successful implementation of the Expansion and the Saltillo Terminal Facilities, leave it well positioned to successfully compete for LPG supply contracts with PMI and upon deregulation of the Mexican LPG market with local distributors in northeast Mexico.


ENVIRONMENTAL  AND  OTHER  REGULATIONS

     The operations of the Company are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although the Company believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, the Company is unable to predict with certainty the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects.

     The Company's Brownsville Terminal Facility operations are subject to regulation by the Texas Railroad Commission. The Company believes it is in compliance with all applicable regulations of the Texas Railroad Commission.

     In connection with the construction and operation of the US-Mexico Pipeline and the Mexican Terminal Facilities, the Company is not responsible for ensuring that it is in compliance with applicable US and/or Mexican laws. CPSC has assumed all the responsibility for constructing and operating the US-Mexico Pipeline and Mexican Terminal Facilities in accordance with applicable laws and regulations. The Company believes and CPSC has represented that the current designs for the construction and operation of the US-Mexico Pipeline and Mexican Terminal Facilities will be in compliance with all applicable US and/or Mexican laws. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects would not be significant.


EMPLOYEES

     As of July 31, 1999, the Company had 16 employees, including two in finance, seven in sales and administration, and seven in production. In addition, the Company occasionally retains subcontractors and consultants in connection with its operations.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

ITEM  2.     PROPERTIES.

     As  of July 31, 1999, the Company owned or leased the following facilities:

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

Santa Fe Springs,           Administrative Offices                     1,500 square feet    Leased(2)(4)
California

Redwood City, California    Penn Octane Corporation Headquarters       1,559 square feet    Leased(2)(5)

________________

(1) The Company's lease with respect to the Brownsville Terminal Facility expires on October 15, 2003.

(2) Pursuant to a $10.0 million credit facility, the Company has granted a mortgage security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures, and interests therein, including, without limitation, the lease agreement with the Navigation District of Cameron County, Texas, and the Pipeline Lease (the "Liens"). In connection with the Lease Agreements, the Company is negotiating the assignment of a portion and/or all of the Liens. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Credit Arrangements."

(3)  The Company's lease with Seadrift expires December 31, 2013.

(4) The Company's lease with respect to the Santa Fe Springs, California facilities expires October 31, 1999, at which time the Company will continue to rent the facility on a month to month basis.

(5) The Company's lease with respect to its headquarters offices is in the name of Jerome B. Richter, the Company's Chairman, President and Chief Executive Officer. The lease expires October 31, 1999. Beginning November 1999, the Company will relocate its headquarters offices to Palm Desert, California. The lease expires October 31, 2002. The monthly lease payments are approximately $3,000 a month.

For information concerning the Company's operating lease commitments, see note N to the Consolidated Financial Statements.

ITEM  3.     LEGAL  PROCEEDINGS.

     On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville ("IBC-Brownsville"), a Texas state banking association, seeking (i) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's property granted as collateral thereunder consisting of significantly all of the Company's business and assets; (ii) declaratory relief with respect to the credit facility; and (iii) an award for damages and attorneys' fees. After completion of an arbitration proceeding, on February 28, 1996, the 197th District Court in and for Cameron County, Texas entered judgment (the "Judgment") confirming the arbitral award for $3.2 million to the Company by IBC-Brownsville.

     In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville filed a petition for review with the Supreme Court of Texas. On May 10, 1999, the Company responded to the Supreme Court of Texas', request for response of the Petitioner's petition for review. On May 27, 1999, IBC-Brownsville filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. As of July 31, 1999, the net amount of the Judgment is approximately $3.9 million which is comprised of (i) the original judgment, including attorneys' fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable to IBC-Brownsville, less attorneys' fees. There is no certainty that IBC-Brownsville will not continue to seek other legal remedies against the Judgment.

     For the year ended July 31, 1999, the Company recognized a gain of approximately $987,000, which represents the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (see note S to the Consolidated Financial Statements). The remaining net amount of the Judgment to be realized by the Company is approximately $3.9 million less attorney's fees. The Company will recognize the remaining amount of the Judgment when it realizes the proceeds associated with the Judgment.

     On March 16, 1999, the Company settled in mediation a lawsuit with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability the Company agreed to pay Mr. Duran approximately $456,300 in cash and common stock of the Company of which $100,000 is to be paid by the Company's insurance carrier. Litigation costs totaled $221,391. The Company has agreed to register the stock in the future.

     On  October  14,  1998,  a  complaint  was filed by Amwest Surety Insurance
Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract (Vendors). These amounts were previously recorded in the Company's balance sheet at the time of the complaint. In addition, Amwest was seeking pre-judgment for any amounts ultimately paid by Amwest relating to claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. In May 1999, the Company and PennWilson reached a settlement agreement with Amwest whereby Amwest will be reimbursed by PennWilson $160,000 for the payments, made to the Vendors, with the Company acting as guarantor. Upon satisfactory payment, Amwest will dismiss its pending claims related to the payment bond. On October 12, 1999, a Demand for Arbitration of $780,767 was filed by A.E. Schmidt Environmental against Amwest, PennWilson and the Company on the performance bond pursuant to the NYDOT contract. The Company is currently considering its legal options and intends to vigorously defend against the claims made against the performance bond but not yet paid by Amwest.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     For further information concerning the aforementioned legal proceedings, see note N of the Consolidated Financial Statements.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the year ended July 31, 1999, the Company did not hold an annual meeting of its stockholders. The Company intends to hold its next annual meeting during the fiscal year ending July 31, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

     The Company's common stock began trading in the over-the-counter ("OTC") market on the Nasdaq SmallCap Market under the symbol "POCC" in December 1995.

     The following table sets forth the reported high ask and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                   LOW     HIGH
                                  ------  ------
FISCAL YEAR ENDED JULY 31, 1998:
First Quarter. . . . . . . . . .  $4.750  $7.000
Second Quarter . . . . . . . . .   4.250   6.063
Third Quarter. . . . . . . . . .   3.625   5.875
Fourth Quarter . . . . . . . . .   2.875   5.875

FISCAL YEAR ENDED JULY 31, 1999:
First Quarter. . . . . . . . . .  $0.875  $3.875
Second Quarter . . . . . . . . .   0.500   2.000
Third Quarter. . . . . . . . . .   1.313   2.500
Fourth Quarter . . . . . . . . .   1.313   2.531

     On September 30, 1999, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $3.94 per share. On September 30, 1999, the Company had 12,720,497 shares of common stock outstanding and approximately 324 holders of record of the common stock.

     The Company has not paid and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     On July 15, 1999, the Company issued 50,000 shares of common stock of the Company and warrants to purchase 25,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 15, 2002 for an amount of $100,000.

     On July 16, 1999, the Company issued 100,000 shares of common stock of the Company and warrants to purchase 50,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 16, 2002 for an amount of $200,000.

     On July 21, 1999, the Company issued 40,000 shares of common stock of the Company and warrants to purchase 20,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 21, 2002 for an amount of $90,000.

     On July 29, 1999 and July 30, 1999, the Company issued 37,500, and 362,500 shares of common stock of the Company and warrants to purchase 18,750 and 181,250 shares of common stock each with an exercise price of $3.00 per warrant and an expiration date of July 29,2003 and July 30, 2003 for an amount of $600,000 and full cancellation of notes payable of $200,000.

     In connection with the stock issuance on July 29, 1999 and July 30, 1999, the Company paid a cash fee of $72,000 and issued a warrant to purchase 40,000 shares of common stock of the Company with a exercise price of $3.00 per warrant and an expiration date of July 30, 2003 representing the fees associated with the transactions.

     During August 1999, warrants to purchase a total of 425,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $681,233. The proceeds of such exercises were used for working capital purposes.

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

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes for 90,000 shares of a newly created class of its Series B Senior Preferred Stock, the Series B Convertible Redeemable Preferred Stock (the Convertible Stock), at a purchase price of $10.00 per share and 50,000 shares of its common stock. The Convertible Stock was non-voting and dividends were payable at a rate of 10% annually, payable in cash or in kind, semi-annually. The Convertible Stock could be converted in whole or in part at any time at a conversion ratio of one share of Convertible Stock for 5.0 shares of common stock of the Company. In connection with the Company's notice to repurchase 90,000 shares of the Convertible Stock for $900,000 plus dividends of $45,370 on September 3, 1999, the holder of the Convertible Stock elected to convert all of the Convertible Stock into 450,000 shares of common stock of the Company. The Company paid the $45,370 of dividends in cash.

     The Company has granted one demand registration right with respect to the common stock referred to in the preceding paragraph. The Company and the holder of the common stock have agreed to share the costs of the registration.

STOCK  AWARD  PLAN
------------------

     Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of September 30, 1999, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In  October  1997,  the  Company  issued 20,314 shares of Common Stock to a
Mexican consultant in payment for services rendered to the Company valued at $113,000.

     In April 1999, the Company issued 5,000 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $8,750.

ITEM  6.     SELECTED  FINANCIAL  DATA.


     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 1999 have been derived from the Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. All information is in thousands, except per share data.

                                                              Year Ended July 31,
                                           -----------------------------------------------------
                                             1995      1996       1997        1998        1999
                                           --------  --------  ----------  ----------  ----------
Revenues                                   $14,787   $26,271   $29,699(1)  $30,801(1)  $35,338(1)
Income (loss) from continuing operations    (2,047)     (724)     (2,886)     (2,072)      1,125
Net income (loss)                           (2,047)     (724)     (2,923)     (3,744)        545
Net income (loss) per common share            (.47)     (.14)       (.48)       (.43)        .05
Total assets                                 6,159     5,190       5,496       6,698       8,909
Long-term obligations                           95     1,060       1,113          60         259

---------------------
(1) The operations of PennWilson for the period from February 12, 1997 (date of incorporation) through May 25, 1999, the date operations were discontinued, are presented in the Consolidated Financial Statements as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 1999) refer to the Company's fiscal year ended July 31. The results of operations related to the Company's CNG segment, primarily consisting of PennWilson, which began operations in March 1997 and was discontinued during fiscal 1999, have been presented separately in the Consolidated Financial Statements of the Company as discontinued operations.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG and, from 1997 to March 1999, the provision of equipment and services to the CNG industry. Beginning in July 1994, the Company has bought and sold LPG for distribution into northeast Mexico and the U.S. Rio Grande Valley.

     Historically, the Company has derived substantially all of its revenues from sales to PMI, its primary customer, of LPG purchased from Exxon. In fiscal 1999, the Company derived approximately 99% of its revenues from sales of LPG.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold other than the purchase price of LPG may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from Exxon and resold to PMI could result in unanticipated costs.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal 1997, 1998 and 1999.

                          Fiscal  Year  Ended  July  31,
                          ------------------------------
                                1997   1998    1999
                                -----  -----  ------
Volume Sold
     LPG (millions of gallons)   61.7   88.5   117.0

Average sales price

     LPG (per gallon)           $0.48  $0.35  $ 0.30

RESULTS  OF  OPERATIONS


YEAR  ENDED  JULY  31,  1999  COMPARED  WITH  JULY  31,  1998

     Revenues. Revenues for fiscal 1999 were $35.4 million compared with $30.8 million for fiscal 1998, an increase of $4.5 million or 14.7%. Of this increase $8.6 million was attributable to increased volume of LPG sold in fiscal 1999 partially offset by a decrease in average sales price of LPG sold in fiscal 1999 resulting in a decrease in sales of $3.9 million.

     Cost of sales. Cost of sales for fiscal 1999 was $32.0 million compared with $28.9 million for fiscal 1998, an increase of $3.2 million or 10.9%. Of this increase $7.3 million was attributable to an increased volume of LPG purchased in fiscal 1999 partially offset by the reduction in average sales price of LPG purchased in fiscal 1999 resulting in a decrease in cost of goods sold of $4.1 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million in fiscal 1999 compared with $3.5 million in fiscal 1998, a decrease of $1.5 million or 41.4%. This decrease was primarily attributable to (i) $970,364 of legal and professional fees and (ii) $481,361 of costs associated with the issuance of warrants and registration costs.

     Other income and expense, net. Other income (expense), net was ($95,015) in fiscal 1999 compared with $(448,641) in fiscal 1998. The decrease in other expense, net was due primarily to the award from litigation of $987,114, partially offset by costs associated from the settlement of litigation of ($577,691).

     Income tax. Due to the availability of net operating loss carryforwards ($8.0 million and $8.8 million at July 31, 1999 and 1998), there was no income tax expense in either year. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code.

YEAR  ENDED  JULY  31,  1998  COMPARED  WITH  JULY  31,  1997

     Revenues. Revenues for fiscal 1998 were $30.8 million compared with $29.7 million for fiscal 1997, an increase of $1.1 million or 3.7%. This increase was attributable to increased volume of LPG sold in fiscal 1998 of $9.3 million, partially offset by a decrease in average sales price for LPG in fiscal 1998 resulting in a decrease in sales of $8.4 million. The increase in volume of LPG sales in fiscal 1998 was partially due to the lack of sales to PMI during the first two months of fiscal 1997 due to the expiration of the Company's Sales Agreement with PMI on July 31, 1996. Sales of LPG to PMI totaled $3.7 million (8.8 million gallons) for the first two months of fiscal 1998.

     Cost of sales. Cost of sales for fiscal 1998 was $28.9 million compared with $29.2 million for fiscal 1997, a decrease of $284,969 or 1%. This decrease was attributable to a decrease in average purchase price for LPG purchased in fiscal 1998 of $8.4 million, offset by the increase in volume of LPG sold in fiscal 1998, resulting in an increase in cost of goods sold of $8.1 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.5 million in fiscal 1998 compared with $3.3 million in fiscal 1997, an increase of $285,030 or 8.8%. This increase was primarily attributable to litigation and other legal matters ($250,570), payroll related costs ($274,046), registration costs ($150,000), costs for warrants issued ($160,000), and other expenses ($288,013) partially offset by reductions of $838,000 of compensation associated with the issuance of warrants to an employee and a consultant in fiscal 1997.

     Other income and expenses, net. Other income (expense), net was ($448,641) in fiscal 1998 compared with ($160,562) in fiscal 1997. The increase was primarily due to interest costs associated with the credit facility obtained by the Company in October 1997.

     Income tax. Due to the net losses for fiscal 1998 and fiscal 1997, there was no income tax expense in either year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, and until the year ended July 31, 1999, has used cash in operations and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The  following  summary  table  reflects  comparative cash flows for fiscal
1997,  1998  and  1999.  All  information  is  in  thousands.

                                                         YEAR ENDED JULY 31,
                                                     --------------------------
                                                       1997      1998     1999
                                                     --------  --------  ------
Net cash provided by (used in) operating activities  $(1,847)  $(1,065)  $ 562
Net cash used in investing activities . . . . . . .     (514)   (1,337)   (383)
Net cash provided by financing activities . . . . .    2,027     2,528     696
                                                     --------  --------  ------
Net increase (decrease) in cash . . . . . . . . . .  $  (334)  $   126   $ 875
                                                     ========  ========  ======

     PMI Sales Agreement. The PMI Sales Agreement is effective for the period from October 1, 1998 through September 30, 1999 and provides for the purchase by PMI of minimum monthly volumes of LPG aggregating a minimum annual volume of
69.0 million gallons, similar to minimum volume requirements under the previous sales agreement with PMI effective during the period from October 1, 1997 to September 30, 1998. During June 1999, the PMI Sales Agreement was amended (the "PMI Sales Agreement Amendment") to extend the expiration date until March 31, 2000 and to provide the Company with additional margins for any volume exceeding
7.0  million  gallons per month during the summer period (April - September) and
9.0 million gallons per month during the winter period (October - March). Under the PMI Sales Agreement Amendment, PMI is obligated to purchase a minimum volume of 45.0 million gallons during October 1999 through March 2000.

     LPG Supply Agreement. During October 1998, the Company entered into a monthly supply agreement with Exxon pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999. The Company believes it has access to an adequate supply of LPG from Exxon and other suppliers to satisfy the requirements of PMI under the PMI Sales Agreement.

     Effective October 1, 1999 (the "Exxon Closing Date"), the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10.1 million gallons per month and
13.9 million gallons per month blended in accordance with the specifications outlined under the PMI Sales Agreement (the "Plant Commitment"), with a minimum of 10.1 million gallons per month guaranteed by Exxon to be provided to the Company.

     In addition, under the terms of the Exxon Supply Contract, Exxon will make operational its Corpus Christi Pipeline (the "CCPL") which when completed, will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the PMI Sales Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92 million gallons the following year and 122 million gallons each year thereafter and continuing for four years.

     The Exxon Supply Contract currently requires that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the PMI Sales Agreement. In addition, the Company is required to pay additional fees associated with the Additional Propane Supply, which will increase its LPG costs by a minimum of $.01 per gallon without considering the actual cost of the Additional Supply charged to the Company.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons (the "PG&E Supply") of propane. In addition, PG&E is in the process of obtaining up to 3.8 million gallons per month of additional propane commitments, which if successful by December 31, 1999, would be an adjustment to the PG&E Supply. Under the PG&E Supply Agreement, the Company is not obligated to purchase the PG&E Supply until the CCPL is operational, anticipated to be during October 1999.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement. In addition, by utilizing the PG&E Supply, the Company would satisfy the CCPL Supply requirements under the Exxon Supply Contract.

     In connection with the Plant Commitment and the PG&E Supply, the Company anticipates lower gross margins on its sales of LPG under the PMI Sales Agreement of approximately 10% - 40% as a result of increased LPG costs compared with the previous agreements to purchase LPG. The Company may incur significant additional costs associated with storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment and PG&E supply over actual sales volumes.

     The Company believes that the terms of the Exxon Supply Contract and the PG&E Supply Contract are commensurate with the anticipated future demand for LPG in Mexico and that any additional costs associated with the Additional Supply as well as the increase in the costs for LPG over previous agreements will be offset by increased sales margins on LPG sold to the Company's customers. The Company further believes that any additional costs incurred in connection with the Plant Commitment and PG&E Supply, if any, will be short-term in nature.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms as favorable as the PMI Sales Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses as a result of not being able to meet its minimum purchase requirements under the Exxon Supply Contract and the PG&E Supply Contract and/or the costs of LPG may be in excess of prices received on sales of LPG.

     Furthermore, until the US-Mexico Pipeline and Mexican Terminal Facilities and Saltillo Terminal Facilities are completed, the Company will be required to deliver the minimum monthly volumes from its Brownsville Terminal Facility. Historically, sales of LPG from the Brownsville Terminal Facilities have not exceeded 11.1 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from PG&E and/or Exxon and/or other suppliers, may limit the ability of the Company to accept the Plant Commitment, CCPL Supply and/or the PG&E Supply.

     Under the terms of the Exxon Supply Contract and the PG&E Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product purchased. The amount of product to be purchased under the Exxon Supply Contract and the PG&E Supply Contract are significantly higher than historical amounts. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate and the Company may require additional sources of financing to meet the letter of credit requirements under the Exxon Supply Contract and the PG&E Supply Agreement. Furthermore upon the implementation of Deregulation the Company anticipates entering into contracts with Mexican customers which require payments in pesos. In addition the Mexican customers may be limited in their ability to provide adequate financing.

      As a result of the Exxon Supply Contract and the PG&E Supply Contract, the Company believes that its has an adequate supply of LPG to satisfy the requirements of PMI under the PMI Sales Agreement and to meet its future sales obligations, if any, upon the expiration of the PMI Sales Agreement. Due to strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to achieve higher margins on the sale of LPG in the future.

     In determining whether any supplier will be utilized, the Company will consider the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease. Beginning in October 1999, the Company's gross margins on its LPG sales were reduced by 10% - 40% as a result of increased LPG costs compared with the previous agreements.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date and the Company is required to pay for a minimum volume of storage of $300,000 per year beginning the second year from the Effective Date. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     Present Pipeline capacity is approximately 265 million gallons per year. In fiscal year 1999, the Company sold 117.0 million gallons of LPG which flowed through the Pipeline. The Company can increase the Pipeline's capacity through
the  installation  of  additional  pumping  equipment.   (See  "LPG  Expansion
Program"  below.)

     LPG EXPANSION PROGRAM. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipeline") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facilities near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [the "Refined Products"].

     Previously,  on  July  2,  1998,  Penn  Octane  de  Mexico,  S.A.  de  C.V.
("PennMex"), an affiliated company, received a permit from the Comision Reguladora de Energia (the "Mexican Energy commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipeline and the Mexican Pipeline are referred to as the "US-Mexico Pipeline"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Mexican Terminal Facilities").

     As a result of the above, the Company will be able to transport LPG directly from the US into Mexico through the US-Mexico Pipeline and to the Mexican Terminal Facilities (the "Expansion"). Management believes that as a result of the Expansion, the Company will have additional strengths due to its ability to penetrate further into Mexico, provide greater volumes of LPG as a result of reduced cross border trucking delays and greater access to Mexican distribution resources and the potential to achieve greater margins on its LPG sales.

     In addition to the Expansion, Tergas has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facilities") for an estimated cost of $500,000. The Saltillo Terminal Facilities, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities. The Saltillo Terminal Facilities will contain storage to accommodate approximately 100,000 gallons of LPG. As a result of the Saltillo Terminal Facilities, the Company believes that it will be able to further penetrate the Mexican market for the sale of LPG. Initially, the Company believes that the Saltillo Terminal Facilities, when complete, will generate additional sales of 5.0 million gallons monthly, independent of the Expansion.

     On May 31, 1999, Tergas, S.A. de C.V. ("Tergas") an affiliated Company, was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities. The Company anticipates Tergas will be issued the permit to operate the Mexican Terminal Facilities.

     In connection with the Expansion and the Saltillo Terminal Facilities, the Company is also in the process of completing upgrades at the Brownsville Terminal facility (the "Terminal Upgrades") and in January 2000 is planning to begin certain enhancements to the Pipeline (the "Pipeline Enhancements"). Among other things, the Terminal Upgrades will include the installation of additional piping to connect the Pipeline to the loading dock at the railroad spur located at the Brownsville Terminal Facility and construction of railcar loading facilities to enable the Company to receive or deliver LPG for distribution of LPG by railcar into Mexico and to the Saltillo Terminal Facilities. The Company expects the Terminal Upgrades to be completed by December 1999 at a total cost of approximately $200,000. Upon the completion of the Terminal Upgrades and the Saltillo Terminal Facilities, the Company will be able to distribute LPG to Mexico by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities.

     The Pipeline Enhancements will include the installation of additional piping, meters, valves, analyzers and pumps along the Pipeline to increase the capacity of the Pipeline make the Pipeline bi-directional. The Pipeline Enhancements will increase the capacity of the Pipeline to 360 million gallons per year, and will provide the Company with access to a greater number of LPG suppliers and additional storage facilities. The Company expects to begin the Pipeline Enhancements in January 2000 and to be completed three months thereafter at a cost of approximately $1.5 million.

     In connection with the Expansion, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, ("the Lease Agreements"), whereby CPSC will construct the US-Mexico Pipeline (including an additional pipeline to accommodate Refined Products) and the Mexican Terminal Facilities and lease these assets to the Company. Under the terms of the Lease Agreements, the Company will pay monthly rentals of approximately $157,000, beginning the date that the US-Mexico Pipeline and Mexican Terminal Facilities are physically capable to transport and receive LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1.0 million. The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipeline and Mexican Terminal Facilities at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the construction and maintenance of the US - Mexico Pipeline and Mexican Terminal Facilities.

     On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the letter of credit originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guaranty the value of the Collateral based on the fair market value of the Collateral for up to $1.0 million.

     For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date.

     On September 16, 1999, the Company and CPSC entered into a purchase and option agreement whereby the Company will purchase a 30% interest (the "Purchased Interests") in the US-Mexico Pipeline and Mexican Terminal Facilities for $3.0 million. In connection with the Purchased Interests, the Company will not assume any costs associated with CPSC's obligations under the Lease Agreements until the Substantial Completion Date is reached, and the Company will receive a minimum of $54,000 per month from the Company's payments under the Lease Agreements (approximately 34% of the Company's monthly lease obligations under the Lease Agreements). The Company is required to pay for the Purchased Interests on January 3, 2000, or 10 days subsequent to the Substantial Completion Date, whichever is later (the "Closing Date"). To secure the payment of the $3.0 million for the Purchased Interests, the Company has agreed to assign its interest in the net cash proceeds to be received from the IBC-Brownsville award judgment (the "Judgment") of approximately $3.0 million (see Item 3, "Legal Proceedings"). In the event that the net cash received from the Judgment is less than $3.0 million, the Company will be required to pay the difference. In addition, if the Judgment is not paid by the Closing Date, CPSC may require the Company to make immediate payment in exchange for the return of the Judgment assignment.

     Included in the agreement for the Purchased Interests, the Company has two option agreements (the "Options") whereby the Company has the right to acquire an additional 20% and an additional 50% interest in the Lease Agreements for $2.0 million and $7.0 million, respectively, within 90 days from the Closing Date. In the event the Company exercises the additional 20% option, then the Purchase Interests will total 50% and the Company will receive a minimum from the Purchased Interests of $90,000 per month from the Company's payments under the Lease Agreements (approximately 57% of the Company's monthly lease obligations under the Lease Agreements). The Company paid $50,000 to obtain the Options.

     The actual costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities are the sole responsibility of CPSC (the "Costs"). In addition, the Company has spent approximately $512,000 as of July 31, 1999 related to the Costs, which are included in capital construction in progress in the consolidated balance sheet.

     Foreign Ownership of LPG Operations. Both PennMex and Tergas are Mexican companies, which are owned 90% and 95%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, foreign ownership is permitted in the transportation and storage of LPG. In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI"), that the Company's planned strategy of selling LPG to PMI at the US border and then transporting the LPG through the Mexican portion of the US - Mexico Pipeline to the Mexican Terminal Facilities would comply with the LPG regulations. The Company intends to request a ruling (the "Ruling") from SECOFI confirming the verbal opinion. There is no certainty that the Company will obtain the Ruling, and if obtained, that the Ruling will not be affected by future changes in Mexican laws.

     The Company, Bracamontes and the Minority Shareholders have entered into agreements whereby the Company may acquire up to 75% of the outstanding shares of PennMex for a nominal amount, subject to among other things, receipt of the Ruling. The Company intends to contract with Tergas for services to be performed by Tergas at the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

     The operations of PennMex and/or Tergas are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entitles comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

     Deregulation of the LPG Market in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petroleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in LPG activities related to transportation and storage. Upon the completion of Deregulation, Mexican entities will be able to import LPG into Mexico. However, foreign entities will be prohibited from participating in the distribution of LPG in Mexico. Accordingly, the Company expects to sell LPG directly to independent Mexican distributors as well as PMI. Upon Deregulation, it is anticipated that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG prior to entering into contracts with the Company.

     Pursuant to the PMI Sales Agreement upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the PMI Sales Agreement. Depending on the outcome of any such renegotiation, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the PMI Sales Agreement to account for the effects of Deregulation.

     Currently the Company sells LPG to PMI at its Brownsville Terminal Facility. Upon the completion of the US - Mexico Pipeline and Mexican Terminal Facilities, the Company will sell LPG to PMI at the U.S. border and transport the LPG to the Mexican Terminal Facilities through the US-Mexico Pipeline. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as PMI.

     Credit Arrangements. As of October 21, 1999, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB

Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, LP (PG&E), the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of July 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $6.0 million of which $2.9 million was being used to secure unpaid purchases from Exxon. In connection with these purchases, the Company had unpaid invoices due from PMI totaling $2.5 million and cash balances maintained in the RZB Credit Facility collateral account of $847,042 as of July 31, 1999.

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

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes for 90,000 shares of a newly created class of its Series B Senior Preferred Stock, the Series B Convertible Redeemable Preferred Stock (the Convertible Stock), at a purchase price of $10.00 per share and 50,000 shares of its common stock. The Convertible Stock was non-voting and dividends were payable at a rate of 10% annually, payable in cash or in kind, semi-annually. The Convertible Stock could be converted in whole or in part at any time at a conversion ratio of one share of Convertible Stock for 5.0 shares of common stock of the Company. In connection with the Company's notice to repurchase 90,000 shares of the Convertible Stock for $900,000 plus dividends of $45,370 on September 3, 1999, the holder of the Convertible Stock elected to convert all of the Convertible Stock into 450,000 shares of common stock of the Company. The Company paid the $45,370 of dividends in cash.

     The Company has granted one demand registration right with respect to the common stock referred to in the preceding paragraph. The Company and the holder of the common stock have agreed to share the costs of the registration.

     During July 1999, the Company paid the remaining $600,000 of promissory notes outstanding through a cash payment of $300,000 and the issuance of 166,667 shares of common stock of the Company as payment for and full cancellation of $300,000 of promissory notes.

     On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 125,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 13, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

     On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale were used for working capital purposes.

     During December 1998, the Company issued 53,884 shares of common stock of the Company to Zimmerman Holdings Inc. (ZHI), as payment for and full cancellation of a note payable of $100,000 and related interest and other obligations totaling $18,000. In connection therewith, the Company has no further obligation to pay any future royalties in connection with Company's purchase of certain CNG assets from Wilson Technologies Inc., a wholly owned subsidiary of ZHI.

     During December 1998, the Company issued 15,000 shares of common stock of the Company and warrants to purchase 10,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of December 31, 2000 in exchange for cancellation of all outstanding obligations totaling $22,500 and other obligations as outlined in an agreement between the parties.

     On March 18, 1999, the Company issued 120,000 shares of common stock of the Company and warrants to purchase 60,000 shares of common stock with an exercise price of $2.25 per warrant and an expiration date of March 18, 2002 for an amount of $150,000. Net proceeds from the sale were used for working capital purposes.

     On March 19, 1999, the Company issued 60,606 shares of common stock of the Company and warrants to purchase 30,303 shares of common stock with an exercise price of $2.59 per warrant and an expiration date of March 19, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

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

     Pursuant to the 1997 Stock Award Plan, in April 1999, the Company issued 5,000 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $8,750.

     On July 15, 1999, the Company issued 50,000 shares of common stock of the Company and warrants to purchase 25,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 15, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

     On July 16, 1999, the Company issued 100,000 shares of common stock of the Company and warrants to purchase 50,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 16, 2002 for an amount of $200,000. Net proceeds from the sale were used for working capital purposes.

     On July 21, 1999, the Company issued 40,000 shares of common stock of the Company and warrants to purchase 20,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 21, 2002 for an amount of $90,000. Net proceeds from the sale were used for working capital purposes.

     On July 29, 1999 and July 30, 1999, the Company issued 37,500, and 362,500 shares of common stock of the Company and warrants to purchase 18,750 and 181,250 shares of common stock each with an exercise price of $3.00 per warrant and an expiration date of July 29,2003 and July 30, 2003 for an amount of $600,000 and full cancellation of notes payable of $200,000. Net proceeds from the sale were used for working capital purposes and to pay down $300,000 of debt obligations.

     In connection with the stock issuance on July 29, 1999 and July 30, 1999, the Company paid a cash fee of $72,000 and issued a warrant to purchase 40,000 shares of common stock of the Company with a exercise price of $3.00 per warrant and an expiration date of July 30, 2003 representing the fees associated with the transactions.

     As of July 31, 1999, $769,701 is owed by the Company in connection with various settlement agreements with legal firms and suppliers (the "Creditors") in connection with prior services performed for the Company. Under the terms of the settlements, the Company has agreed to make specified monthly payments. In connection with the settlements, the Company has agreed in the future to provide a "Stipulation of Judgment" to the Creditors in the event that the Company defaults under the settlement agreements.

     During August 1999, warrants to purchase a total of 425,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $681,233. The proceeds of such exercises were used for working capital purposes.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     In connection with the issuance of shares and warrants by the Company (the Shares), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include one-time demand registration rights and/or piggy-back registration rights (the "Registration"). The Company is required to file an effective registration by either September 19, 1999, December 1, 1999 or January 31, 2000. In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999. The Company has also received notice of a demand for registration for certain of the Shares. The Registration Rights Agreements do not contain provisions for damages, if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 and if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville. On August 26, 1999, IBC-Brownsville was denied a rehearing of an earlier decision on June 10, 1999 in which the Supreme Count of Texas denied IBC's-Brownsville petition for review. As of July 31, 1999, the net amount of the award is approximately $3.9 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable, less attorneys' fees. Although no assurance can be made that IBC-Brownsville will not continue to seek other legal remedies against the Judgment, management believes that the Company will ultimately prevail, and will receive the proceeds from such Judgment. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees).

     Settlement of Litigation. On March 16, 1999, the Company settled in mediation a lawsuit with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability the Company agreed to pay Mr. Duran approximately $456,000 in cash and common stock of the Company of which $100,000 is to be paid by the Company's insurance carrier. The Company has agreed to register the stock in the future.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts on the Company's balance sheet is dependent upon the collection of the Judgment, the Company's ability to obtain additional financing and to raise additional equity capital, and the success of the Company's future operations and expansion program, which includes the acquisition of the interests in PennMex and the consummation of an operating agreement with Tergas.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines, (vi) increase its source of LPG supply and at more favorable terms, (vii) obtain additional letters of credit financing and (viii) raise additional debt and/or equity capital. See note Q to the Consolidated Financial Statements.

     At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.0 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  Applicable.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



               Report of Independent Certified Public Accountants
             -------------------------------------------------------



To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1998 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 1999. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note Q, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not sustained profitable operations,
2) outstanding litigation, 3) a deficit in working capital, and 4) consummation of agreements related to the LPG expansion program referred to in note O. Management's plans in regard to these matters are described in note O. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note B, the Company adopted the provisions of SFAS 128, "Earnings per Share", during the year ended July 31, 1998.


/S/ BURTON  McCUMBER  &  CORTEZ,  L.L.P.

Brownsville,  Texas
October  8,  1999

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                            JULY 31

                                             ASSETS


                                                                            1998        1999
                                                                         ----------  ----------
Current Assets
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  157,513  $1,032,265
 Trade accounts receivable, less allowance for doubtful accounts of . .   1,195,653   2,505,915
 $418,796 and $521,067 (note D)
 Notes receivable (note E). . . . . . . . . . . . . . . . . . . . . . .           -      77,605
 Inventories (notes B1 and H) . . . . . . . . . . . . . . . . . . . . .     377,097     615,156
 Prepaid expenses and other current assets. . . . . . . . . . . . . . .      90,851      42,517
                                                                         ----------  ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . .   1,821,114   4,273,458
Property, plant and equipment - net (notes B2 and G). . . . . . . . . .   2,908,251   3,171,650
Lease rights (net of accumulated amortization of $478,560 and $524,355)     675,479     629,684
(note B2)
CNG assets held for sale (notes D and E). . . . . . . . . . . . . . . .   1,293,136           -
Notes receivable (note E) . . . . . . . . . . . . . . . . . . . . . . .           -     822,196
Other non-current assets. . . . . . . . . . . . . . . . . . . . . . . .           -      11,720
                                                                         ----------  ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $6,697,980  $8,908,708
                                                                         ==========  ==========

        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    JULY 31

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   1998             1999
                                                                              ---------------  ---------------
Current Liabilities
 Current maturities of long-term debt (note K) . . . . . . . . . . . . . . .  $    1,693,897   $      365,859
 Revolving line of credit (note N) . . . . . . . . . . . . . . . . . . . . .         991,823                -
 LPG trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .         931,362        2,850,197
      Other accounts payable and accrued liabilities . . . . . . . . . . . .       2,674,474        1,382,603
 Borrowings from IBC-Brownsville (notes I and  S). . . . . . . . . . . . . .         672,552                -
                                                                              ---------------  ---------------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       6,964,108        4,598,659
Long-term debt, less current maturities (note K) . . . . . . . . . . . . . .          60,000          258,617
Commitments and contingencies (notes D, K and N) . . . . . . . . . . . . . .               -                -
Stockholders' Equity (note L)
 Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized; . .               -                -
No shares issued and outstanding at July 31, 1998 and 1999
 Series B - Senior preferred stock-$.01 par value, $10 liquidation value,. .               -              900
5,000,000 shares authorized; 0 and 90,000 shares issued and outstanding at
July 31, 1998 and 1999
 Common stock-$.01 par value, 25,000,000 shares authorized;. . . . . . . . .          99,527          118,456
9,952,673 and 11,845,497 shares issued and outstanding at July 31,
1998 and 1999
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .      13,318,592       17,133,222
 Notes receivable from the president of the Company and a related party. . .    (  2,763,006)    (  2,765,350)
for exercise of warrants, less reserve of $223,000 and $451,141 at July 31,
1998 and 1999, respectively
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  10,981,241)   (  10,435,796)
                                                                              ---------------  ---------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .        (326,128)       4,051,432
                                                                              ---------------  ---------------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . . .  $    6,697,980   $    8,908,708
                                                                              ===============  ===============

        The accompanying notes are an integral part of these statements.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED JULY 31


                                                                    1997                1998              1999
                                                            --------------------  ----------------  ----------------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $        29,699,403   $    30,801,355   $    35,337,935
Cost of goods sold . . . . . . . . . . . . . . . . . . . .           29,172,138        28,887,169        32,044,194
                                                            --------------------  ----------------  ----------------

 Gross profit. . . . . . . . . . . . . . . . . . . . . . .              527,265         1,914,186         3,293,741
Selling, general and administrative expenses
 Legal and professional fees . . . . . . . . . . . . . . .            1,070,351         1,320,922           350,558
 Salaries and payroll related expenses . . . . . . . . . .              614,551           888,597           904,076
 Stock based compensation (note M) . . . . . . . . . . . .              837,600                 -                 -
 Travel. . . . . . . . . . . . . . . . . . . . . . . . . .              218,926           178,747           151,362
 Other (note P). . . . . . . . . . . . . . . . . . . . . .              511,342         1,149,534           668,173
                                                            --------------------  ----------------  ----------------
                                                                      3,252,770         3,537,800         2,074,169
                                                            --------------------  ----------------  ----------------
 Operating income (loss) . . . . . . . . . . . . . . . . .         (  2,725,505)     (  1,623,614)        1,219,572
Other income (expense)
 Interest expense. . . . . . . . . . . . . . . . . . . . .           (  236,236)       (  458,657)       (  521,418)
 Interest income . . . . . . . . . . . . . . . . . . . . .               71,426            10,016            16,981
 Other income. . . . . . . . . . . . . . . . . . . . . . .                4,248                 -                 -
       Settlement of litigation (note N) . . . . . . . . .                    -                 -    (      577,691)
 Award from litigation (notes N and S) . . . . . . . . . .                    -                 -           987,114
                                                            --------------------  ----------------  ----------------
   Income (loss) from continuing operations before taxes .         (  2,886,067)     (  2,072,255)        1,124,558
Provision for income taxes (notes B3 and J). . . . . . . .                    -                 -                 -
                                                            --------------------  ----------------  ----------------
         Income (loss) from continuing operations. . . . .         (  2,886,067)   (    2,072,255)        1,124,558
Discontinued operations, net of taxes (notes B2, B8 and D)
           Loss from operations of CNG segment . . . . . .         (     36,592)     (  1,671,801)     (    290,625)
           Loss  on disposal of CNG segment. . . . . . . .                    -                 -        (  288,488)
                                                            --------------------  ----------------  ----------------
           Total loss from discontinued operations . . . .   (           36,592)    (   1,671,801)       (  579,113)
                                                            --------------------  ----------------  ----------------
   Net income (loss) (notes B3 and J). . . . . . . . . . .  $      (  2,922,659)  $  (  3,744,056)  $       545,445
                                                            ====================  ================  ================
Income (loss) from continuing operations . . . . . . . . .  $           (  0.47)  $       (  0.25)  $          0.11
                                                            ====================  ================  ================
per common share (notes B4 and C)
Net income (loss) per common share (notes B4 and C). . . .  $           (  0.48)  $       (  0.43)  $          0.05
                                                            ====================  ================  ================
Income (loss) from continuing operations per common share.  $           (  0.47)  $       (  0.25)  $          0.10
                                                            ====================  ================  ================
assuming dilution (notes B4 and C)
Net income (loss) per common share assuming dilution . . .  $           (  0.48)  $       (  0.43)  $          0.05
                                                            ====================  ================  ================
(notes B4 and C)
Weighted average common shares outstanding . . . . . . . .            6,144,724         9,235,299        10,659,100
                                                            ====================  ================  ================

        The accompanying notes are an integral part of these statements.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE YEARS ENDED JULY 31

                                                                 1997                1998                 1999
                                                         ------------------  --------------------  ------------------
                                                          Shares    Amount     Shares     Amount    Shares    Amount
                                                         ---------  -------  ----------  --------  ---------  -------
PREFERRED STOCK
 Beginning balance                                         270,000  $ 2,700    270,000   $ 2,700           -        -
 Conversion of 270,000 shares of Preferred Stock
to 899,910 shares of Common Stock on January 30,
1998                                                             -        -   (270,000)   (2,700)          -        -
                                                         ---------  -------  ----------  --------  ---------  -------
 Ending balance                                            270,000  $ 2,700          -   $     -           -  $     -
                                                         =========  =======  ==========  ========  =========  =======
SENIOR PREFERRED STOCK
 Beginning balance                                               -        -          -         -           -        -
 Issuance of 90,000 shares of Senior Preferred
Stock during March 1999 in exchange for cancellation
of $900,000 of promissory notes                                  -        -          -         -      90,000      900
                                                         ---------  -------  ----------  --------  ---------  -------
 Ending balance                                                  -        -          -   $     -      90,000  $   900
                                                         =========  =======  ==========  ========  =========  =======
COMMON STOCK
         Beginning balance                               5,205,000  $52,050  8,169,286   $81,693   9,952,673  $99,527
 Issuance of common stock for service in January
1997                                                        10,000      100          -         -           -        -
 Issuance of common stock in connection with
Exchange Agreements between the Company and
certain warrant holders to purchase shares of common
stock in the Company                                       164,286    1,643          -         -           -        -
 Issuance of common stock upon exercise of
warrants on April 1, 1997, in connection with
retirement of $250,000 debt obligations                    250,000    2,500          -         -           -        -
 Issuance of common stock upon exercise of
warrants in April 1997, in exchange for settlement of
46,759 of outstanding contractor payables                  25,000      250          -         -           -        -
 Issuance of common stock upon exercise of
warrants during April 1997, in exchange for promissory
note                                                     2,200,000   22,000          -         -           -        -
 Issuance of common stock upon exercise of
warrants during March 1997, in exchange for
promissory note                                             15,000      150          -         -           -        -
 Issuance of common stock upon exercise of
warrants during April 1997                                 300,000    3,000          -         -           -        -
Issuance of common stock upon exercise of
warrants during August 1997, in connection with
retirement of $75,000 debt obligation                            -        -     75,000       750           -        -
Issuance of common stock upon exercise of
warrants during August 1997                                      -        -    430,000     4,300           -        -
   Issuance of common stock in September 1997 in
exchange for settlement of $113,000 of outstanding
 consulting fees                                                 -        -     20,314       203           -        -
Conversion of 270,000 shares of preferred stock
to 899,910 shares of common stock on January
30, 1998                                                         -        -    899,910     8,999           -        -
Dividend of 100,000 shares of common stock
paid upon conversion of 270,000 shares of
preferred stock to 899,910 shares of common
 stock on January 30, 1998                                       -        -    100,000     1,000           -        -
Issuance of common stock in April 1998 in
connection with retirement of $1,032,652 debt
obligations                                                      -        -    258,163     2,582           -        -

        The accompanying notes are an integral part of these statements.

                                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                            FOR THE YEARS ENDED JULY 31

                                                              1997                1998                1999
                                                      -----------------   ------------------  --------------------
                                                       Shares    Amount    Shares    Amount     Shares     Amount
                                                      ---------  -------  ---------  -------  ----------  --------
COMMON STOCK - CONTINUED
   Sale of common stock in November 1998                      -        -          -        -     250,000     2,500
   Issuance of common stock in December 1998 in
   exchange for settlement of $22,500 of
   outstanding obligations                                    -        -          -        -      15,000       150
   Issuance of common stock in December 1998 in
   exchange for settlement of $118,607 of debt
   obligations                                                -        -          -        -      53,884       539
   Sale of common stock in December 1998                      -        -          -        -     500,000     5,000
   Sale of common stock in March 1999, including
   related fees of 35,000 shares of common stock              -        -          -        -     362,273     3,623
   Issuance of common stock in connection with
   conversion of debt into Senior Preferred Stock of
   the Company                                                -        -          -        -      50,000       500
   Issuance of common stock in exchange for
   consulting services                                        -        -          -        -       5,000        50
   Sale of common stock in July 1999                          -        -          -        -     490,000     4,900
   Issuance of common stock in July 1999 in
   exchange for cancellation of $300,000 of debt
   obligations                                                -        -          -        -     166,667     1,667
                                                      ---------  -------  ---------  -------  ----------  --------
   Ending balance                                     8,169,286  $81,693  9,952,673  $99,527  11,845,497  $118,456
                                                      =========  =======  =========  =======  ==========  ========

        The accompanying notes are an integral part of these statements.

                         PENN OCTANE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                FOR THE YEARS ENDED JULY 31


                                                   1997           1998           1999
                                               ------------  --------------  -------------
                                                  Amount         Amount         Amount
                                               ------------  --------------  -------------
ADDITIONAL PAID-IN CAPITAL
 Beginning balance                             $ 5,954,565   $  10,515,266   $ 13,318,592
 Sale of common stock                                    -               -      2,288,477
 Issuance of common stock for notes,
   cancellation of commission agreements,
   services and payment on promissory note          13,200       1,142,867        140,418
 Conversion of preferred stock to common
   stock                                                 -          (6,299)             -
 Exchange of debt for senior preferred
 stock and common stock                                  -               -        997,933
 Dividends on preferred stock                            -         224,000              -
 Amortization of loan discount                           -          75,000        172,802
 Grant of stock for services                             -               -          8,700
 Common stock to be distributed in
 connection with the settlement of a lawsuit             -               -        206,300
 Grant of warrants for services                    917,785               -              -
 Grant of warrants in connection with
 registration rights agreement                           -         160,542              -
 Exercise of warrants in connection with
   retirement of debt                              494,009         136,516              -
 Exercise of warrants                            3,135,707       1,070,700              -
                                               ------------  --------------  -------------
 Ending balance                                $10,515,266   $  13,318,592   $ 17,133,222
                                               ============  ==============  =============
STOCKHOLDERS' NOTES
 Beginning balance                             $         -   $(  2,834,865)  $ (2,763,006)
 Notes receivable from the President and a
 related party for exercise of warrants, less
 reserve of $0, $223,000, and $451,141          (2,834,865)         71,859         (2,344)
                                               ------------  --------------  -------------
 Ending balance                                $(2,834,865)  $  (2,763,006)  $ (2,765,350)
                                               ============  ==============  =============
ACCUMULATED DEFICIT
 Beginning balance                             $(4,089,526)  $  (7,012,185)  $(10,981,241)
 Net income (loss) for the year                 (2,922,659)     (3,744,056)       545,445
 Dividends on preferred stock                            -        (225,000)             -
                                               ------------  --------------  -------------
 Ending balance                                $(7,012,185)  $ (10,981,241)  $(10,435,796)
                                               ============  ==============  =============

     The  accompanying  notes  are  an  integral  part  of  these  statements.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED JULY 31


                                                                1997               1998                  1999
                                                           --------------  --------------------  ---------------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss)                                          $(  2,922,659)  $      (  3,744,056)  $            545,445
Adjustments to reconcile net (loss) to net cash (used in)
 provided by operating activities:
 Depreciation and amortization                                   448,019               249,584                230,078
 Amortization of lease rights                                    115,404                45,795                 45,795
 Non-employee stock based costs and other                        108,969                30,000                      -
 Issuance of warrants in connection with
 registration rights agreement                                         -               160,542                      -
 Loan discount                                                         -                75,000                134,741
 Award from litigation                                                 -                     -           (    987,114)
 Stock based compensation cost                                   837,600                     -                      -
 Settlement of litigation                                              -                     -                206,300
 Asset impairment loss                                                 -               400,000                      -
 Loss on sale of assets                                                -                 2,579                288,488
 Other                                                                 -                71,859                  3,256
Changes in current assets and liabilities:
 Trade accounts receivable                                    (  252,037)           (  914,071)          (  1,310,262)
 Related party receivable                                     (  171,601)              171,519                      -
 Interest receivable                                              26,233                     -                      -
 Costs and estimated earnings in excess of billings
  on uncompleted  contracts                                   (  196,888)              196,888                      -
 Inventories                                                   (  74,746)              129,069             (  238,059)
 Prepaid and other current assets                              (  35,272)            (  42,693)                48,334
 LPG trade accounts payable                                            -               931,362              1,918,835
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                         7,596              (  7,596)                     -
 Other assets and liabilities, net                                     -             (  47,091)             (  11,270)
 Other accounts payable and accrued liabilities                  262,634             1,226,445    (           312,754)
                                                           --------------  --------------------  ---------------------
   Net cash  provided by (used in) operating activities     (  1,846,748)         (  1,064,865)               561,813
Cash flows from investing activities:
 Acquisition of inventory and fixed assets from WTI           (  394,000)                    -                      -
 Capital expenditures                                         (  120,017)         (  1,358,686)            (  432,988)
 Sale of assets                                                        -                21,843                      -
 Payments on note receivable                                           -                     -                 49,548
                                                           --------------  --------------------  ---------------------
   Net cash used in investing activities                      (  514,017)         (  1,336,843)            (  383,440)
Cash flows from financing activities:
 Revolving credit facilities                                     140,000               851,823             (  991,823)
 Issuance of debt                                              1,502,033             1,500,000                      -
 Issuance of common stock                                        516,073             1,131,250              2,105,500
 Reduction in debt                                            (  130,724)           (  954,994)            (  417,298)
                                                           --------------  --------------------  ---------------------
   Net cash provided by financing activities                   2,027,382             2,528,079                696,379
                                                           --------------  --------------------  ---------------------
     Net increase (decrease) in cash                          (  333,383)              126,371                874,752
Cash at beginning of period                                      364,525                31,142                157,513
                                                           --------------  --------------------  ---------------------
Cash at end of period                                      $      31,142   $           157,513   $          1,032,265
                                                           ==============  ====================  =====================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                $     165,964   $           404,883   $            338,659
                                                           ==============  ====================  =====================
Supplemental disclosures of noncash transactions:
 Preferred stock, common stock and warrants issued
 (notes L,  M and N)                                       $   4,004,756   $         1,740,242   $          1,556,507
                                                           ==============  ====================  =====================

     The  accompanying  notes  are  an  integral  part  of  these  statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION

Penn  Octane  Corporation, formerly International Energy Development Corporation
(IEDC) and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas (LPG) pipeline lease agreement (Pipeline Lease) with Seadrift Pipeline Corporation (Seadrift), a subsidiary of Union Carbide Corporation (Union Carbide). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation. The Company is engaged primarily in the business of purchasing, transporting and selling LPG and has provided services and equipment to the compressed natural gas (CNG) industry. The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility). The Company has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville Terminal Facility. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). PMI distributes LPG in the northeastern region of Mexico.

The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for 97%, 99% and 99% of the Company's total revenues for the fiscal years ended July 31, 1997, 1998 and 1999, respectively.

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

During May 1999, the Company sold certain CNG related assets to a corporation controlled by a director and officer of the Company (see note E). As a result of the sale, the Company is no longer in the CNG business and has reflected the historical results of the CNG segment as discontinued operations. All prior periods have been restated.

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

1.  INVENTORIES

Inventories are stated at the lower of cost or market. For valuing propane and butane gas, the Company changed costing methods from the weighted average method to the first-in, first-out method for the year ended July 31, 1997. The Company determined that the first-in, first-out method was preferable for matching costs with revenues. The effect of this change in accounting method was immaterial to the consolidated financial statements. For valuing CNG-related inventory, cost was determined on the first-in, first-out basis.

2. PROPERTY, PLANT AND EQUIPMENT AND LEASE RIGHTS

     Property, plant and equipment are recorded at cost. Assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

LPG  terminal,  building  and  leasehold
improvements                                      19  years
Automobiles                                       3-5  years
Furniture, fixtures and equipment                 3-5  years
Trailers                                          8  years

The lease rights are being amortized as follows:

Lease  rights                                     19  years

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

     The provisions of Statement of Financial Accounting Standards No. 121 (SFAS
121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 1997 and 1999. For the year ended July 31, 1998, the Company recorded a $400,000 charge to operations for the impairment of long-lived assets relating to the CNG business (see note D).

3. INCOME TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 1999.

The Company accounts for deferred taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for doubtful accounts receivable, amortization of professional fees and deferred compensation expense.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

4. INCOME (LOSS) PER COMMON SHARE

Income (loss) per share of common stock is computed on the weighted average number of shares outstanding. During periods in which the Company incurred losses, giving effect to common stock equivalents is not presented as it would be antidilutive.

The Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion (APB) Opinion No. 15 (APB 15), "Earnings Per Share". The statement became effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption was not permitted.

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

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107 "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables and long-term liabilities approximate fair value because of the short-term nature of these instruments.

8. REVENUES AND COST RECOGNITION

Certain of the Company's work was performed under fixed-price contracts. Revenues were recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This method was used because management considered expended costs to be the best available measure of progress on these contracts.

Contract costs included all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs were charged to expense as incurred. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

9. STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

The Company has elected under the guidance provided by SFAS 123 to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees" and related Interpretations.

10. RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current presentation.

NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE

The following table presents reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see notes L and M for the convertible preferred stock and the warrants):

                                                        For  the  year  ended  July 31, 1997
                                                     ------------------------------------------
                                                     Income (Loss)      Shares       Per-Share
                                                       (Numerator)   (Denominator)  Amount
                                                     --------------  -------------  -----------
Income (loss) from continuing  operations            $  (2,886,067)              -           -
                                                     --------------
Loss from discontinued operations                          (36,592)              -           -
Net income (loss)                                       (2,922,659)              -           -
                                                     --------------
Less:  Dividends on preferred stock                              -               -           -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders                       (2,886,067)      6,144,724  $    (0.47)
                                                                                    ===========
Loss from discontinued operations                          (36,592)      6,144,724  $    (0.01)
                                                                                    ===========
Net income (loss) available to common stockholders      (2,922,659)      6,144,724  $    (0.48)
                                                                                    ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                         -               -           -
Convertible Preferred Stock                                      -               -           -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                              N/A             N/A  $      N/A
                                                                                    ===========
Loss from discontinued operations                              N/A             N/A  $      N/A
                                                                                    ===========
Net income (loss) available to common
stockholders                                         $         N/A             N/A  $      N/A
                                                     ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                              For  the  year  ended  July 31, 1998
                                          -------------------------------------------
                                           Income (Loss)      Shares       Per-Share
                                            (Numerator)    (Denominator)    Amount
                                           --------------  -------------  -----------
Income (loss) from continuing operations   $  (2,072,255)              -           -
                                           --------------
Loss from discontinued operations             (1,671,801)              -           -
Net income (loss)                             (3,744,056)              -           -
                                           --------------
Less:  Dividends on preferred stock             (225,000)              -           -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders             (2,297,255)      9,235,299  $    (0.25)
                                                                          ===========
Loss from discontinued operations             (1,671,801)      9,235,299  $    (0.18)
                                                                          ===========
Net income (loss) available to common
stockholders                                  (3,969,056)      9,235,299  $    (0.43)
                                                                          ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                               -               -           -
Convertible Preferred Stock                            -               -           -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                    N/A             N/A  $      N/A
                                                                          ===========
Loss from discontinued operations                    N/A             N/A  $      N/A
                                                                          ===========
Net income (loss) available to common
 stockholders                              $         N/A             N/A  $      N/A
                                           ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                              For  the  year  ended  July 31, 1999
                                           ------------------------------------------
                                           Income (Loss)      Shares       Per-Share
                                            (Numerator)    (Denominator)    Amount
                                           --------------  -------------  -----------
Income (loss) from continuing operations   $   1,124,558               -           -
                                           --------------
Loss from discontinued operations               (579,113)              -           -
Net income (loss)                                545,445               -           -
                                           --------------
Less:  Dividends on preferred stock                    -               -           -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders              1,124,558      10,659,100  $     0.11
                                                                          ===========
Loss from discontinued operations               (579,113)     10,659,100  $    (0.06)
                                                                          ===========
Net income (loss) available to common
 stockholders                                    545,445      10,659,100  $     0.05
                                                                          ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                               -          89,437           -
Convertible Preferred Stock                            -         185,440           -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders              1,124,558      10,933,977  $     0.10
                                                                          ===========
Loss from discontinued operations               (579,113)     10,933,977  $    (0.05)
                                                                          ===========
Net income (loss) available to common
 stockholders                              $     545,445      10,933,977  $     0.05
                                           ==============  =============  ===========


NOTE  D  -  DISCONTINUED  OPERATIONS

ACQUISITION  OF  ASSETS  FROM  WILSON  TECHNOLOGIES  INCORPORATED
-----------------------------------------------------------------

In connection with the Company's plans to enter the CNG fueling business, on March 7, 1997, PennWilson and Wilson Technologies Incorporated (Wilson), a leading supplier of CNG fueling stations engaged in the business of selling, designing, constructing, installing and servicing CNG fueling stations and related products for use in the CNG industry throughout the world, entered into an Interim Operating Agreement (the Arrangement). Under the terms of the Arrangement, effective as of February 17, 1997, PennWilson was granted the right to use the Wilson name, technology and employees, subject to certain restrictions, as well as rights to perform contracts which Wilson had not begun to perform, in exchange for monthly payments of $84,000, and royalty payments not to exceed $3,000,000 cumulatively, less certain adjustments, if any, based on 5% of net revenues. The Arrangement provided that PennWilson was entitled to all revenues earned by PennWilson and by certain businesses of Wilson commencing as of February 17, 1997. In addition, Zimmerman Holdings Inc. (ZHI), the parent of Wilson, agreed to reimburse the Company for 50% of the net operating cash deficit of PennWilson, if any. In carrying out the business, PennWilson was also entitled to use the Wilson premises as well as available inventory of Wilson at cost plus 10% or any other amount mutually agreed upon by PennWilson and Wilson. The Arrangement was to have terminated on the earlier of 90 days from the date of the Arrangement or the closing of the Acquisition described below. If the Acquisition was not completed within 90 days, the Arrangement could be extended by PennWilson for up to three years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D  -  DISCONTINUED  OPERATIONS  -  Continued

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

During December 1998, the Company issued 53,884 shares of common stock of the Company to ZHI as payment for and full cancellation of the $100,000 note payable and related interest and other obligations totaling $18,000. In connection therewith, the Company no longer has any further obligation to pay any future royalties in connection with the Arrangement and the Amendment.

The acquisition was accounted for as a purchase. Accordingly, the results of operations of PennWilson were included in the consolidated financial statements from the effective date of the acquisition.

Proforma operating results for the years ended July 31, 1996 and 1997, as if the acquisition had been completed on August 1, 1995, were not available.
However, WTI's revenues for the period from August 1, 1995 to March 21, 1997 were not material.

RESULTS  OF  OPERATIONS
-----------------------

During the year ended July 31, 1998, the Company recorded additional revenues of $821,994 related to change-orders for additional work performed by the Company in connection with the construction of equipment for a CNG fueling station for the New York City Department of Transportation (NYDOT). The change-orders have been submitted to the customer for approval. During March 1998, the Company was requested to furnish additional documentation with respect to the submitted change-orders which was subsequently provided on May 15, 1998. On April 30, 1998, the Company received notification from the general contractor, A.E. Schmidt Environmental ("AES"), that the Company was in default under the agreement between AES and the Company relating to the NYDOT CNG fueling station. The Company has responded to AES indicating that AES is in default with the terms of the agreement and that the Company is awaiting satisfactory resolution of these matters prior to completion of the remaining work outlined under the agreement. The Company is currently exploring legal remedies available (see note N). As of July 31, 1998, the Company revised its estimate related to the work preformed in connection with the change-orders. As a result of this revision the Company reduced revenues associated with the change-orders by $500,000 and recorded an allowance for doubtful accounts of $321,994. In connection with this contract, the Company does not anticipate a material amount of additional costs associated with either completion of the contract or subsequent warranties provided for in the contract.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  D  -  DISCONTINUED  OPERATIONS  -  Continued

At July 31, 1998, the Company determined that CNG related assets constructed by the Company and spare parts inventories (CNG assets held for sale) should be written down to their net realizable value due to the uncertainty in the Company's strategy regarding the CNG business. The amount of the charge to operations was $400,000.

In connection with the sale of assets related to the CNG business during May 1999 (see note E), the Company has effectively disposed of its CNG segment and has discontinued operations of that segment. In accordance with APB 30, the results of operations related to the CNG segment have been recorded as discontinued operations for all periods presented in the Company's financial statements and the assets of the CNG segment to be sold have been presented separately for all periods presented. As a result of the sale, the Company recorded a loss associated with the discounted notes (see note E).

NOTE  E  -  SALE  OF  CNG  ASSETS

During May 1999, the Company sold its remaining CNG assets and business to a company (Buyer) controlled by a director and officer of the Company. Under the terms of the sale, the Company received promissory notes aggregating $1,200,000 to be paid over a period of 61 months. The notes are collateralized by the CNG assets, the common stock of the Buyer owned by the director and officer and warrants to purchase 200,000 shares of common stock of the Company which had previously been issued to the director and officer by the Company. The director and officer has personally guaranteed a portion of the balance of the notes.

The notes contain a provision for prepayment at a discount and bear interest at rates specified therein. The Company discounted the notes for the prepayment discount, resulting in a discount of 260,000 and a discounted balance of the notes of $940,000 at the date of issuance, which the Company believes is less than the fair value of the collateral. The effective interest rate of the notes after giving affect to the discount is 8.6%. At July 31, 1999, the Buyer has made all required payments provided for in the notes. Because the Buyer can pay the notes at any time, the Company has determined that it will account for interest income using the cost recovery method to account for collections on the notes. Under this method, the amounts recorded as notes receivable will not exceed the discounted cash payoff amounts.

The Stock Pledge and Security Agreement (Agreement) executed in connection with the sale provides that the Buyer may sell the collateral at fair market value at any time during the term of the notes without the Company's consent provided that all proceeds collected from the sale will be applied to the note balances. In addition, the Company has agreed to subordinate its secured interest in the collateral after the Buyer has paid $300,000 plus interest at 10% as provided for in the Agreement.


NOTE  F  -  RELATED  PARTIES

DIRECTORS,  OFFICERS  AND  SHAREHOLDERS
---------------------------------------

In March 1996 and April 1996, the Company received loans from two shareholders aggregating $1,000,000. The notes bear interest at 10% and had accrued interest at July 31, 1996 and 1997 of $35,833 and $32,662, respectively. During the year ended July 31, 1997, the Company paid interest totaling $98,794 and reduced the principal balance outstanding by $100,000. During September and October 1997, the Company repaid the amount owing on the loans.

     During March 1997, the Company received advances from its President in the amount of $85,000. This amount was repaid during April 1997.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  RELATED  PARTIES  -  Continued

During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrues interest at the rate of 8.25% per annum and is payable annually on April 11 until maturity on April 11, 2000. The payments due on April 11, 1998 and 1999 have not been received. The promissory note is collateralized by 1,000,000 shares of common stock of the Company owned by the President and has been recorded as a reduction of stockholders' equity. In connection with the Company's lease agreements (the Lease Agreements) with CPSC (see note O), the President agreed to provide 500,000 shares of his common stock of the Company as collateral. During September 1999, in consideration for providing the collateral, the Board of Directors of the Company agreed to offset the interest due on the President's $2,728,000 promissory note.

At July 31, 1998, interest receivable from the President was offset by the remaining amount due to the President as of July 31, 1998 under his employment agreement. The remaining balance of the interest receivable at July 31, 1998 and the interest for the year ended July 31, 1999 has been reserved.

During the year ended July 31, 1998 and 1999, the Company paid PennMex $181,000 and $125,000, respectively, for Mexico related expenses incurred by that corporation on the Company's behalf. Such amounts were expensed (see note O).

During May 1999, the Company and PennWilson completed the sale of assets related to the CNG business to a company controlled by a director and officer of the Company (see note E).


NOTE  G  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consist  of  the following as of July 31:

                                                    1998          1999
                                                ------------  ------------
LPG:                                            $   173,500   $   173,500
 Building                                         3,426,440     3,426,440
 LPG terminal                                       391,137       388,839
 Automobile and equipment                            35,738        35,738
 Office equipment                                    75,389       572,774
 Capital construction in progress (see note O)      291,409       291,409
                                                ------------  ------------
 Leasehold improvements                           4,393,613     4,888,700

Less: accumulated depreciation and               (1,485,362)   (1,717,050)
                                                ------------  ------------
 Amortization                                   $ 2,908,251   $ 3,171,650
                                                ============  ============

Depreciation and amortization expense of property, plant and equipment totaled $448,019, $249,584 and $234,232 for the years ended July 31, 1997, 1998 and
1999, respectively. These amounts include CNG related depreciation of $13,059, $14,854 and $10,105, respectively, which is included in discontinued operations in the consolidated statements of operations.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  INVENTORIES

Inventories consist of the following as of July 31:

                 1998       1999
               --------  ----------
               $276,938  $  434,987
LPG:            100,159     180,169
 Pipeline
 LPG terminal
               $377,097  $  615,156
               ========  ==========


NOTE  I  -  BORROWINGS  FROM  IBC-BROWNSVILLE

     The Company had short-term borrowings of $672,552 from International Bank of Commerce-Brownsville as of July 31, 1998 (see note S).


NOTE  J  -  INCOME  TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at July 31, 1998 and 1999, were as follows:

                                             1998                         1999
                                   -----------------------   ------------------------
                                     Assets    Liabilities     Assets    Liabilities
                                   ----------  ------------  ----------  ------------
                                   $        -  $     29,000  $        -  $          -
(S) 263 and other inventory costs           -        21,000           -        40,000
Depreciation                            1,000             -           -             -
Capitalized start-up costs              5,000             -       5,000             -
Warranty reserves                     142,000             -     177,000             -
Bad debt reserve                        8,000             -           -             -
Amortization of professional fees     469,000             -     421,000             -
Deferred compensation expense       3,001,000             -   2,721,000             -
                                   ----------  ------------  ----------  ------------
Net operating loss carryforward     3,626,000        50,000   3,324,000        40,000

                                    3,626,000        50,000   3,324,000        40,000
                                   ----------  ------------  ----------  ------------
Less: valuation allowance          $        -  $          -  $        -  $          -
                                   ==========  ============  ==========  ============

There is no current or deferred tax expense for the years ended July 31, 1997, 1998 and 1999. The Company was in a loss position for 1997 and 1998 and utilized net operating loss carryforwards in 1999.

Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  J  -  INCOME  TAXES  -  Continued

     At July 31, 1999, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:


Year ending    Tax Loss
  July 31    Carryforward
-----------  -------------
             $      26,000
2009             2,372,000
2010             2,279,000
2012             3,326,000
             -------------
2018         $   8,003,000
             =============

Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following  as  of  July  31:

                                                                                            1998       1999
                                                                                         ----------  --------
Contract  for  Bill  of  Sale  which  was  extended  in  April  1999; due in monthly payments  of $3,000, including interest at 10%; due in February 2001; collateralized
by a building.                                                                           $   91,197  $ 50,347

Unsecured  note  with  principal  due  in  equal  annual  installments  of  $20,000 beginning  June  5,  1998,  plus  interest  at  the  prime  rate;  due  June 5, 2002
(see note L).                                                                               100,000         -

Noninterest  bearing  note  payable,  discounted  at  7%, for legal services, due in
Monthly  installments  of  $10,000  -  $20,000  through  January  2001  with a final
payment of $110,000 in February 2001.                                                             -   387,129

Note  payable for legal services in connection with the Duran litigation; payable in
monthly  installments  of  $11,092,  including  interest  at  6.9%  (see  note  N).               -   127,000

Other long-term debt.                                                                        62,700    60,000

Promissory  notes,  with  warrants  to purchase up to 250,000 shares of common stock
At  an  exercise  price of $6.00 per share expiring October 21, 2000 and warrants to purchase  up  to  337,500  shares  of common stock at an exercise price of $1.75 per share  expiring  November  30,  2001;  principal due June 30, 1999, or from proceeds received  by  the  Company from any public offering of debt or equity of the Company in excess of $2,250,000. Promissory notes are collateralized by an assignment of net proceeds  received  by  the  Company  in  connection  with  the  Judgment  (note N);
interest  at  10.0%  is  due  quarterly  on  March  31,  June  30,  September 30 and
December 31.  The  effective  interest  rate after consideration of the discount, is
18.0%  per  annum.  Purchasers  of  the  promissory  notes  were  granted one demand registration right with respect to the shares issuable upon exercise of the warrants
(see note L).                                                                             1,500,000         -

                                                                                          1,753,897   624,476
Current maturities.                                                                       1,693,897   365,859
                                                                                         ----------  --------
                                                                                         $   60,000  $258,617
                                                                                         ==========  ========

In connection with the notes to attorneys, the Company has agreed in the future to provide a "Stipulation of Judgment" to the creditors in the event that the Company defaults under the settlement agreements.

     Scheduled  maturities  are  as  follows:

            Year ending July 31,
            --------------------
                   2000           $365,859
                   2001            258,617
                                  --------
                                  $624,476
                                  ========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCKHOLDERS'  EQUITY

SERIES  A  -  PREFERRED  STOCK:  CONVERSION
------------------------------------------

On September 18, 1993, in a private placement, the Company issued 150,000 shares of its $.01 par value, 11% convertible, cumulative non-voting preferred stock at a purchase price of $10.00 per share (the Series A Preferred Stock). On June 10, 1994, the Company declared a 2-for-1 stock split. The Series A Preferred Stock was convertible into voting shares of common stock of the Company at a conversion ratio of one share of Series A Preferred Stock for 3.333 shares of common stock. On September 10, 1997, the Board of Directors of the Company approved the issuance of an additional 100,000 shares of common stock as an inducement for the holders of the Series A Preferred Stock to convert the shares of Series A Preferred Stock and release all rights with respect to the Series A Preferred Stock. In January 1998, all 270,000 shares of the Series A Preferred Stock were converted into an aggregate of 999,910 shares of common stock of the Company. The issuance of the additional 100,000 common shares was recorded as a preferred stock dividend in the amount of $225,000 during the year ended July 31, 1998.

SERIES  B  -  SENIOR  PREFERRED  STOCK
--------------------------------------

     At the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock (Series B Senior Preferred Stock) for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends.

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

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes for 90,000 shares of a newly created class of its Series B Senior Preferred Stock, the Series B Convertible Redeemable Preferred Stock (the Convertible Stock), at a purchase price of $10.00 per share and 50,000 shares of its common stock. The Convertible Stock was non-voting and dividends were payable at a rate of 10% annually, payable in cash or in kind, semi-annually. The Convertible Stock could be converted in whole or in part at any time at a conversion ratio of one share of Convertible Stock for 5.0 shares of common stock of the Company. In connection with the Company's notice to repurchase 90,000 shares of the Convertible Stock for $900,000 plus dividends of $45,370 on September 3, 1999, the holder of the Convertible Stock elected to convert all of the Convertible Stock into 450,000 shares of common stock of the Company. The Company paid the $45,370 of dividends in cash.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCKHOLDERS'  EQUITY  -  Continued

     The Company has granted one demand registration right with respect to the common stock referred to the preceding paragraph. The Company and the holder of the common stock have agreed to share the costs of the registration.

     During July 1999, the Company paid the remaining $600,000 of promissory notes outstanding through a cash payment of $300,000 and the issuance of 166,667 shares of common stock of the Company as payment for and full cancellation of $300,000 of promissory notes.

     COMMON  STOCK
     -------------

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

     During March 1997, the Company approved the issuance of warrants to purchase 200,000 shares of common stock of the Company to a director and officer of the Company upon his one-year anniversary of employment with the Company. The exercise price of the warrants was to be based on the closing stock price the day prior to the issuance of the warrants and are exercisable three years from the date of issuance. On September 10, 1997, the Company agreed to waive the one-year requirement and immediately granted the warrants as a bonus for the year ended July 31, 1997 at an exercise price of $2.50 per share exercisable on or before September 9, 2000.

     During March 1997, a related party exercised warrants to purchase 15,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $150 in cash and a $37,350 promissory note. The note accrues interest at the rate of 8.25% per annum to be paid annually on March 26 until the note is due in full on March 26, 2000. The payments due on March 26, 1998 and 1999 have not been received. The promissory note has been recorded as a reduction of stockholders' equity. At July 31, 1998 and 1999, interest receivable from the related party has been reserved.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCKHOLDERS'  EQUITY  -  Continued

In April 1997, warrants were exercised for 250,000 shares of common stock of the Company in exchange for the cancellation of $250,000 in outstanding notes plus accrued interest thereon, and a cash payment received by the Company of $188,438.

     During April 1997, warrants to purchase 25,000 shares of common stock of the Company were exercised.

     During April 1997, additional warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $1.25 per share were exercised by a director of the Company and other third parties.

     During June 1997, in connection with the Secured Promissory Note, the Company approved the issuance of warrants to purchase 500,000 shares of common stock of the Company.

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

     On November 13, 1998, the Company issued 250,000 shares of common stock of the Company and warrants to purchase 125,000 shares of common stock with an exercise price of $1.25 per warrant and an expiration date of November 13, 2000 for an amount of $250,000. Net proceeds from the sale were used for working capital purposes.

     On December 14, 1998, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 300,000 shares of common stock with an exercise price of $1.75 per warrant and an expiration date of December 13, 2003 for an amount of $500,000. Net proceeds from the sale were used for working capital purposes.

     During December 1998, the Company issued 53,884 shares of common stock of the Company to Zimmerman Holdings Inc. (ZHI) as payment for and full cancellation of a note payable of $100,000 and related interest and other obligations totaling $18,000. In connection therewith, the Company has no further obligation to pay any future royalties in connection with the Company's purchase of certain CNG assets from Wilson Technologies Inc., a wholly owned subsidiary of ZHI.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  L  -  STOCKHOLDERS'  EQUITY  -  Continued

During December 1998, the Company issued 15,000 shares of common stock of the Company and warrants to purchase 10,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of December 31, 2000 in exchange for cancellation of all outstanding obligations totaling approximately $22,500 and other obligations as outlined in an agreement between the parties.

On March 18, 1999, the Company issued 120,000 shares of common stock of the Company and warrants to purchase 60,000 shares of common stock with an exercise price of $2.25 per warrant and an expiration date of March 18, 2002 for an amount of $150,000. Net proceeds from the sale were used for working capital purposes.

On March 19, 1999, the Company issued 60,606 shares of common stock of the Company and warrants to purchase 30,303 shares of common stock with an exercise price of $2.59 per warrant and an expiration date of March 19, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

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

On July 15, 1999, the Company issued 50,000 shares of common stock of the Company and warrants to purchase 25,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 15, 2002 for an amount of $100,000. Net proceeds from the sale were used for working capital purposes.

On July 16, 1999, the Company issued 100,000 shares of common stock of the Company and warrants to purchase 50,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 16, 2002 for an amount of $200,000. Net proceeds from the sale were used for working capital purposes.

On July 21, 1999, the Company issued 40,000 shares of common stock of the Company and warrants to purchase 20,000 shares of common stock with an exercise price of $3.25 per warrant and an expiration date of July 21, 2002 for an amount of $90,000. Net proceeds from the sale were used for working capital purposes.

On July 29, 1999 and July 30, 1999, the Company issued 37,500, and 362,500 shares of common stock of the Company and warrants to purchase 18,750 and 181,250 shares of common stock each with an exercise price of $3.00 per warrant and an expiration dates of July 29, 2003 and July 30, 2003 for a cash payment of $600,000 and the full cancellation of notes payable of $200,000. Net proceeds from the sale were used for working capital purposes and to pay down $300,000 of debt obligations (See Preferred Stock above).

In connection with the stock issuances on July 29, 1999 and July 30, 1999, the Company paid a cash fee of $72,000 and issued a warrant to purchase 40,000 shares of common stock of the Company with an exercise price of $3.00 per warrant and an expiration date of July 30, 2003 representing the fees associated with the transactions. The cash fee was netted against the proceeds from the sale of the common stock.

During July 1999, the Company issued 66,667 shares of common stock of the Company as payment for and full cancellation of a note payable of $100,000 (See Preferred Stock above).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCKHOLDERS'  EQUITY  -  Continued

During August 1999, warrants to purchase a total of 425,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $681,233. The proceeds of such exercises were used for working capital purposes.

In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the prescribed period.

REGISTRATION  RIGHTS
--------------------

In connection with the issuance of shares and warrants by the Company (the Shares), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include one-time demand registration rights and/or piggy-back registration rights (the "Registration"). The Company is required to file an effective registration by either September 19, 1999, December 1, 1999 or January 31, 2000. In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule
144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999. The Company has also received notice of a demand for registration for certain of the Shares. The Registration Rights Agreements do not contain provisions for damages, if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 and if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company.

The total amount of shares and warrants subject to registration at September 30, 1999, are as follows:

                                                               Unexercised
                                                     Shares     Warrants
                                                    ---------  -----------
Demand Registration Rights                          1,400,000       -
Piggy-Back Registration Rights                      1,358,940   1,046,136
                                                    ---------  -----------
Total Registrable Securities                        2,758,940   1,046,136
                                                    =========  ===========
Registration Rights Subject To
Penalty*                                             400,000     200,000

*  Also entitled to piggy-back registration rights

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCKHOLDERS'  EQUITY  -  Continued

STOCK  AWARD  PLAN
------------------

Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of July 31, 1999, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

In October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000 pursuant to the plan.

In April 1999, the Company issued 5,000 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $8,750 pursuant to the plan.

NOTE  M  -  STOCK  WARRANTS

The Company applies APB 25 for warrants granted to the Company's employees. The compensation cost recorded in the consolidated statements of operations for warrants granted to employees totaled $837,600 and $0 for the years ended July 31, 1997 and 1999, respectively. No warrants granted to Employees during the year ended July 31, 1998.

As bonuses to four of its executive officers for the year ended July 31, 1999, the Company granted each executive warrants to purchase 30,000 shares of common stock at an exercise price of $2.50 per share through July 30, 2004. The exercise price per share of the warrants was greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for the bonuses.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the methodology of SFAS 123, the Company's pro forma net loss and loss per share would have been as follows for the years ended July 31, 1997 and 1999:

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  M  -  STOCK  WARRANTS  -  CONTINUED


                                                                             1997           1999
                                                                       ----------------  ----------
Income (loss) from continuing operations as reported                   $    (2,886,067)  $1,124,558
Income (loss) from continuing operations proforma                           (3,018,023)     896,958
Net income (loss) as reported                                               (2,922,659)     545,445
Net income (loss) proforma                                                  (3,054,615)     317,845

Income (loss) from continuing operations per common share as reported             (.47)         .11
Income (loss) from continuing operations per common share proforma                (.49)         .08
Net income (loss) per common share as reported                                    (.48)         .05
Net income (loss) per common share proforma                                       (.50)         .03

Income (loss) from continuing operations per common
    share assuming dilution as reported                                           (.47)         .10
Income (loss) from continuing operations per common
    share assuming dilution proforma                                              (.49)         .08
Net income (loss) per common share assuming dilution as
    reported                                                                      (.48)         .05
Net income (loss) per common share assuming dilution
    proforma                                                                      (.50)         .03

The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1997 to compute the fair value of the warrants using the Black-Scholes option-pricing model: dividend yield of 0% for both grants; expected volatility of 95% and 90%; risk-free interest rate of 7% for both grants; and expected lives of 3 years for both grants.

The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1999 to compute the fair value of the warrants using the Black Scholes option-pricing model; dividend yield of 0% for both grants; expected volatility of 92% and 94%; risk free interest rate of 7% for both grants; and expected lives of 3 and 5 years.

For warrants granted to non-employees, the Company applies the methodology of SFAS 123 to determine the fair market value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 1997, 1998 and 1999, totaled $92,185, $30,000 and $0, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  M  -  STOCK  WARRANTS  -  CONTINUED

A summary of the status of the Company's warrants as of July 31, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below:

                                             1997                          1998                        1999
                                ----------------------------  ---------------------------  ---------------------------
                                             Weighted                     Weighted                     Weighted
                                                                          ---------------
                                             Average                      Average                      Average
  Warrants                      Shares       Exercise Price   Shares      Exercise Price   Shares      Exercise Price
------------------------------  -----------  ---------------  ----------  ---------------  ----------  ---------------
Outstanding at beginning of
year                             4,680,000   $          1.84  2,215,000   $          2.61  1,430,000   $          3.15
Granted                          1,325,000              2.66    300,000              5.42  1,451,136              2.27
Exercised                       (3,492,856)             1.55   (505,000)             2.57          -                 -
Expired                           (297,144)             2.56   (580,000)             2.76   (290,000)             2.67
                                -----------                   ----------                   ----------
Outstanding at end of year       2,215,000              2.61  1,430,000              3.15  2,591,136              2.71
                                ===========                   ==========                   ==========
Warrants exercisable at end of
 year                            2,015,000                    1,430,000                    2,591,136

The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1997, 1998 and 1999 by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                        1997                          1998                        1999
                            ----------------------------  ----------------------------  ----------------------------
                                For warrants granted          For warrants granted          For warrants granted

                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  Fair value   exercise price   Fair value   exercise price   fair value   Exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------
Equals market price         $         -  $             -  $         -  $             -  $         -  $             -
Exceeds market price               0.30             3.00            -                -         1.03             2.27
Less than market price             1.64             2.50         2.07             5.42         1.98             2.50

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending July 31, 1997, 1998 and 1999, respectively: dividend yield of 0% for all three years, expected volatility of 88%, 85% and 92%, risk-free interest rate of 7% for all three years and expected lives of 3, 3 and 3.5 years.

The following table summarizes information about the warrants outstanding at July 31, 1999:

                        Warrants  Outstanding           Warrants  Exercisable
                           --------------              ------------------------
                                          Weighted
                           Number         Average      Weighted   Number         Weighted
                           Outstanding    Remaining    Average    Exercisable    Average
                           at             Contractual  Exercise   at             Exercise
Range of Exercise Prices   July 31, 1999  Life         Price      July 31, 1999  Price
-------------------------  -------------  -----------  ---------  -------------  ---------

1.25 to $2.50                 1,915,833   3.31 years  $    2.16      1,915,833  $    2.16

2.59 to $3.25                   375,303         3.59       3.04        375,303       3.04

5.00 to $6.00                   300,000         1.39       5.83        300,000       5.83
                           -------------                          -------------

2.50 to $6.00                 2,591,136         2.61  $    2.71      2,591,136  $    2.71
                           =============                          =============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES

LITIGATION

On March 16, 1999, the Company settled in mediation a lawsuit with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability, the Company agreed to pay Mr. Duran approximately $456,300 in cash and common stock of the Company of which $100,000 is to be paid by the Company's insurance carrier. Litigation costs totaled $221,391. The Company has agreed to register the stock in the future.

In October 1996, the Company and Mr. Richter, without admitting or denying the findings contained therein (other than as to jurisdiction), consented to the issuance of an order by the Securities and Exchange Commission (the "SEC") in which the SEC (i) made findings that the Company and Mr. Richter had violated portions of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the filing of periodic reports and the maintenance of books and records, and certain related rules under the Exchange Act, and (ii) ordered respondent to cease and desist from committing or causing any current or future violation of such section and rules.

On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract (Vendors). These amounts were previously recorded in the Company's balance sheet at the time of the complaint. In addition, Amwest was seeking pre-judgment for any amounts ultimately paid by Amwest relating to claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. In May 1999, the Company and PennWilson reached a settlement agreement with Amwest whereby Amwest will be reimbursed $160,000 by PennWilson for the payments made to the Vendors, with the Company acting as guarantor. Upon satisfactory payment, Amwest will dismiss its pending claims related to the payment bond. On October 12, 1999, a Demand for Arbitration of $780,767 was filed by A.E. Schmidt Environmental against Amwest, PennWilson and the Company on the performance bond pursuant to the NYDOT contract. The Company is currently considering its legal options and intends to vigorously defend against the claims made against the performance bond but not yet paid by Amwest.

The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

As of July 31, 1999, the Company has a $6.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit
Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

In connection with the Company's purchases of LPG from Exxon and/or PG&E NGL Marketing, L.P.(PG&E), the Company issues letters of credit on a monthly basis based on anticipated purchases.

As of July 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon for purchases of LPG totaled $5,994,997 of which $2,850,197 was being used to secure unpaid purchases from Exxon. In connection with these purchases, the Company had unpaid invoices due from PMI totaling $2,459,427 and cash balances maintained in the RZB Credit Facility collateral account of $847,042 as of July 31, 1999.

Interest costs on the RZB Credit Facility totaled $97,986 and $217,179 for the years ended July 31, 1998 and 1999.

OPERATING  LEASE  COMMITMENTS

     The Company has lease commitments for its pipeline, land, office space and office equipment. The Pipeline Lease originally required fixed monthly payments of $45,834 ($550,000 annually) and monthly service payments of $8,000 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. As provided in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management currently believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time by giving thirty days notice only if its sales agreement with its main customer is terminated. The Company can also terminate the lease at any time after the fifth anniversary date of the lease by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Agreement") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, which the Company believes will provide greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000 less certain adjustments during the first two years from the Effective Date and the Company is required to pay for a minimum volume of storage of $300,000 per year beginning the second year from the Effective Date. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline and storage utilized. The Company has made all payments required under the Pipeline Lease Agreement.

     The operating lease for the land expires in October 2003. In May 1997, the Company amended its lease ("Brownsville Lease") with the Brownsville Navigation District ("District") to include rental of additional space adjacent to the existing terminal location. Effective April 15, 1997, the lease amount was increased to $74,784 annually.

     The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment. The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants, the leasehold improvements made to the Brownsville Terminal Facilities by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

OPERATING  LEASE  COMMITMENTS  -  CONTINUED

     The  Company  leases  its  executive  offices, which are located in Redwood
City,  California.   The  monthly  rental  is  $4,910  through  October  1999.
Beginning November 1, 1999, the Company will relocate its executive offices to Palm Desert, California. The lease on the Palm Desert facility expires October 31, 2002. The monthly lease payments are approximately $3,000.

     Rent expense was $781,750, $954,924 and $1,123,821 for the years ended July 31, 1997, 1998 and 1999, respectively. In addition, rent expense associated with operating leases for leased equipment and furniture was $14,017, $38,178 and $28,332 for the years ended July 31, 1997, 1998 and 1999. As of July 31, 1999, the minimum lease payments under noncancelable operating leases are as follows:

Year ending July 31,  $ 1,125,288
--------------------
2000                    1,090,819
2001                    1,089,984
2002                    1,067,034
2003                    1,000,180
2004                    8,450,000
                      -----------
Thereafter            $13,823,305
                      ===========


CAPITALIZED  LEASE  COMMITMENT

The following table is a schedule by years (assuming the Substantial Completion Date is January 1, 2000) of the estimated future minimum lease payments under the Lease Agreements for the US - Mexico Pipeline and Mexican Terminal Facility together with the present value of the net minimum lease payments net of the 30% interest purchased subsequent to July 31, 1999 (see note O):

          Year ending July 31,
-------------------------------------------------------------------
          2000                                                       $        785,000
          2001                                                              1,884,000
          2002                                                              1,884,000
          2003                                                              1,884,000
          2004                                                              1,884,000
          Later years                                                      19,939,000
                                                                     -----------------

Total minimum lease payments                                               28,260,000

Less:  Amount representing estimated executory costs for operations   (     3,600,000)
                                                                     -----------------

                                                                           24,660,000

Less:  Amounts related to the purchased interest - see note O         (     7,243,567)
                                                                     -----------------

Net minimum lease payments                                                 17,416,433

Less:  Amount representing interest                                   (     9,016,130)
                                                                     -----------------

Present value of net minimum lease payments                          $      8,400,303
                                                                     =================

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED


EMPLOYMENT  CONTRACTS

The Company has a six year employment agreement with the President for the period through January 31, 2001. Under that agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon he is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. He is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company, (ii) options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 per share (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of employment agreement, equal to six times his annual salary and three times his annual bonus. The employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, he waived his right to his full salary. Through July 31, 1999, he waived his right to receipt of the stock options, bonus on pre-tax profits and the purchase by the Company of a term life insurance policy. In the future, he may elect not to waive such rights. At July 31, 1998, $77,000 of salary due to the President has been offset against the interest receivable from the President (see note F).

In November 1997, the Company entered into an employment agreement with an employee of the Company. Under the terms of the agreement, the employee is entitled to receive $120,000 in annual compensation, plus $1,000 monthly for an automobile allowance. The Agreement is for two years and may be terminated by the Company or the employee. The agreement provides for the issuance of warrants for the purchase of 50,000 shares of Common Stock of the Company with an exercise price of $5.00 per share to expire November 16, 2001. The agreement also provides for the issuance of an additional 50,000 upon the second anniversary of the agreement.

Aggregate compensation under employment agreements totaled $174,524, $391,078 and $432,000 for the years ended July 31, 1997, 1998 and 1999, respectively, which included agreements with former executives. Minimum salaries under the remaining agreements are as follows:

 Year  ending  July  31,         Salaries
 -----------------------         --------
 2000                           $336,000
 2001                            150,000


NOTE  O  -  LPG  EXPANSION  PROGRAM (EXPANSION)

On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipeline") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facilities near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [the "Refined Products"].

Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex"), see below, received a permit from the Comision Reguladora de Energia (the "Mexican Energy commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US-Mexico Pipeline"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Mexican Terminal Facilities").

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  O  -  LPG  EXPANSION  PROGRAM (EXPANSION)  -  CONTINUED

In addition to the Expansion, the Company has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facilities") at an estimated cost of $500,000. The Saltillo Terminal Facilities, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities. The Saltillo Terminal Facilities will contain storage to accommodate approximately 100,000 gallons of LPG.

On May 31, 1999, Tergas, S.A. de C.V. ("Tergas"), see below, was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities and future LPG terminal facilities in Mexico. The Company anticipates Tergas will be issued the permit to operate the Mexican Terminal Facilities.

In connection with the Expansion, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, ("the Lease Agreements"), whereby CPSC will construct and operate the US-Mexico Pipeline (including an additional pipeline to accommodate refined products) and the Mexican Terminal Facilities and lease these assets to the Company. Under the terms of the Lease Agreements, the Company will pay monthly rentals of approximately $157,000, beginning the date that the US-Mexico Pipeline and Mexican Terminal Facilities are physically capable to transport and receive LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition, the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1,000,000. The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipeline and the Mexican Terminal Facilities at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the construction design and maintenance of the US-Mexico Pipeline and Mexican Terminal Facilities.

On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the letter of credit originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guaranty the value of the Collateral based on the fair market value of the Collateral for up to $1,000,000.

For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date.

On September 16, 1999, the Company and CPSC entered into an option agreement whereby the Company will purchase a 30% interest (the "Purchased Interests") in the US-Mexico Pipeline and the Mexican Terminal Facilities for $3,000,000. In connection with the Purchased Interests, the Company will not assume any costs associated with CPSC's obligations under the Lease Agreements until the Substantial Completion Date is reached, and the Company will receive a minimum of $54,000 per month from the Company's payments under the Lease Agreements (approximately 34% of the Company's monthly lease obligations under the Lease Agreements). The Company is required to pay for the Purchased Interests on January 3, 2000, or 10 days subsequent to the Substantial Completion Date, whichever is later (the "Closing Date"). To secure the payment of the $3,000,000 for the Purchased Interests, the Company has agreed to assign its interest in the net cash proceeds to be received from the IBC-Brownsville award judgment (the "Judgment"). In the event that the net cash received from the Judgment is less than $3,000,000, the Company will be required to pay the difference. In addition, if the Judgment is not paid by the Closing Date, CPSC may require the Company to make immediate payment in exchange for the return of the Judgment assignment.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  O  -  LPG  EXPANSION  PROGRAM (EXPANSION)  -  CONTINUED

Included in the agreement for the Purchased Interests, the Company has two option agreements (the "Options") whereby the Company has the right to acquire an additional 20% and an additional 50% interest in the Lease Agreements for $2,000,000 and $7,000,000, respectively, within 90 days from the Closing Date. The Company paid $50,000 to obtain the Options.

The actual costs to complete the US-Mexico Pipelines and Mexican Terminal Facilities are the sole responsibility of CPSC ("the Costs"). In addition, the Company has spent approximately $512,000 as of July 31, 1999 related to the Costs, which are included in capital construction in progress in the consolidated balance sheet.

PennMex and/or Tergas are currently the owners of the land which is being utilized for the Mexican Pipeline and Mexican Terminal Facilities, own the leases associated with the Saltillo Terminal Facilities, have been granted the permit for the Mexican Pipeline and have been granted and/or are expected to be granted permits to operate the Mexican Terminal Facilities and the Saltillo Terminal Facilities. In addition, the Company has advanced funds to PennMex and/or Tergas in connection with the purchase of assets associated with the Mexican Pipeline, Mexican Terminal Facilities and the Saltillo Terminal Facilities.

Both PennMex and Tergas are Mexican companies which are owned 90% and 95%, respectively, by Jorge R. Bracamontes, an officer and director of the Company and the balance by other citizens of Mexico.

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, transportation and storage of LPG by foreigners is permitted (see note
T).


NOTE  P  -  FOURTH  QUARTER  ADJUSTMENTS  -  UNAUDITED

The net loss for the quarter ended July 31, 1999, was primarily attributable to increases in the following expenses (i) settlement of litigation of $501,416,
(ii) the discount of the note receivable in connection with the sale of the CNG assets of $260,000, and (iii) an increase in the allowance for uncollectable receivables of $111,431.

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

NOTE  Q  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Lease Agreements, the acquisition of the interests in PennMex and the operating agreement with Tergas have yet to be consummated. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines, (vi) increase its source of LPG supply and at more favorable terms, (vii) obtain additional letters of credit financing and (viii) raise additional debt and/or equity capital.

     At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,000,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.


NOTE  R  -  CONTRACTS

     LPG  BUSINESS

     The Company has entered into a sales agreement, as amended, (Agreement) with PMI, its major customer, to provide a minimum monthly volume of LPG to PMI through March 31, 2000. Sales to PMI for the years ended July 31, 1997, 1998 and 1999 totaled $28,836,820, $30,511,480, and $35,204,102 respectively, representing 97%, 99% and 99% of total revenues for each year. The Company is currently purchasing LPG from major suppliers to meet the minimum monthly volumes required in the Agreement. The suppliers' prices are below the sales price provided for in the Agreement (see note T).

CNG  BUSINESS

Prior to July 31, 1998, the Company was awarded two contracts for the design, construction and installation of equipment for CNG fueling stations for A.E. Schmidt Environmental in connection with CNG fueling stations being constructed for NYDOT (total contract amount of approximately $1.5 million) and the County Sanitation Districts of Orange County, California (Orange County) (total contract amount of approximately $251,000). In connection with the NYDOT and Orange County contracts, Amwest and Orange County had filed suit against the Company and the parties have subsequently reached settlement agreements (see notes D, E and N).

The  Company  has  not  entered  into  any  other  CNG  contracts.

CONSULTING  COMMISSION  AGREEMENT

     The Company has entered into an incentive arrangement with several consultants (the "Arrangement") whereby the Company will pay a commission based on $.001 plus 5% of every $.01 of gross margin in excess of $.0425 earned by the Company in connection with the LPG sales of the Company, so long as the volume is in excess of 7.5 million gallons per month. The Arrangement became effective July 1, 1999 and is renewable annually. The amounts owed by the Company to the Consultants for the period from July 1, 1999 through July 31, 1999, were not material.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  AWARD  FROM  LITIGATION

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

In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville filed a petition for review with the Supreme Court of Texas. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, IBC-Brownsville filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. As of July 31, 1999, the net amount of the Judgment is approximately $3,900,000, which is comprised of
(i) the original judgment, including attorneys' fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable to IBC-Brownsville, less attorneys' fees. There is no certainty that IBC-Brownsville will not continue to seek other legal remedies against the Judgment.

For the year ended July 31, 1999, the Company has recognized a gain of approximately $987,000, which represents the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (see note I). The remaining net amount of the Judgment to be realized by the Company is approximately $3,900,000, less attorneys fees. In addition, a former officer of the Company is entitled to 5% of the net proceeds from the Judgment (after expenses and legal fees). The Company will recognize the remaining amount of the Judgment when it realizes the proceeds associated with the Judgment.

NOTE  T  -  SUBSEQUENT  EVENTS  -  UNAUDITED

Effective October 1, 1999 (the "Closing Date"), the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10,100,000 gallons per month and 13,900,000 gallons per month blended in accordance with the specifications as outlined under the PMI Sales Agreement (the "Plant Commitment"), with a minimum of 10,100,000 gallons per month guaranteed by Exxon to be provided to the Company.

In addition, under the terms of the Exxon Supply Contract, Exxon will make operational its Corpus Christi Pipeline (the "CCPL") which when completed, will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the PMI Sales Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7,700,000 gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately
92,000,000 gallons the following year and 122,000,000 gallons each year thereafter and continuing for four years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  T  -  SUBSEQUENT  EVENTS  -  UNAUDITED  -  CONTINUED

The Exxon Supply Contract currently requires that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the PMI Sales Agreement. In addition, the Company is required to pay additional fees associated with the Additional Propane Supply, which will increase its LPG costs by a minimum of $.01 per gallon without considering the actual cost of the Additional Propane Supply charged to the Company.

In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons (the "PG&E Supply") of propane. In addition, PG&E is in the process of obtaining up to 3,800,000 gallons per month of additional propane commitments, which if successful by December 31, 1999, would be an adjustment to the PG&E Supply. Under the PG&E Supply Agreement, the Company is not obligated to purchase the PG&E Supply until the CCPL is operational, anticipated to be during October 1999.

Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the PMI sales Agreement. In addition, by utilizing the PG&E Supply, the Company would satisfy the CCPL Supply requirements under the Exxon Supply Contract.

The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment and PG&E Supply over actual sales volumes. Furthermore, the Company's existing letter of credit facility may not be adequate and the Company may require additional sources of financing to meet the letter of credit requirements under the Exxon Supply Agreement and the PG&E Supply Agreement.

During the Board of Directors (the Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the Plan). Under the Plan, all outside directors upon election to the Board will be entitled to receive warrants to purchase 20,000 shares of common stock of the Company and be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants become vested. The exercise price of the warrants issued under the Plan will be based on the average trading price of the Company's common stock on the effective date of the granting of the warrants, and the warrants will vest monthly over a one year period.

In connection with the Plan, the Board granted warrants to purchase 40,000 shares of common stock at an exercise price of $2.50 for those outside directors previously elected and serving on the Board at September 3, 1999. In addition, the Board granted those directors warrants to purchase 20,000 shares of common stock, at an exercise of $2.50 per share with the vesting period to commence on August 1, 1999.

In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the leases in Mexico (see note O) would be considered as a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owed Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 8, 1999, the Company and Jorge Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to contract with Tergas for services to be performed by Tergas at the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

The operations of PennMex and/or Tergas are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entitles comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

On October 21, 1999, the RZB Credit Facility was increased from $6,000,000 to $10,000,000. All other terms and conditions of the RZB Credit Facility remain unchanged.

Schedule  II  -  Valuation  and  Qualifying  Accounts

                   Balance at     Charged to
                  Beginning of    Costs and      Charged to                  Balance at End
Description          Period      Expenses(1)   Other Accounts   Deductions      of Period
----------------  -------------  ------------  ---------------  -----------  ---------------

Year ended  July
----------------
31, 1999
----------------
Allowance for
Doubtful
Accounts          $     418,796  $    116,432  $             -  $    14,161  $       521,067
Year ended
----------------
July 31, 1998
----------------
Allowance for
doubtful
accounts          $      53,406  $    373,130  $             -  $     7,740  $       418,796
Year ended  July
----------------
31, 1997
----------------
Allowance for
doubtful
accounts          $           -  $     53,406  $             -  $         -  $        53,406


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not  applicable.

                                    PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     DIRECTORS  AND  OFFICERS  OF  THE  COMPANY

          The  executive  officers  and directors of the Company are as follows:

     Name of Director               Age               Positions and Offices Held
----------------------------------  ---  -----------------------------------------------------
Jerome B. Richter                    63  Chairman, President, Chief Executive Officer and
                                         Director
Jorge R. Bracamontes                 35  Executive Vice President, Secretary and Director
Ian T. Bothwell                      39  Vice President, Treasurer, Assistant Secretary, Chief
                                         Financial Officer and Director
Jerry L. Lockett                     58  Vice President
Kenneth G. Oberman                   39  Director
Stewart J. Paperin                   51  Director

     All directors were elected at the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997 and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

     JEROME B. RICHTER founded the Company and served as its Chairman of the Board and Chief Executive Officer from the date of its organization in August 1992 to December 1994, when he resigned from such positions and became Secretary and Treasurer of the Company. He resigned on August 1, 1996. Effective October 29, 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer of the Company.

     JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief
Executive Officer of PennMex and Tergas (see note O to the Consolidated Financial Statements). Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at Pemex, for the period from May 1994 to March 1996. During the period from November 1992 to May 1994, Mr. Bracamontes was legal representative for Pemex in New York.

     IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company on October 29, 1996 and a director of the Company on March 25, 1997. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. During the period from February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as CEO of B & A Eco-Holdings, Inc., the company formed to purchase the Company's CNG assets (see note E to the Consolidated Financial Statements).

     JERRY L. LOCKETT joined the Company as a Vice President on November 17, 1998. Prior to joining the Company, Mr. Lockett held a variety of positions during a thirty-one year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide's wholly-owned pipeline subsidiaries.

     KENNETH G. OBERMAN has been a Director of the Company since its organization in August 1992. Since 1998, Mr. Oberman has served as Vice
President. From 1996 to 1998, Mr. Oberman was Senior Director of Fujitsu Computer Products of America, a computer peripherals company based in San Jose, California. From 1994 through 1995, Mr. Oberman held the position of Business Unit Manager for Conner Peripherals, a computer peripherals company based in San Jose, California. During the period from 1992 through 1994, Mr. Oberman served as Vice President of International Economic Development Corporation, a consulting company to the Ministry of Sports of the Government of Russia involved in the sale of sporting goods and sports apparel based in Moscow, Russia.

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

     Mr. Oberman is Mr. Richter's step-son. There are no other family relationships among the Company's officers and directors.

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

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that all directors, officers and 10% stockholders complied with such filing requirements.

ITEM  11.     EXECUTIVE  COMPENSATION.

     DIRECTOR  COMPENSATION

During the Board of Directors (the Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the Plan). Under the Plan, all outside directors upon election to the Board will be entitled to receive warrants to purchase 20,000 shares of common stock of the Company and be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants become vested. The exercise price of the warrants issued under the Plan will be based on the average trading price of the Company's common stock on the effective date of the granting of the warrants, and the warrants will vest monthly over a one year period.

     In connection with the Plan, the Board granted warrants to purchase 40,000 shares of common stock at an exercise price of $2.50 for those outside directors previously elected and serving on the Board at September 3, 1999. In addition, the Board granted those directors warrants to purchase 20,000 shares of common stock, at an exercise price of $2.50 per share with the vesting period to commence on August 1, 1999.

EXECUTIVE  COMPENSATION

The following table sets forth annual and all other compensation for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years indicated for those persons who, at July 31, 1999, were (i) the Company's Chief Executive Officer and a former executive officer who acted in a similar capacity, and (ii) the other three most highly compensated executive officers (collectively, the "Named Executive Officers"). No other executive officer received compensation in excess of $100,000 during fiscal 1997, 1998 and 1999. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no stock option or other long-term compensation plans for employees.

                                             SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                     ----------------------------------     ---------------------------------
                                                                                     AWARDS                PAYOUTS
                                                                           ------------------------  ---------------------
                                                                                         SECURITIES
                                                                            RESTRICTED     UNDER-
                                                                             AWARD(S)      LYING                ALL OTHER
NAME AND                                                    OTHER ANNUAL      STOCK       OPTIONS/      LTIP     COMPEN-
PRINCIPAL POSITION             YEAR   SALARY       BONUS    COMPENSATION     AWARD(S)       SARS      PAYOUTS     SATION
-----------------------------  ----  --------  -----------  -------------  ------------  ----------  --------  -----------
Jerome B. Richter,(4) (5)      1999  $300,000  $        -   $           -  $          -           -  $      -  $
President, Chairman of the     1998   299,578           -               -             -           -         -           -
 Board and Chief               1997   138,603           -               -             -           -         -           -
 Executive Officer
Ian T. Bothwell, ,(5)          1999   134,000           -               -             -           -         -           -
  Vice President, Treasurer,   1998   120,000   418,800(1)              -             -           -         -           -
  Assistant Secretary and      1997    90,077           -               -             -           -         -           -
  Chief Financial Officer
Jorge R. Bracamontes,          1999         -           -               -             -           -         -   155,000(6)
  Executive Vice President     1998         -           -               -             -           -         -   120,000
  and Secretary                1997         -           -               -             -           -         -   526,921(2)
Jerry L. Lockett, (3) (5)      1999   132,000           -               -             -           -         -           -
  Vice President               1998    91,500           -               -             -           -         -           -
                               1997         -           -               -             -           -         -           -

(1) As a bonus for the year ended July 31, 1997, on September 10, 1997 the Company granted to Mr. Bothwell warrants to purchase 200,000 shares of Common Stock for $2.50 per share to expire on September 9, 2000.

(2) Mr. Bracamontes received consulting fees totaling $108,121 for services performed on behalf of the Company in Mexico. On March 25, 1997, the Company granted to Mr. Bracamontes warrants to purchase 200,000 shares of Common Stock for $3.625 per share to expire on March 24, 2000. As an additional consulting fee for the year ended July 31, 1997, on September 10, 1997, the Company lowered the exercise price of these warrants granted to Mr. Bracamontes from $3.625 to $2.50.

(3) In connection with Mr. Lockett's employment agreement, Mr. Lockett received warrants to purchase 50,000 shares of Common Stock for 5.00 per share to expire on November 16, 2001 and on November 16, 1999, Mr. Lockett will be entitled to receive warrants to purchase an additional 50,000 shares of common stock of the Company.

(4) During the year ended July 31, 1998, $77,000 of compensation was offset against the interest due on Mr. Richter's note receivable.

(5) As a bonus for the year ended July 31, 1999, the Company granted warrants to purchase 30,000 shares of common stock at an exercise price of $2.50 per share and an expiration date of July 30, 2004.

(6) Mr. Bracamontes received consulting fees totaling $155,000 for services performed on behalf of the Company in Mexico. As a bonus for the year ended July 31, 1999, the Company granted Mr. Bracamontes warrants to purchase 30,000 shares of common stock for $2.50 per share to expire on July 30, 2004.

AGGREGATED  WARRANT EXERCISES IN FISCAL 1999 AND WARRANT VALUES ON JULY 31, 1999

The following table provides certain information with respect to warrants exercised by the Named Executive Officers during fiscal 1999. The table also presents information as to the number of warrants outstanding as of July 31, 1999.

                                                 Number Of
                                                 Securities          Value Of
                       Number of                 Underlying        Unexercised
                        Shares                  Unexercised        In-The-Money
                       Acquired      Value        Warrants           Warrants
                         Upon      Realized   At July 31, 1999   At July 31, 1999
                      Exercise of    Upon       Exercisable/       Exercisable/
Name                   Warrants    Exercise    Unexercisable      Unexercisable
--------------------  -----------  ---------  ----------------  ------------------
Jerome B. Richter               0  $       0          30,000/0  $              (1)
Jorge R. Bracamontes            0  $       0         230,000/0  $              (1)
Ian T. Bothwell                 0  $       0         230,000/0  $              (1)
Jerry L. Lockett                0  $       0          80,000/0  $              (1)

     (1) Based on a closing price of $2.375 per share of Common Stock on July 31, 1999.

As bonuses to four of its executive officers for the year ended July 31, 1999, the Company granted each executive warrants to purchase 30,000 shares of common stock at $2.50 per share through July 30, 2004.

EMPLOYMENT  AGREEMENTS

     The Company has entered into a six year employment agreement with Mr. Richter, the President of the Company, through January 31, 2001. Under Mr. Richter's agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon Mr. Richter is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company;
(ii) 200,000 stock options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of the employment agreement, equal to six times Mr. Richter's annual salary and three times his annual bonus. Mr. Richter's employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete until one year from the termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, Mr. Richter waived his rights to his full salary. Through July 31, 1999, Mr. Richter has waived his rights to receive the options, bonus on pre-tax profits and the purchase by the Company of a term life insurance policy. In the future, Mr. Richter may elect not to waive such rights.

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

BOARD  COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION


     The Company's compensation to executive management is administered by the Compensation Committee ("Committee") of the Board of Directors. The Committee is comprised of one outside Director and reports to the Board of Directors on all compensation matters concerning the Company's executive officers (the "Executive Officers"). The Executive Officers of the Company are identified in the Company's July 31, 1999 Form 10-K. In determining annual compensation, including bonus, and other incentive compensation to be paid to the Executive Officers, the Committee considers several factors including overall performance of the Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Executive Officers and the overall financial condition of the Company. The Committee provides compensation to the Executive Officer in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

     The overall compensation provided to the Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above including the Company's financial condition during the term of employment of the Executive Officer.

     BASE  SALARY:     The  base  salary  is  approved  based  on  the Executive
Officer's  position,  level  of  responsibility  and  tenure  with  the Company.

     CHIEF EXECUTIVE OFFICER'S COMPENSATION: During fiscal year 1999, Mr. Richter was paid in accordance with the terms of his employment agreement which was entered into in July 13, 1993. During September 1999, Mr. Richter also received compensation in the form of forgiveness of unpaid interest relating to his indebtedness to the Company. The Committee determined that Mr. Richter's compensation under the employment agreement is fair to the Company, especially considering the position of Mr. Richter with the Company and the financing Mr. Richter has provided to the Company in the form of personal guarantees on several of the Company's obligations.


                             COMPENSATION COMMITTEE

                                 STEWART PAPERIN

STOCK  PERFORMANCE  GRAPH

     The following graph compares the yearly percentage change in the Company's cumulative, five-year total stockholder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on August 1, 1994 in each of the Company's common stock, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The graph is not, nor is it intended it to be, indicative of future performance of the Company's common stock.

     The Company is not aware of a published industry or line of business index with which to compare the Company's performance. Nor is the Company aware of any other companies with a line of business and market capitalization similar to that of the Company with which to construct a peer group index. Therefore, the Company has elected to compare its performance with the NASDAQ Index and Russell 2000 Index, an index of companies with small capitalization.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                               YEAR ENDED JULY 31,

                         1994   1995   1996   1997   1998   1999
                         -----  -----  -----  -----  -----  -----
Penn Octane Corporation  $ 100  $ 117  $ 278  $ 278  $ 234  $ 139
Russell 2000             $ 100  $ 123  $ 129  $ 170  $ 172  $ 182
NASDAQ                   $ 100  $ 139  $ 150  $ 221  $ 259  $ 365

ITEM  12.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and (iii) each Named Executive Officer of the Company as of September 30, 1999

                                            AMOUNT AND NATURE OF
NAME                                       BENEFICIAL OWNERSHIP(1)  PERCENT OF CLASS
-----------------------------------------  -----------------------  -----------------
Jerome B. Richter                                    3,966,000 (2)             31.10%
CEC, Inc.                                             1,459,334(3)             11.13%
KFP Grand Ltd.                                          1,100,000               8.65%
Western Wood Equipment Corporation (Hong
Kong)
20/F Tung Way Commercial Building
Wanchai, Hong Kong                                      758,163(4)              5.73%
Ian T. Bothwell                                         248,600(5)              1.92%
Jorge R. Bracamontes                                    245,500(6)              1.90%
Jerry L. Lockett                                        106,225(7)               (10)
Kenneth G. Oberman                                       81,500(8)               (10)
Stewart J. Paperin                                       21,500(9)               (10)

     As a group, the current officers and directors of the Company are beneficial owners of 4,089,325 shares of Common Stock or 32.15% of the voting power of the Company excluding warrants held by members of such group and 4,669,325 shares of Common Stock or 35.11% of the voting power of the Company including warrants so held.

(1) The number of shares of Common Stock issued and outstanding on September 30, 1999 was 12,720,497 and all calculations and percentages are based on such number. The beneficial ownership indicated in the table includes shares of Common Stock subject to common stock purchase warrants held by the respective persons as of September 30, 1999, that are exercisable on the date hereof or within 60 days thereafter. Unless otherwise indicated, each person has sole voting and sole investment power with respect to the shares shown as beneficially owned.

(2) Includes 36,000 shares of Common Stock owned by Mrs. Richter and 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) Includes 391,667 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(4) Includes 500,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(5) Includes 230,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(6) Includes 230,000 shares of Common Stock issuable upon exercise of common stock purchase warrants owned by Mr. Bracamontes and 15,000 shares of Common Stock owned by Mrs. Bracamontes.

(7) Includes 80,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(8) Includes 5,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(9) Includes 5,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.

(10) Percent of class is less than 1%.

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

     During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrues interest at the rate of 8.25% per annum and is payable annually on April 11 until maturity on April 11, 2000. The payments due on April 11, 1998 and 1999 have not been received. The promissory note is collateralized by 1,000,000 shares of common stock of the Company owned by the President and has been recorded as a reduction of stockholders' equity. In connection with the Company's lease agreements (the Lease Agreements) with CPSC (see note O), the President agreed to provide 500,000 shares of common stock of the Company owned by the President (the Collateral) to replace the requirement of the Company to provide a letter of credit to CPSC as specified under the Lease Agreement. During September 1999, in consideration for providing the Collateral, the Board of Directors of the Company agreed to offset the interest due on the President's $2,728,000 promissory note.

     On July 31, 1998, interest receivable from the President has been offset by the remaining amount due to the President as of July 31, 1998 under his employment agreement. The remaining balance of the interest receivable has been reserved.

          On July 31, 1999, interest receivable from the President has been reserved.

     As of July 31, 1997, the Company had a receivable from a corporation owned by an officer of the Company in the amount of $171,601 of which approximately $130,000 was repaid in September 1997 (see note F for other related party transactions). During the year ended July 31, 1998 and 1999, the Company paid that corporation $181,000 and $125,000 for Mexico related expenses incurred by that corporation on the Company's behalf. In addition, the Company has also incurred costs associated with the LPG Expansion Program on behalf of that corporation (see note O).

     During May 1999, the Company and PennWilson completed the sale of assets related to the CNG business to a company controlled by a director and officer of the Company for $1,200,000 (see note E). The selling price of the assets was based on the book values of the assets which, as of the date of closing, approximated the fair value of the assets sold.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.     Financial  Statements  and  Financial  Statement  Schedules.

          The  following  documents  are  filed  as  part  of  this  report:

          (1)  Consolidated  Financial  Statements:

               Penn  Octane  Corporation

                    Independent  Auditor's  Report

                    Consolidated  Balance  Sheet  as  of  July 31, 1998 and 1999

                    Consolidated Statements of Operations for the years ended July 31, 1997, 1998 and 1999

                    Consolidated Statement of Stockholders' Equity for the years ended July 31, 1997, 1998 and 1999

                    Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1998 and 1999

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

     c.     Exhibits.

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

10.10Promissory Note,  Letter of Credit and Security  Agreement dated October 3,
     1996 between Bay Area Bank and Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

10.11Promissory   Note  dated  October  7,  1996  between  Jerry   Williams  and
     Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

10.12Promissory   Note  dated  October  9,  1996  between   Richard  Serbin  and
     Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

10.13LPG Sales Agreement dated October 10, 1996 between P.M.I.  Trading Ltd. and
     Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the annual period ended July 31, 1996 filed on November 13, 1996, SEC File No. 000-24394).

10.14Promissory  Note dated  October  29,  1996  between  James  Mulholland  and
     Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

10.15Promissory Note between  Frederick Kassner and Registrant dated October 29,
     1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1996 filed on December 16, 1996, SEC File No. 000-24394).

10.16Agreement  between Roberto  Keoseyan and the Registrant  dated November 12,
     1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.17Promissory  Note between Bay Area Bank and the  Registrant  dated  December
     20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.18Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant and Mark D. Casaday. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.19Agreement for Exchange of Warrants for Common Stock dated February 5, 1997 between the Registrant Thomas P. Muse. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).96, SEC File No. 000-24394).

10.20Agreement  for  Exchange of Warrants  for Common  Stock dated  February 19,
     1997 between the Registrant and Thomas A. Serleth. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.21Interim  Operating  Agreement  between Wilson  Acquisition  Corporation and
     Wilson Technologies Incorporated dated March 7, 1997. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.22Purchase  Agreement  dated  March 7, 1997  between the  Registrant,  Wilson
     Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997 filed on March 17, 1997, SEC File No. 000-24394).

10.23Amendment of the Interim  Operating  Agreement dated March 21, 1997 between the Registrant, Wilson Acquisition Corporation, Wilson Technologies Incorporated and Zimmerman Holdings Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.24Promissory Note and Pledge and Security Agreement dated March 26, 1997 between M.I. Garcia Cuesta and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.25Real Estate Lien Note, Deed of Trust and Security  Agreement dated April 9,
     1997 between Lauren Constructors, Inc. and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.26Promissory Note and Pledge and Security Agreement dated April 11, 1997 between Jerome B. Richter and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.27Lease dated  October 20, 1993 between  Brownsville  Navigation  District of
     Cameron County, Texas and Registrant with respect to the Company's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed for the quarterly period ended April 30, 1994 on February 25, 1994, SEC File No. 000-24394).

10.28Lease  Amendment  dated  May 7, 1997  between  Registrant  and  Brownsville
     Navigation District of Cameron County, Texas. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.29Lease dated May 22,  1997  between  Nine-C  Corporation  and J.B.  Richter,
     Capital resources and J.B. Richter and J.B. Richter, an individual, as amended with respect to the Company's executive offices. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.30Promissory  Note  dated  May  28,  1997  between  Bay  Area  Bank  and  the
     Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.31Lease dated  September 1, 1993 between  Seadrift  Pipeline  Corporation and
     Registrant with respect to the Company's pipeline rights. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

10.32Lease Amendment dated May 21, 1997 between Seadrift Pipeline Corporation and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.33Irrevocable  Standby  Letter of Credit No. 310 dated April 2, 1997  between
     Bay Area Bank and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.34Commercial  Guaranty  dated April 2, 1997  between Bay Area Bank and Jerome
     B. Richter. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.35Commercial  Pledge and Security  Agreement  dated April 2, 1997 between Bay
     Area Bank and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.36Promissory  Note dated April 2, 1997 between Bay Area Bank and the Company.
     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.37Amendment to Irrevocable  Standby Letter of Credit No. 310 dated  September
     15, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.38Warrant Purchase Agreement,  Promissory Note and Common Stock Warrant dated
     June 15, 1997 between Western Wood Equipment Corporation and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.39Security  Agreement,  Common Stock Warrant and  Promissory  Note dated June
     15, 1997 between Western Wood Equipment Corporation and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.40Performance  Bond dated June 25,  1997  between  PennWilson  CNG and Amwest
     Surety  Insurance  Company.  (Incorporated  by reference  to the  Company's
     Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.41Labor and Material Payment Bond dated June 11, 1997 between PennWilson CNG and Amwest Surety Insurance Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.42Subcontract   Agreement   dated  June  25,  1997   between   A.E.   Schmidt
     Environmental and PennWilson CNG. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.43Propylene Purchase Agreement dated July 31, 1997 between Union Carbide and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.44Release  of  Lien  dated   August   1997  by  Lauren   Constructors,   Inc.
     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.45LPG Purchase  Agreement  dated August 28, 1997 between PMI Trading  Company
     Ltd and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.46Continuing Agreement for Private Letters of Credit dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.47Promissory  Note dated  October  14,  1997  between RZB Finance LLC and the
     Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.48General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.49Guaranty and  Agreement  dated October 14, 1997 between RZB Finance LLC and
     Jerome Richter. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.50Purchase Agreement dated October 21, 1997 among Castle Energy  Corporation,
     Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.51Registration  Rights  Agreement  dated October 21, 1997 among Castle Energy
     Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.52Promissory Note dated October 21, 1997 between Castle Energy Corporation and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.53Common  Stock  Purchase  Warrant  dated  October  21, 1997 issued to Castle
     Energy Corporation by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.54Promissory  Note  dated  October  21,  1997  between  Clint  Norton and the
     Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.55Common  Stock  Purchase  Warrant  dated  October  21,  1997 issued to Clint
     Norton by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.56Promissory Note dated October 21, 1997 between Southwest Concept, Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.57Common Stock  Purchase  Warrant  dated October 21, 1997 issued to Southwest
     Concept, Inc. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.58Promissory Noted dated October 21, 1997 between James F. Meara, Jr. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.59Common Stock  Purchase  Warrant  dated  October 21, 1997 issued to James F.
     Meara,  Jr. by the Company.  (Incorporated  by  reference to the  Company's
     Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.60Promissory  Note dated October 21, 1997 between  Donaldson  Lufkin Jenrette
     Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.61Common Stock  Purchase  Warrant  dated October 21, 1997 issued to Donaldson
     Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.62Promissory  Note dated  October 21, 1997 between  Lincoln Trust Company FBO
     Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.63Common  Stock  Purchase  Warrant  dated  October 21, 1997 issued to Lincoln
     Trust Company FBO Perry D. Snavely IRA by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.64Agreement  dated  November 7, 1997 between  Ernesto Rubio del Cueto and the
     Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.65LPG Sales  Agreement dated November 12, 1997 between Exxon and the Company.
     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

10.66Purchase order dated November 7, 1996 between County Sanitation Districts of Orange County and Wilson Technologies, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1997 filed on December 15, 1997, SEC File No. 000-24394)

10.67Amendment  letter  dated  April 22,  1998  between  RZB Finance LLC and the
     Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

10.68Lease  dated May 8,  1998  between  Nine-C  Corporation  and J.B.  Richter,
     Capital Resources and J.B. Richter and J.B. Richter, an individual, with respect to the Company's executive offices. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

10.69Employment  Agreement  dated  October  20,  1997  between  the  Company and
     Vicente Soriano. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

10.70Employment  Agreement dated November 17, 1997 between the Company and Jerry
     L. Lockett. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

10.71LPG Mix Purchase  Contract dated September 28, 1998 between P.M.I.  Trading
     Limited and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 filed on November 13, 1998, SEC File No. 000-24394).

10.72LPG Sales  Agreement dated November 16, 1998 between Exxon and the Company.
     (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.73Rollover  and  Assignment  Agreement  dated  December 1, 1998 among  Castle
     Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.74Registration  Rights  Agreement  dated December 1, 1998 among Castle Energy
     Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.75Collateral   Agreement   dated   December  1,  1998  among  Castle   Energy
     Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.76Assignment  of  Judgment  Agreement  dated  December  1, 1998 among  Castle
     Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.77Amended  Promissory  Note dated  December  1, 1998  between  Castle  Energy
     Corporation and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.78Common  Stock  Purchase  Warrant  dated  December  1, 1998 issued to Castle
     Energy Corporation by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.79Amended Promissory Note dated December 1, 1998 between Clint Norton and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.80Common  Stock  Purchase  Warrant  dated  December  1, 1998  issued to Clint
     Norton by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.81Amended  Promissory Note dated December 1, 1998 between Southwest  Concept,
     Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.82Common Stock  Purchase  Warrant dated  December 1, 1998 issued to Southwest
     Concept, Inc. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.83Amended  Promissory Note dated December 1, 1998 between James F. Meara, Jr.
     and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.84Common Stock  Purchase  Warrant  dated  December 1, 1998 issued to James F.
     Meara, Jr. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.85Amended  Promissory Note dated December 1, 1998 between  Donaldson  Luftkin
     Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.86Common Stock  Purchase  Warrant dated  December 1, 1998 issued to Donaldson
     Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.87Amended  Promissory  Note dated  December  1, 1998  between  Lincoln  Trust
     Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.88Common  Stock  Purchase  Warrant  dated  December 1, 1998 issued to Lincoln
     Trust Company FBO Perry D. Snavely IRA by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.89Purchase  Agreement  dated  November 13, 1998  between Van Moer  Santerre &
     Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.90Registration  Rights  Agreement  dated  November  13, 1998 between Van Moer
     Santerre & Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.91Common Stock  Purchase  Warrant dated  November 13, 1998 issued to Van Moer
     Santerre & Company by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.92Purchase  Agreement  dated December 14, 1998 between KFP Grand LTD. and the
     Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.93Registration  Rights  Agreement  dated  December 14, 1998 between KFP Grand
     LTD. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.94Common Stock  Purchase  Warrant dated December 14, 1998 issued to KFP Grand
     LTD. by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.95Second  Amendment of the Interim  Operating  Agreement  dated  December 15,
     1998 among Wilson Technologies Inc., Zimmerman Holdings, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

10.96Purchase  Agreement  dated  March 18,  1999  between  Van Moer  Santerre  &
     Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.97Registration  Rights  Agreement  dated  March  18,  1999  between  Van Moer
     Santerre & Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.98Common  Stock  Purchase  Warrant  dated  March 18,  1999 issued to Van Moer
     Santerre & Company by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.99Purchase  Agreement  dated  March  19,  1999  between  Steve  Payne and the
     Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.100 Registration Rights Agreement dated March 19, 1999 between Steve Payne and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.101 Common Stock Purchase Warrant dated March 19, 1999 issued to Steve Payne by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.102 Purchase Agreement dated March 19,1999 between Igor Kent and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.103 Registration Rights Agreement dated March 19, 1999 between Igor Kent and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

10.104 Common Stock Purchase Warrant dated March 19, 1999 issued to Igor Kent by the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

3.3 The Company's Certificate of the Designation, Powers, Preferences and Rights of the Series B. Class A Senior Cumulative Preferred Stock, filed with the State of Delaware.

10.105  Purchase  Agreement  dated July 15,  1999  between  Steve  Payne and the
     Company.

10.106 Registration Rights Agreement dated July 15, 1999 between Steve Payne and the Company.

10.107 Common Stock Purchase Warrant dated July 15, 1999 issued to Steve Payne by the Company.

10.108 Purchase Agreement dated July 16, 1999 between The Apogee Fund L.P. and the Company.

10.109 Registration Rights Agreement dated July 16, 1999 between The Apogee Fund L.P. and the Company.

10.110 Common Stock Purchase Warrant dated July 16, 1999 issued to The Apogee Fund L.P. by the Company.

10.111 Purchase Agreement dated July 21, 1999 between Igor Kent and the Company.

10.112 Registration Rights Agreement dated July 21, 1999 between Igor Kent and the Company.

10.113 Common Stock Purchase Warrant dated July 21, 1999 issued to Igor Kent by the Company.

10.114 Purchase Agreement dated July 29, 1999 between Southwest Concept Inc. and the Company.

10.115 Registration Rights Agreement dated July 29, 1999 between Southwest Concept Inc. and the Company.

10.116 Common Stock Purchase Warrant dated July 29, 1999 issued to Southwest Concept Inc. by the Company.

10.117 Purchase Agreement dated July 29, 1999 between Clint Norton and the Company.

10.118 Registration Rights Agreement dated July 29, 1999 between Clint Norton and the Company.

10.119 Common Stock Purchase Warrant dated July 29, 1999 issued to Clint Norton by the Company.

10.120 Purchase Agreement dated July 30, 1999 between Europa International, Inc. and the Company.

10.121 Registration Rights Agreement dated July 30, 1999 between Europa International, Inc. and the Company.

10.122 Common Stock Purchase Warrant dated July 30, 1999 issued to Europa International, Inc. by the Company.

10.123 Purchase Agreement dated July 30, 1999 between Valor Capital Management L.P and the Company.

10.124 Registration Rights Agreement dated July 30, 1999 between Valor Capital Management L.P and the Company.

10.125 Common Stock Purchase Warrant dated July 30, 1999 issued to Valor Capital Management L.P by the Company.

10.126 Purchase Agreement dated July 30, 1999 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

10.127 Registration Rights Agreement dated July 30, 1999 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company.

10.128 Common Stock Purchase Warrant dated July 30, 1999 issued to Lincoln Trust Company FBO Perry D. Snavely IRA by the Company.

10.129 Common Stock Purchase Warrant dated July 30, 1999 issued to Sterling 2000 Investments by the Company.

10.130 Lease/Installment Purchase Agreement dated November 24, 1998 by and between CPSC International and the Company.

10.131 Amendment No. 1, to the Lease/Installment Purchase Agreement dated November 24, 1999, dated January 7, 1999 by and between CPSC International and the Company.

10.132 Amendment, to Lease/Installment Purchase Agreement dated February 16, 1999 dated January 25, 1999 by and between CPSC International and the Company.

10.133 Lease/Installment Purchase Agreement dated February 16, 1999 by and between CPSC International and the Company.

10.134 Amendment No. 2, to Lease/Installment Purchase Agreement dated November 24, 1998 and to Lease/Installment Purchase Agreement dated January 7, 1999 dated September 16, 1999 by and between CPSC International and the Company.

10.135 Agreement dated September 16, 1999 by and between CPSC International and the Company.

10.136 Purchase, Sale and Service Agreement for Propane/Butane Mix entered into effective as of October 1, 1999 by and between Exxon Company, U.S.A. and the Company.

10.137 Sales/Purchase Agreement of Propane Stream dated October 1, 1999 between PG&E NGL Marketing, L.P. and the Company.

10.138 Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel).

10.139 Amendment to the LPG Purchase Agreement dated June 18, 1999 between PMI Trading Company Ltd. And the Company.

21.1 Subsidiaries of the Registrant (filed herewith)

27.1 Financial Data Schedule. (Filed herewith.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PENN  OCTANE  CORPORATION



                      By:/s/Ian  T.  Bothwell
                         --------------------
                         Ian  T.  Bothwell
                         Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                         November  9,  1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                      DATE
-----------------------  -------------------------------  ----------------

/s/Jerome B. Richter     Jerome B. Richter                November 9, 1999
-----------------------  Chairman, President and Chief
                         Executive Officer

/s/Jorge R. Bracamontes  Jorge R. Bracamontes             November 9, 1999
-----------------------  Executive Vice President,
                         Secretary and Director
                         Secretary and Director

/s/Ian T. Bothwell       Ian T. Bothwell                  November 9, 1999
-----------------------  Vice President, Treasurer,
                         Assistant Secretary, Chief
                         Financial Officer, Principal
                         Accounting Officer and Director

/s/Jerry L. Lockett      Jerry L. Lockett                 November 9, 1999
-----------------------  Vice President and Director

/s/Kenneth G. Oberman    Kenneth G. Oberman               November 9, 1999
-----------------------  Director

/s/Stewart J. Paperin    Stewart J. Paperin               November 9, 1999
-----------------------  Director