Form 10-Q
period 1999-10-31
PENN OCTANE CORP
filed 1999-12-14
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  October  31,  1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  ____________________  to_____________________


                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                               52-1790357
        (State or Other Jurisdiction                    (I.R.S. Employer
       of Incorporation or Organization)               Identification No.)

77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA        92211
     (Address of Principal Executive Offices)              (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code:    (760)  772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
      ---

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 10, 1999 was 12,891,133.

                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS


         ITEM                                                                     PAGE NO.
         ----                                                                     --------
Part I     1.  Financial Statements

               Consolidated Balance Sheets as of October 31, 1999 (unaudited)          3-4
               and July 31, 1999

               Consolidated Statements of Operations for the three months
               ended October 31, 1999 and 1998 (unaudited)                               5

               Consolidated Statements of Cash Flows for the three months
               ended October 31, 1999 and 1998 (unaudited)                               6

               Notes to Consolidated Financial Statements (unaudited)                 7-19

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             20-29

           3.  Quantitative and Qualitative Disclosures About Market Risk               29

Part II    1.  Legal Proceedings                                                        30

           2.  Changes in Securities and Use of Proceeds                                30

           3.  Defaults Upon Senior Securities                                          30

           4.  Submission of Matters to a Vote of Security Holders                      30

           5.  Other Information                                                        30

           6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         30

PART  I
ITEM  1.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS


                                                                                             October 31,
                                                                                                1999        July 31,
                                                                                             (Unaudited)      1999
                                                                                            -------------  ----------
Current Assets
 Cash (note I)                                                                              $   1,811,348  $1,032,265
 Trade accounts receivable, less allowance for doubtful accounts of $521,067 and $521,067       3,376,515   2,505,915
 Notes receivables (note F)                                                                        85,465      77,605
 Inventories (note D)                                                                           1,108,232     615,156
 Prepaid expenses and other current assets                                                         41,052      42,517
                                                                                            -------------  ----------
   Total current assets                                                                         6,422,612   4,273,458
Property, plant and equipment - net (note C)                                                    3,522,473   3,171,650
Lease rights (net of accumulated amortization of $535,803 and $524,355)                           618,236     629,684
Notes receivable (note F)                                                                         794,337     822,196
Other non-current assets                                                                           64,270      11,720
                                                                                            -------------  ----------
   Total assets                                                                             $  11,421,928  $8,908,708
                                                                                            =============  ==========

        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               October 31,
                                                                                  1999           July 31,
                                                                               (Unaudited)         1999
                                                                             ---------------  ---------------
Current Liabilities
 Current maturities of long-term debt (note G)                                      345,692   $      365,859
 LPG trade accounts payable                                                       4,502,975        2,850,197
 Other accounts payable and accrued liabilities                                     936,051        1,382,603
                                                                                          -                -
                                                                             ---------------  ---------------
 Borrowings from IBC-Brownsville (note M)
   Total current liabilities                                                      5,784,718        4,598,659
Long-term debt, less current maturities (note G)                                    188,034          258,617
Commitments and contingencies (note I)                                                    -                -
Stockholders' Equity (note H)
 Series A -  Preferred stock-$.01 par value, 5,000,000 shares authorized;
 No shares issued and outstanding at October 31, 1999 and July 31,
 1999                                                                                     -                -
 Series B  - Senior preferred stock-$.01 par value, $10 liquidation value,
 5,000,000 shares authorized; 0 and 90,000 shares issued and
 outstanding at October 31, 1999 and July 31, 1999                                        -              900
 Common stock-$.01 par value, 25,000,000 shares authorized;
 12,884,133 and 11,845,497 shares issued and outstanding at October
 31, 1999 and July 31, 1999                                                         128,842          118,456
 Additional paid-in capital                                                      18,190,899       17,133,222
 Notes receivable from the president of the Company and a related party for exercise of warrants, less reserve of $506,302 and $451,141 at
 October 31, 1999 and July 31, 1999                                            (  2,765,350)    (  2,765,350)
 Accumulated deficit                                                           ( 10,105,215)    ( 10,435,796)
                                                                             ---------------  ---------------
   Total stockholders' equity                                                     5,449,176        4,051,432
                                                                             ---------------  ---------------
     Total liabilities and stockholders' equity                              $   11,421,928   $    8,908,708
                                                                             ===============  ===============

The accompanying notes are an integral part of these statements.

                                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)

                                                                                           Three Months Ended
                                                                                       October 31,    October 31,
                                                                                          1999           1998
                                                                                      -------------  -------------
Revenues                                                                              $ 15,970,900   $  6,478,566
Cost of goods sold                                                                      14,965,012      5,909,433
                                                                                      -------------  -------------
 Gross profit                                                                            1,005,888        569,133
                                                                                      -------------  -------------
Selling, general and administrative expenses
 Legal and professional fees                                                               165,729        203,082
 Salaries and payroll related expenses                                                     209,792        187,828
 Travel                                                                                     58,020         36,365
 Other                                                                                     133,897        109,735
                                                                                      -------------  -------------
                                                                                           567,438        537,010
                                                                                      -------------  -------------
 Operating income                                                                          438,450         32,123
Other income (expense)
 Interest expense                                                                        (  66,027)     (  92,393)
 Interest income                                                                             3,528            418
                                                                                      -------------  -------------
   Income (loss) from continuing operations before taxes                                   375,951      (  59,852)
Provision for income taxes                                                                       -              -
                                                                                      -------------  -------------
                   Income (loss) from continuing         operations                        375,951      (  59,852)
Discontinued operations, net of taxes (note E)
           Income (loss) from operations of CNG segment                                          -      (  81,419)
                                                                                      -------------  -------------
   Net income (loss)                                                                  $    375,951   $  ( 141,271)
                                                                                      =============  =============
Income (loss) from continuing operations
per common share (note B)                                                             $       0.03   $  (    0.01)
                                                                                      =============  =============
Net income (loss) per common share (note B)                                           $       0.03   $  (    0.01)
                                                                                      =============  =============
Income (loss) from continuing operations per common share assuming dilution (note B)  $       0.02   $  (    0.01)
                                                                                      =============  =============
Net income (loss) per common share assuming dilution (note B)                         $       0.02   $  (    0.01)
                                                                                      =============  =============
Weighted average common shares outstanding                                              12,476,371      9,952,673
                                                                                      =============  =============

The accompanying notes are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)

                                                                                      Three  Months  Ended
                                                                                  -----------------------------
                                                                                   October 31,     October 31,
                                                                                       1999           1998
                                                                                  --------------  -------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income (loss)                                                                 $     375,951   $ (  141,271)
Adjustments to reconcile net income to net cash used in (provided by) operating
Activities:
 Depreciation and amortization                                                           58,374         65,806
 Amortization of lease rights                                                            11,449         11,449
 Other                                                                                        -     (    3,156)

Changes in current assets and liabilities:
 Trade accounts receivable                                                           (  870,599)    (  835,012)
 Inventories                                                                         (  493,076)    (   25,269)
 Prepaids and other current assets                                                        1,465     (   28,347)
 LPG trade accounts payable                                                           1,652,778        302,688
 Other assets and liabilities, net                                                   (   52,550)             -
 Other accounts payable and accrued liabilities                                      (  446,592)       187,035
                                                                                  --------------  -------------
   Net cash provided by (used in) operating activities                                  237,200     (  466,077)

Cash flows from investing activities:
 Capital expenditures                                                                (  409,197)    (   27,268)
 Payments on note receivable                                                             20,000              -
                                                                                  --------------  -------------

   Net cash used in investing activities                                             (  389,197)    (   27,268)

Cash flows from financing activities:
 Revolving credit facilities                                                                  -        359,555
 Preferred stock dividends                                                           (   45,370)             -
 Issuance of common stock                                                             1,067,200              -
 Reduction in debt                                                                   (   90,750)             -
                                                                                  --------------  -------------
   Net cash provided by financing activities                                            931,080        359,555
                                                                                  --------------  -------------

     Net increase (decrease) in cash                                                    779,083     (  133,790)
Cash at beginning of period                                                           1,032,265        157,513
                                                                                  --------------  -------------
Cash at end of period                                                             $   1,811,348   $     23,723
                                                                                  ==============  =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                       $      57,677   $     31,750
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

The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately all of the Company's total revenues for the three months ended October 31, 1999.

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

The unaudited consolidated balance sheet as of October 31,1999, the unaudited consolidated statements of operations for the three months ended October 31, 1999 and 1998, and the unaudited consolidated statements of cash flows for the three months ended October 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 1999 and the unaudited consolidated results of operations for the three months ended October 31, 1999 and 1998, and unaudited consolidated cash flows for the three months ended October 31, 1999 and 1998.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  A  -  ORGANIZATION  -  CONTINUED

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

The following table presents reconciliation's from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the convertible preferred stock and the warrants):

                                            For the three months ended October 31, 1999
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
Income (loss) from continuing operations     $     375,951               -           -
Income (loss) from discontinued operations               -               -           -
                                             --------------
Net income (loss)                                  375,951               -           -
Less:  Dividends on preferred stock              (  45,370)              -           -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders                  330,581      12,476,371  $     0.03
                                                                            ==========
Income (loss) from discontinued operations               -      12,476,371  $     0.00
                                             --------------                 ==========
Net income (loss) available to common
 stockholders                                      330,581      12,476,371  $     0.03
                                                                            ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -         640,847           -
Convertible Preferred Stock                              -         166,304           -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                  330,581      13,283,522  $     0.02
                                                                            ==========
Income (loss) from discontinued operations               -      13,283,522  $     0.00
                                             --------------                 ==========
Net income (loss) available to common
 stockholders                                $     330,581      13,283,522  $     0.02
                                             ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                            For the three months ended October 31, 1998
                                             -----------------------------------------
                                             Income (Loss)       Shares       Per-Share
                                              (Numerator)    (Denominator)     Amount
                                             --------------  --------------  -----------
Income (loss) from continuing operations        (  $59,852)               -           -
Income (loss) from discontinued operations      (   81,419)               -           -
                                             --------------
Net income (loss)                               (  141,271)               -           -
Less:  Dividends on preferred stock                      -                -           -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders               (   59,852)       9,952,673  $(    0.01)
                                                                             ===========
Income (loss) from discontinued operations      (   81,419)       9,952,673  $(    0.01)
                                             --------------                  ===========
Net income (loss) available to common
 stockholders                                   (  141,271)       9,952,673  $(    0.01)
                                                                             ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -                -           -
Convertible Preferred Stock                              -                -           -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                      N/A              N/A  $      N/A
                                                                             ===========
Income (loss) from discontinued operations             N/A              N/A  $      N/A
                                                                             ===========

Net income (loss) available to common
 stockholders                                $         N/A   $          N/A  $      N/A
                                             ==============  ==============  ===========


NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consists  of  the  following:

                                                 October 31,     July 31,
                                                    1999           1999
                                                -------------  ------------

LPG:                                            $    173,500   $   173,500
 Building                                          3,426,440     3,426,440
 LPG terminal                                        388,839       388,839
 Automobile and equipment                             37,223        35,738
 Office equipment                                    896,114       572,774
 Capital construction in progress (see note J)       375,781       291,409
                                                -------------  ------------
 Leasehold improvements                            5,297,897     4,888,700


Less: accumulated depreciation and                (1,775,424)   (1,717,050)
                                                -------------  ------------
 amortization                                   $  3,522,473   $ 3,171,650
                                                =============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  D  -  INVENTORIES

     Inventories  consist  of  the  following:

                                                  October 31,   July 31,
                                                     1999        1999
                                                 ------------  ---------
LPG:                                             $    553,940  $ 434,987

 Pipeline                                             246,310    180,169
 LPG terminal                                         307,982          -
                                                 ------------  ---------
      Storage-Union Carbide (see notes I and L)  $  1,108,232  $ 615,156
                                                 ============  =========


NOTE  E  -  DISCONTINUED  OPERATIONS

     RESULTS  OF  OPERATIONS
     -----------------------

In connection with the sale of assets related to the CNG business during May 1999, the Company has effectively disposed of its CNG segment and has discontinued operations of that segment. In accordance with APB 30, the results of operations related to the CNG segment have been recorded as discontinued operations for all periods presented in the Company's financial statements (see note F).

NOTE  F  -  SALE  OF  CNG  ASSETS

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

The notes contain a provision for prepayment at a discount and bear interest at rates specified therein. The Company discounted the notes for the prepayment discount, resulting in a discount of $260,000 and a discounted balance of the notes of $940,000 at the date of issuance, which the Company believes is less than the fair value of the collateral. The effective interest rate of the notes after giving affect to the discount is 8.6%. Because the Buyer can pay the notes at any time, the Company has determined that it will account for interest income using the cost recovery method to account for collections on the notes. Under this method, the amounts recorded as notes receivable will not exceed the discounted cash payoff amounts.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following:




                                                                                     October 31,   July 31,
                                                                                         1999        1999
                                                                                     ------------  ---------
Contract for Bill of Sale which was extended in April 1999; due in monthly payments of $3,000, including interest at 10%; due in February 2001; collateralized
by a building.                                                                       $     41,347  $  50,347

Noninterest bearing note payable, discounted at 7%, for legal services, due in monthly installments of $10,000 - $20,000 through January 2001 with a final
payment of $110,000 in February 2001.                                                     357,129    387,129

Note payable for legal services in connection with litigation; payable in monthly
installments of $11,092, including interest at 6.9% (see note I).                          95,250    127,000

Other long-term debt.                                                                      40,000     60,000

                                                                                     ------------  ---------
                                                                                          533,726    624,476
Current maturities.                                                                       345,692    365,859
                                                                                     ------------  ---------
                                                                                     $    188,034  $ 258,617
                                                                                     ============  =========


In connection with the notes to attorneys, the Company has agreed in the future to provide a "Stipulation of Judgment" to the creditors in the event that the Company defaults under the settlement agreements.


NOTE  H  -  STOCKHOLDERS'  EQUITY

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

COMMON  STOCK
-------------

During August 1999, warrants to purchase a total of 425,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $681,233. The proceeds of such exercises were used for working capital purposes.

During October 1999, warrants to purchase a total of 163,636 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $385,951. The proceeds of such exercises were used for working capital purposes.

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

BOARD  COMPENSATION  PLAN
-------------------------

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

REGISTRATION  RIGHTS
--------------------

In connection with the issuance of shares and warrants by the Company (the Shares), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include one-time demand registration rights and/or piggy-back registration rights (the "Registration"). The Company is required to file an effective registration by either September 19, 1999, December 1, 1999 or January 31, 2000. In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule
144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999 or December 1, 1999. The Company has also received notice of a demand for registration for certain of the Shares. The Registration Rights Agreements do not contain provisions for damages, if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 and if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. The Company has received an extension with respect to the Shares required to be registered on December 1, 1999 until January 15, 2000.

The total amount of shares and warrants subject to registration at December 1, 1999, are as follows:

                                           Unexercised
                                 Shares     Warrants
                                ---------  -----------
Demand Registration Rights      1,400,000            -
Piggy-Back Registration Rights  1,522,576      882,500
                                ---------  -----------
Total Registrable Securities    2,922,576      882,500
                                =========  ===========
Registration Rights Subject To
  Penalty*                        400,000      200,000

*  Also  entitled  to  piggy-back  registration  rights

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued

STOCK  AWARD  PLAN
------------------

Under the Company's 1997 Stock Award Plan, the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of October 31, 1999, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the 1997 Stock Award Plan for purposes of its administration and make determinations relating to the 1997 Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

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

CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

As of October 31, 1999, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit
Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

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

In connection with the Company's purchases of LPG from Exxon, PG&E NGL Marketing, L.P. (PG&E) and/or Koch Hydrocarbon Company ("Koch"), the Company issues letters of credit on a monthly basis based on anticipated purchases.

As of October 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E and Koch for purchases of LPG totaled $7,291,148 of which $4,502,975 was being used to secure unpaid purchases. In connection with these purchases, the Company had unpaid invoices due from PMI totaling $3,164,861 and cash balances maintained in the RZB Credit Facility collateral account of $1,302,470 as of October 31, 1999.

OPERATING  LEASE  COMMITMENTS

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

CAPITALIZED  LEASE  COMMITMENT

The following table is a schedule by years (assuming the Substantial Completion Date is January 1, 2000) of the estimated future minimum lease payments under the Lease Agreements for the US - Mexico Pipeline and Mexican Terminal Facilities together with the present value of the net minimum lease payments net of the 30% interest purchased subsequent to September 16, 1999 (see note J):

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

        Year ending July 31,
-------------------------------------------------------------------
                2000                                                 $     785,000
                2001                                                     1,884,000
                2002                                                     1,884,000
                2003                                                     1,884,000
                2004                                                     1,884,000
             Later years                                                19,939,000
                                                                     --------------

Total minimum lease payments                                            28,260,000

Less:  Amount representing estimated executory costs for operations   (  3,600,000)
                                                                     --------------

                                                                        24,660,000

Less:  Amounts related to the purchased interest - see note J         (  7,243,567)
                                                                     --------------

Net minimum lease payments                                              17,416,433

Less:  Amount representing interest                                   (  9,016,130)
                                                                     --------------

Present value of net minimum lease payments                          $   8,400,303
                                                                     ==============


NOTE  J  -  LPG  EXPANSION  PROGRAM  (EXPANSION)

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

On May 31, 1999, Tergas, S.A. de C.V. ("Tergas"), see below, was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Mexican Terminal Facilities and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facilities.

In connection with the Expansion, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, ("the Lease Agreements"), whereby CPSC will construct and operate the US-Mexico Pipeline (including an additional pipeline to accommodate refined products) and the Mexican Terminal Facilities and lease these assets to the Company. Under the terms of the Lease Agreements, the Company will pay monthly rentals of approximately $157,000, beginning the date that the US-Mexico Pipeline

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE  J  -  LPG  EXPANSION  PROGRAM  (EXPANSION)  -  Continued

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

On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the letter of credit originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1,000,000.

For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date (see note I).

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  (EXPANSION)  -  Continued

During the years ended July 31, 1998 and 1999 and for the three months ended October 31, 1999, the Company paid PennMex $181,000, $125,000 and $61,000, respectively, for Mexico related expenses incurred by that corporation on the Company's behalf. Such amounts were expensed. In addition, for the three months ended October 31, 1999, the Company has advanced on behalf of PennMex approximately $265,000 for purchases of equipment related to the Expansion which are included in capital construction in progress in the consolidated balance sheet.

The actual costs to complete the US-Mexico Pipelines and Mexican Terminal Facilities are the sole responsibility of CPSC ("the Costs"). In addition, the Company has spent approximately $555,000 as of October 31, 1999 related to the Costs, which are included in capital construction in progress in the consolidated balance sheet.

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, transportation and storage of LPG by foreigners is permitted.

In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the leases in Mexico would be considered as a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owed Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 8, 1999, the Company and Jorge Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to contract with Tergas for services to be performed by Tergas at the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

The operations of PennMex and/or Tergas are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

NOTE  K  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has historically used cash in operations, and prior to the quarter ended October 31, 1999 has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Lease Agreements, the acquisition of the interests in PennMex and the operating agreement with Tergas have yet to be consummated. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

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

NOTE  K  -  REALIZATION  OF  ASSETS  -  Continued

At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,000,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

NOTE  L  -  CONTRACTS

LPG  BUSINESS

The Company has entered into a sales agreement, as amended, (Agreement) with PMI, its major customer, to provide a minimum monthly volume of LPG to PMI through March 31, 2000. Sales to PMI for the three months ended October 31, 1999 totaled $15,957,316, representing approximately all of the total revenues for the period. The Company is currently purchasing LPG from major suppliers to meet the minimum monthly volumes required in the Agreement. The suppliers' prices are below the sales price provided for in the Agreement.

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

In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons (the "PG&E Supply") of propane beginning during October 1999. In addition, PG&E is in the process of obtaining up to 3,800,000 gallons per month of additional propane commitments, which if successful by December 31, 1999, would be an adjustment to the PG&E Supply.

Under the terms of the PG&E Supply Agreement, when the CCPL becomes operational, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement. In addition, by utilizing the PG&E Supply, the Company would satisfy the CCPL Supply requirements under the Exxon Supply Contract. Prior to the completion of the CCPL, the Company will receive delivery of the PG&E Supply through the facilities provided for under the Pipeline Lease Amendment.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE  L  -  CONTRACTS  -  Continued

CONSULTING  COMMISSION  AGREEMENT

The Company has entered into an incentive arrangement with several consultants (the "Arrangement") whereby the Company will pay a commission based on $.001 plus 5% of every $.01 of gross margin in excess of $.0425 earned by the Company in connection with the LPG sales of the Company, so long as the volume is in excess of 7,500,000 gallons per month. The Arrangement became effective July 1, 1999 and is renewable annually. The amounts owed by the Company to the Consultants for the period from August 1, 1999 through October 31, 1999, were not material.

NOTE  M  -  AWARD  FROM  LITIGATION

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

In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville filed a petition for review with the Supreme Court of Texas. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, IBC-Brownsville filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. During November 1999, IBC-Brownsville filed a petition for writ of certiorari with the United States Supreme Court. As of October 31, 1999, the net amount of the Judgment is approximately $4,000,000, which is comprised of (i) the original judgment, including attorneys' fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable to IBC-Brownsville, less attorneys' fees. There is no certainty that IBC-Brownsville will not continue to seek other legal remedies against the Judgment.

For the year ended July 31, 1999, the Company recorded a gain of approximately $987,000, which represented the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998. The remaining net amount of the Judgment to be realized by the Company is approximately
$4,000,000, less attorneys fees. In addition, a former officer of the Company is entitled to 5% of the net proceeds from the Judgment (after expenses and legal fees). The Company will recognize the remaining amount of the Judgment when it realizes the proceeds associated with the Judgment.

NOTE  N  -  SUBSEQUENT  EVENTS

EQUIPMENT  PURCHASE
-------------------

During November 1999, the Company entered into an agreement to purchase four storage tanks, pump house and pipeline facilities (the "Purchased Assets") located near the Brownsville Terminal Facility for a total purchase price of $195,000. The Company has made payment of the purchase price into an escrow account subject to final approval by the Brownsville Navigation District (the "District") for the Company to acquire the rights to the Purchased Assets. In connection with the purchase, the Company agreed to partially fund the cost for the clean-up of other assets located near the Purchased Assets required by the District. The costs are not expected to be material.

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

     Historically, the Company has derived substantially all of its revenues from sales of LPG to PMI, its primary customer. During the three months ended October 31, 1999, the Company derived approximately all of its revenues from sales of LPG.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three months ended October 31, 1999 and 1998.

                              Three  Months  Ended
                            -------------------------
                            October 31,   October 31,
                             1999           1998
                            ------------  -----------
Volume Sold

 LPG (millions of gallons)          33.8         22.4

Average sales price
 LPG (per gallon)                  $0.47        $0.28


RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1998

     Revenues. Revenues for the three months ended October 31, 1999 were $16.0 million compared with $6.5 million for the three months ended October 31, 1998, an increase of $9.5 million or 146.5%. Of this increase $5.4 million was attributable to increased volumes of LPG sold in the three months ended October 31, 1999 and $4.2 million was attributable to increased average sales prices of LPG sold in the three months ended October 31, 1999.

     Cost of sales. Cost of sales for the three months ended October 31, 1999 was $15.0 million compared with $5.9 million for the three months ended October 31, 1998, an increase of $9.1 million or 153.2%. Of this increase

$4.9 million was attributable to an increased volumes of LPG purchased in the three months ended October 31, 1999 and $4.2 million was attributable to increased average sales prices of LPG purchased in the three months ended October 31, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $567,438 in the three months ended October 31, 1999 compared with $537,010 in the three months ended October 31, 1998, an increase of $30,428 or 5.7%. This increase was primarily attributable to additional administrative costs resulting from the increased volumes of LPG sold.

     Other income and expense, net. Other income (expense), net was ($62,499) in the three months ended October 31, 1999 compared with $(91,975) in the three months ended October 31, 1998. The decrease in other expense, net was due primarily to reduced interest charges on outstanding indebtedness during the three months ended October 31, 1999.

     Income tax. Due to the availability of net operating loss carryforwards ($8.0 million and $8.8 million at July 31, 1999 and 1998, respectively), there was no income tax expense in either period. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code.


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

     The following summary table reflects comparative cash flows for the three months ended October 31, 1999 and 1998. All information is in thousands.

                                                          Three months Ended
                                                     ----------------------------
                                                      October 31,    October 31,
                                                         1999           1998
                                                     -------------  -------------
Net cash provided by (used in) operating activities  $        237   $     (  466)
Net cash (used in) investing
 Activities . . . . . . . . . . . . . . . . . . . .        (  389)        (   28)
Net cash provided by financing activities . . . . .           931            360
                                                     -------------  -------------
Net increase (decrease) in cash . . . . . . . . . .  $        779   $     (  134)
                                                     =============  =============

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

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons (the "PG&E Supply") of propane beginning during October 1999. In addition, PG&E is in the process of obtaining up to 3.8 million gallons per month of additional propane commitments, which if successful by December 31, 1999, would be an adjustment to the PG&E Supply.

     Under the terms of the PG&E Supply Agreement, when the CCPL becomes operational the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement. In addition, by utilizing the PG&E Supply, the Company would satisfy the CCPL Supply requirements under the Exxon Supply Contract. Prior to the completion of the CCPL, the Company will receive delivery of the PG&E Supply through the facilities provided for under the Pipeline Lease Amendment.

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

     Furthermore, until the US-Mexico Pipeline and Mexican Terminal Facilities and Saltillo Terminal Facilities are completed, the Company will be required to deliver the minimum monthly volumes from its Brownsville Terminal Facility.
Historically, sales of LPG from the Brownsville Terminal Facility have not exceeded 12.6 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from PG&E and/or Exxon and/or other suppliers, may limit the ability of the Company to accept the Plant Commitment, CCPL Supply and/or the PG&E Supply.

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

     Present Pipeline capacity is approximately 265 million gallons per year. During the three months ended October 31, 1999, the Company sold 33.8 million gallons of LPG which flowed through the Pipeline. The Company can increase the Pipeline's capacity through the installation of additional pumping equipment. (See "LPG Expansion Program" below.)

     LPG EXPANSION PROGRAM. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipeline") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel)  [the  "Refined  Products"].

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

     On May 31, 1999, Tergas, S.A. de C.V. ("Tergas"), see below, was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Mexican Terminal Facilities and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facilities.

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

During November 1999, the Company entered into an agreement to purchase four storage tanks, pump house and pipeline facilities (the "Purchased Assets") located near the Brownsville Terminal Facility for a total purchase price of $195,000. The Company has made payment of the purchase price into an escrow account subject to final approval by the Brownsville Navigation District (the "District") for the Company to acquire the rights to the Purchased Assets. In connection with the purchase, the Company agreed to partially fund the cost for the clean-up of other assets located near the Purchased Assets required by the District. The costs are not expected to be material.

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

     On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the letter of credit originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1.0 million.

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

     Included in the agreement for the Purchased Interests, the Company has two option agreements (the "Options") whereby the Company has the right to acquire an additional 20% and an additional 50% interest in the Lease Agreements for $2.0 million and $7.0 million, respectively, within 90 days from the Closing Date. In the event the Company exercises the additional 20% option, then the Purchased Interests will total 50% and the Company will receive a minimum from the Purchased Interests of $90,000 per month from the Company's payments under the Lease Agreements (approximately 57% of the Company's monthly lease obligations under the Lease Agreements). The Company paid $50,000 to obtain the Options.

     During the years ended July 31, 1998 and 1999 and for the three months ended October 31, 1999, the Company paid PennMex $181,000, $125,000 and $61,000, respectively, for Mexico related expenses incurred by that corporation on the Company's behalf. Such amounts were expensed. In addition, for the three months ended October 31, 1999, the Company has advanced on behalf of PennMex approximately $265,000 for purchases of equipment related to the Expansion which are included in capital construction in progress in the unaudited consolidated balance sheet.

The actual costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities are the sole responsibility of CPSC (the "Costs"). In addition, the Company has spent approximately $555,000 as of October 31, 1999 related to the Costs, which are included in capital construction in progress in the unaudited consolidated balance sheet.

     Foreign Ownership of LPG Operations. Both PennMex and Tergas are Mexican companies, which are owned 90% and 95%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, foreign ownership is permitted in the transportation and storage of LPG. In October 1999, the Company received a verbal opinion from the

Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI"), that the Company's planned strategy of selling LPG to PMI at the US border and then transporting the LPG through the Mexican portion of the US - Mexico Pipeline to the Mexican Terminal Facilities would comply with the LPG regulations. The Company intends to request a ruling (the "Ruling") from SECOFI confirming the verbal opinion. There is no certainty that the Company will obtain the Ruling, and if obtained that the Ruling will not be affected by future changes in Mexican laws.

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

     The operations of PennMex and/or Tergas are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

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

     Credit Arrangements. As of October 31, 1999, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB

Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron
County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, PG&E NGL Marketing, LP (PG&E) and/or Koch Hydrocarbon Company ("Koch"), the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of October 31, 1999, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E and Koch for purchases of LPG totaled $7.3 million of which $4.5 million was being used to secure unpaid purchases. In connection with these purchases, the Company had unpaid invoices due from PMI totaling $3.2 million and cash balances maintained in the RZB Credit Facility collateral account of $1.3 million as of October 31, 1999.

     Private Placements and Other Transactions. In connection with the Company's notice to repurchase 90,000 shares of the Convertible Stock for $900,000 plus dividends of $45,370 on September 3, 1999, the holder of the Convertible Stock elected to convert all of the Convertible Stock into 450,000 shares of common stock of the Company. The Company paid the $45,370 of dividends in cash.

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

     During October 1999, warrants to purchase a total of 163,636 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $385,951. The proceeds of such exercises were used for working capital purposes.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include one-time demand registration rights and/or piggy-back registration rights (the "Registration"). The Company is required to file an effective registration by either September 19, 1999, December 1, 1999 or January 31, 2000. In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999. The Company has also received notice of a demand for registration for certain of the Shares. The Registration Rights
Agreements do not contain provisions for damages, if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 and if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. The Company has received an extension with respect to the Shares required to be registered on December 1, 1999 until January 15, 2000.

     Judgment in favor of the Company. Judgment has been rendered in favor of the Company in connection with its litigation against IBC-Brownsville. On August 26, 1999, IBC-Brownsville was denied a rehearing of an earlier decision on June 10, 1999 in which the Supreme Count of Texas denied IBC's-Brownsville petition for review. During November 1999, IBC- Brownsville field a petition for writ of certiorari with the United States Supreme Court. As of July 31, 1999, the net amount of the award is approximately $4.0 million, which is comprised of the sum of (i) the original award, including attorney's fees, (ii) post-award interest, and (iii) cancellation of the note and accrued interest payable, less attorneys' fees. Although no assurance can be made that IBC-Brownsville will not continue to seek other legal remedies against the Judgment, management believes that the Company will ultimately prevail, and will receive the proceeds from such Judgment. In addition, a former officer of the Company is entitled to 5% of the net proceeds (after expenses and legal fees).

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) collect the Judgment, (ii) increase sales to its current customers, (iii) increase its customer base, (iv) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (v) expand its product lines, (vi) increase its source of LPG supply and at more favorable terms, (vii) obtain additional letters of credit financing and (viii) raise additional debt and/or equity capital. See note K to the unaudited consolidated financial statements.

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

FORWARD-LOOKING  STATEMENTS

     Statements in this report regarding future events or conditions are forward-looking statements. Actual results, performance or achievements could differ materially due to, among other things, factors discussed in this report and in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. These forward-looking statements include, but are not limited to, statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the completion and operations of the US - Mexico Pipeline, the Mexican Terminal Facilities and the Saltillo Terminal Facilities, foreign ownership of LPG operations, credit arrangements and other statements regarding matters that are not historical facts, and involves predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. We caution you, however, that this list of factors may not be complete.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     None.

PART  II

ITEM  1.  LEGAL  PROCEEDINGS

          See Note I to the unaudited Consolidated Financial Statements and Note N to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          See Note H to the unaudited consolidated financial statements and Note L to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.   Exhibits and Financial Statement Schedules

     The following Exhibits and Financial Statement Schedules are filed as part of this report:

EXHIBIT  NO.
------------

     10.140 Transfer of Shares Agreement dated November 4, 1999 between Jorge Bracamontes Aldana and the Company.

     10.141 Transfer of Shares Agreement dated November 4, 1999 between Juan Jose Navarro Plascencia and the Company.

       27.1 Financial Data Schedule.

b.   Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PENN  OCTANE  CORPORATION



December 13, 1999           By: /s/Ian T. Bothwell
                                --------------------
                                Ian T. Bothwell
                                Vice President, Treasurer, Assistant Secretary,
                                  Chief Financial Officer