Form 10-Q
period 2000-01-31
PENN OCTANE CORP
filed 2000-03-21
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  January  31,  2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from         to
                                   -------    -------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                             52-1790357
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

     The number of shares of Common Stock, par value $.01 per share, outstanding on February 29, 2000 was 12,996,131.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS

         ITEM                                                                       PAGE NO.
         ----                                                                       --------
Part I   1.     Financial  Statements

                Consolidated Balance Sheets as of January 31, 2000 (unaudited)
                and  July  31,  1999                                                     3-4

                Consolidated Statements of Operations for the three and six months
                ended  January  31,  2000  and  1999  (unaudited)                          5

                Consolidated  Statements  of  Cash  Flows  for  the  six  months
                ended  January  31,  2000  and  1999  (unaudited)                          6

                Notes  to  Consolidated  Financial  Statements  (unaudited)             7-24

         2.     Management's Discussion and Analysis of Financial Condition
                and  Results  of  Operations                                           25-36

         3.     Quantitative  and  Qualitative  Disclosures About Market Risk             36

Part II  1.     Legal  Proceedings                                                        37

         2.     Changes  in  Securities                                                   37

         3.     Defaults  Upon  Senior  Securities                                        37

         4.     Submission  of  Matters  to  a  Vote  of  Security  Holders               37

         5.     Other  Information                                                        37

         6.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          37

PART  I
ITEM  1.

                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                           ASSETS


                                                                    January 31,
                                                                       2000        July 31,
                                                                    (Unaudited)      1999
                                                                   -------------  ----------
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,255,574  $1,032,265
  Trade accounts receivable, less allowance for doubtful accounts
    of $521,067 and $521,067 . . . . . . . . . . . . . . . . . .       5,608,801   2,505,915
  Notes receivables (note F) . . . . . . . . . . . . . . . . . .         122,764      77,605
  Receivable from IBC-Brownsville (note M) . . . . . . . . . . .       4,254,347           -
  Inventories (note D) . . . . . . . . . . . . . . . . . . . . .       4,803,969     615,156
  Prepaid expenses and other current assets. . . . . . . . . . .          60,748      42,517
                                                                   -------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . . .      16,106,203   4,273,458
Property, plant and equipment - net (note C) . . . . . . . . . .       7,579,017   3,171,650
Lease rights (net of accumulated amortization
  of $547,252 and $524,355). . . . . . . . . . . . . . . . . . .         606,787     629,684
Notes receivable (note F). . . . . . . . . . . . . . . . . . . .         737,038     822,196
Other non-current assets . . . . . . . . . . . . . . . . . . . .          14,870      11,720
                                                                   -------------  ----------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . .   $  25,043,915  $8,908,708
                                                                   =============  ==========

        The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               January 31,
                                                                                   2000          July 31,
                                                                                (Unaudited)        1999
                                                                              --------------  ---------------
Current Liabilities
  Current maturities of long-term debt (note G). . . . . . . . . . . . . . .  $   3,944,493   $      365,859
  Revolving line of credit (note I). . . . . . . . . . . . . . . . . . . . .      3,707,035                -
  LPG trade accounts payable (note I). . . . . . . . . . . . . . . . . . . .      4,645,815        2,850,197
  Other accounts payable and accrued liabilities . . . . . . . . . . . . . .      3,122,140        1,382,603
                                                                              --------------  ---------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .     15,419,483        4,598,659
Long-term debt, less current maturities (note G) . . . . . . . . . . . . . .        128,034          258,617
Commitments and contingencies (note I) . . . . . . . . . . . . . . . . . . .              -                -
Stockholders' Equity (note H)
  Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at January 31, 2000 and July 31, 1999 .              -                -
  Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; 0 and 90,000 shares issued and
    outstanding at January 31, 2000 and July 31, 1999. . . . . . . . . . . .              -              900
  Common stock-$.01 par value, 25,000,000 shares authorized;
    12,901,131 and 11,845,497 shares issued and outstanding at
    January 31, 2000 and July 31, 1999 . . . . . . . . . . . . . . . . . . .        129,011          118,456
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .     19,334,662       17,133,222
  Notes receivable from the president of the Company and a related party for exercise of warrants, less reserve of $563,806 and $451,141 at
    January 31, 2000 and July 31, 1999 . . . . . . . . . . . . . . . . . . .     (2,765,350)      (2,765,350)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,201,925)     (10,435,796)
                                                                              --------------  ---------------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .      9,496,398        4,051,432
                                                                              --------------  ---------------
      Total liabilities and stockholders' equity . . . . . . . . . . . . . .  $  25,043,915   $    8,908,708
                                                                              ==============  ===============

        The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (UNAUDITED)


                                                                        Three Months Ended            Six Months Ended
                                                                   ----------------------------  ----------------------------
                                                                    January 31,    January 31,    January 31,    January 31,
                                                                       2000           1999           2000           1999
                                                                   -------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 19,006,831   $  8,353,027   $ 34,977,731   $ 14,831,593
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . .    17,823,068      7,413,785     32,788,080     13,323,218
                                                                   -------------  -------------  -------------  -------------
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .     1,183,763        939,242      2,189,651      1,508,375
                                                                   -------------  -------------  -------------  -------------
Selling, general and administrative expenses
  Legal and professional fees . . . . . . . . . . . . . . . . . .       456,321        223,617        622,050        426,699
  Salaries and payroll related expenses . . . . . . . . . . . . .       335,315        228,870        545,107        416,698
  Travel. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,963         43,740         87,983         80,105
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       190,400        148,465        324,297        258,200
                                                                   -------------  -------------  -------------  -------------
                                                                      1,011,999        644,692      1,579,437      1,181,702
                                                                   -------------  -------------  -------------  -------------
  Operating income. . . . . . . . . . . . . . . . . . . . . . . .       171,764        294,550        610,214        326,673
Other income (expense)
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . .      (237,970)      (200,681)      (303,997)      (293,074)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . .         2,858            879          6,386          1,297
  Award from litigation, net (note M) . . . . . . . . . . . . . .     3,036,638        987,114      3,036,638        987,114
                                                                   -------------  -------------  -------------  -------------
    Income (loss) from continuing operations before taxes . . . .     2,973,290      1,081,862      3,349,241      1,022,010
Provision for income taxes. . . . . . . . . . . . . . . . . . . .        70,000              -         70,000              -
                                                                   -------------  -------------  -------------  -------------
  Income (loss) from continuing operations. . . . . . . . . . . .     2,903,290      1,081,862      3,279,241      1,022,010
Discontinued operations, net of taxes (note E)
  Income (loss) from operations of CNG segment. . . . . . . . . .             -       (121,403)             -       (202,822)
                                                                   -------------  -------------  -------------  -------------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $  2,903,290   $    960,459   $  3,279,241   $    819,188
                                                                   =============  =============  =============  =============
Income (loss) from continuing operations
  per common share (note B) . . . . . . . . . . . . . . . . . . .  $       0.23   $       0.10   $       0.25   $       0.10
                                                                   =============  =============  =============  =============
Net income (loss) per common share (note B) . . . . . . . . . . .  $       0.23   $       0.09   $       0.25   $       0.08
                                                                   =============  =============  =============  =============
Income (loss) from continuing operations per
  common share assuming dilution (note B) . . . . . . . . . . . .  $       0.21   $       0.10   $       0.24   $       0.10
                                                                   =============  =============  =============  =============
Net income (loss) per common share assuming
  dilution (note B) . . . . . . . . . . . . . . . . . . . . . . .  $       0.21   $       0.09   $       0.24   $       0.08
                                                                   =============  =============  =============  =============
Weighted average common shares outstanding. . . . . . . . . . . .    12,894,078     10,479,319     12,685,225     10,215,996
                                                                   =============  =============  =============  =============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)


                                                                Six Months Ended
                                                         ------------------------------
                                                          January 31,     January 31,
                                                              2000            1999
                                                         --------------  --------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . .  $   3,279,241   $     819,188
Adjustments to reconcile net income to net cash used in
  (provided by) operating activities:
  Depreciation and amortization . . . . . . . . . . . .        116,054         159,291
  Amortization of lease rights. . . . . . . . . . . . .         22,898          22,897
  Amortization of loan discount . . . . . . . . . . . .        119,729          94,255
  Award from litigation . . . . . . . . . . . . . . . .     (3,036,638)       (987,114)

Changes in current assets and liabilities:
  Trade accounts receivable . . . . . . . . . . . . . .     (3,102,884)       (388,874)
  Inventories . . . . . . . . . . . . . . . . . . . . .     (4,188,813)        (48,092)
  Prepaids and other current assets . . . . . . . . . .        (18,231)         54,375
  LPG trade accounts payable. . . . . . . . . . . . . .      1,795,618         593,698
  Other assets and liabilities, net . . . . . . . . . .         (3,150)        (48,486)
  Other accounts payable and accrued liabilities. . . .        521,788        (104,058)
                                                         --------------  --------------
    Net cash provided by (used in) operating activities     (4,494,388)        167,080

Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . .     (1,523,421)       (170,485)
  Investment in leased interests. . . . . . . . . . . .     (3,000,000)              -
  Payments on note receivable . . . . . . . . . . . . .         40,000
                                                         --------------

    Net cash used in investing activities . . . . . . .     (4,483,421)       (170,485)

Cash flows from financing activities:
  Revolving credit facilities . . . . . . . . . . . . .      3,707,035        (404,322)
  Issuance of debt. . . . . . . . . . . . . . . . . . .      4,633,170          43,706
  Preferred stock dividends . . . . . . . . . . . . . .        (45,370)              -
  Issuance of common stock. . . . . . . . . . . . . . .      1,067,200         717,500
  Reduction in debt . . . . . . . . . . . . . . . . . .       (160,917)              -
                                                         --------------  --------------
    Net cash provided by financing activities . . . . .      9,201,118         356,884
                                                         --------------  --------------

      Net increase in cash. . . . . . . . . . . . . . .        223,309         353,479
Cash at beginning of period . . . . . . . . . . . . . .      1,032,265         157,513
                                                         --------------  --------------
Cash at end of period . . . . . . . . . . . . . . . . .  $   1,255,574   $     510,992
                                                         ==============  ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . .  $     149,493   $     125,800
                                                         ==============  ==============
Supplemental disclosures of non-cash transactions:
  Common stock and warrants issued. . . . . . . . . . .  $           -   $     144,883
                                                         ==============  ==============

        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  A  -  ORGANIZATION

Penn Octane Corporation, formerly International Energy Development Corporation ("IEDC") and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas ("LPG") pipeline lease agreement ("Pipeline Lease") with Seadrift Pipeline Corporation ("Seadrift"), a subsidiary of Union Carbide Corporation ("Union Carbide"). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation ("Company"). The Company is engaged primarily in the business of purchasing, transporting and selling LPG. Prior to March 1999, PennWilson CNG, Inc. ("PennWilson"), a subsidiary of the Company, provided services and equipment to the compressed natural gas ("CNG") industry. The
Company owns and operates a terminal facility in Brownsville, Texas ("Brownsville Terminal Facility"). The Company has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville Terminal Facility. The Company sells LPG primarily to P.M.I. Trading Limited ("PMI"). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company ("PEMEX"). PMI distributes the LPG purchased from the Company in the northeastern region of Mexico.

The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately all of the Company's total revenues for the six months ended January 31, 2000.

BASIS  OF  PRESENTATION
-----------------------

The accompanying financial statements include the Company and its subsidiaries (hereinafter referred to as the "Company"). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of January 31, 2000, the unaudited consolidated statements of operations for the three and six months ended January 31, 2000 and 1999, and the unaudited consolidated statements of cash flows for the six months ended January 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 2000 and the unaudited consolidated results of operations for the three and six months ended January 31, 2000 and 1999, and unaudited consolidated cash flows for the six months ended January 31, 2000 and 1999.

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

The Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion ("APB") Opinion No. 15 ("APB 15"), "Earnings Per Share". The statement became effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption was not permitted.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

The following table presents reconciliation's from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the convertible preferred stock and the warrants):

                                   For the three months ended January 31,2000  For the three months ended January 31,1999
                                   ------------------------------------------  ------------------------------------------
                                    Income (Loss)      Shares      Per-Share   Income (Loss)      Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                    --------------  -------------  ----------  --------------  -------------  -----------
Income (loss) from continuing
  Operations . . . . . . . . . . .  $    2,903,290              -           -  $   1,081,862               -           -
Income (loss) from   discontinued
  operations . . . . . . . . . . .               -              -           -       (121,403)              -           -
                                    --------------                             --------------
Net income (loss). . . . . . . . .       2,903,290              -           -        960,459               -           -
Less:  Dividends on preferred
  stock. . . . . . . . . . . . . .               -              -           -              -               -           -
BASIC EPS
Income (loss) from continuing
  operations available to
  common stockholders. . . . . . .       2,903,290     12,894,078  $     0.23      1,081,862      10,479,319  $     0.10
                                                                   ==========                                 ===========
Income (loss) from
  discontinued operations. . . . .               -     12,894,078  $     0.00       (121,403)     10,479,319  $    (0.01)
                                    --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders. . . . . . .       2,903,290     12,894,078  $     0.23        960,459      10,479,319  $     0.09
                                                                   ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants . . . . . . . . . . . . .               -        978,205           -              -          19,396           -
Convertible Preferred Stock. . . .               -              -           -              -               -           -
DILUTED EPS
Income (loss) from continuing
  operations available to
  common stockholders. . . . . . .       2,903,290     13,872,283  $     0.21      1,081,862      10,498,715  $     0.10
                                                                   ==========                                 ===========
Income (loss) from
  discontinued operations. . . . .               -     13,872,283  $     0.00       (121,403)     10,498,715  $    (0.01)
                                    --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders. . . . . . .  $    2,903,290     13,872,783  $     0.21  $     960,459      10,498,715  $     0.09
                                    ==============  =============  ==========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                 For the six months ended January 31, 2000   For the six months ended January 31,1999
                                 -----------------------------------------  ------------------------------------------
                                 Income (Loss)      Shares      Per-Share   Income (Loss)      Shares       Per-Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                 --------------  -------------  ----------  --------------  -------------  -----------
Income (loss) from continuing
  Operations. . . . . . . . . .  $   3,279,241               -           -  $   1,022,010               -           -
Income (loss) from
  discontinued operations . . .              -               -           -       (202,822)              -           -
                                 --------------                             --------------
Net income (loss) . . . . . . .      3,279,241               -           -        819,188               -           -
Less:  Dividends on preferred
  stock . . . . . . . . . . . .        (45,370)              -           -              -               -           -
BASIC EPS
Income (loss) from continuing
  operations available to
  common stockholders . . . . .      3,233,871      12,685,225  $     0,25      1,022,010      10,215,996  $     0.10
                                                                ==========                                 ===========
Income (loss) from
  discontinued operations . . .              -      12,685,225  $     0.00       (202,822)     10,215,996  $    (0.02)
                                 --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders . . . . .      3,233,871      12,685,225  $     0.25        819,188      10,215,996  $     0.08
                                                                ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants. . . . . . . . . . . .              -         813,534           -              -          98,686           -
Convertible Preferred Stock . .              -          83,152           -              -               -           -
DILUTED EPS
Income (loss) from continuing
  operations available to
  common stockholders . . . . .      3,233,871      13,581,911  $     0.24      1,022,010      10,314,682  $     0.10
                                                                ==========                                 ===========
Income (loss) from
  discontinued operations . . .              -      13,581,911  $     0.00       (202,822)     10,314,682  $    (0.02)
                                 --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders . . . . .  $   3,233,871      13,581,911  $     0.24  $     819,188      10,314,682  $     0.08
                                 ==============  =============  ==========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                        January 31,       July 31,
                                                            2000            1999
                                                       --------------  --------------
LPG:
  Brownsville Terminal Facilities:
    Building. . . . . . . . . . . . . . . . . . . . .  $     173,500   $     173,500
    Terminal facilities . . . . . . . . . . . . . . .      3,719,008       3,426,440
    Leasehold improvements. . . . . . . . . . . . . .        291,409         291,409
    Capital construction in progress (see note J) . .        306,645               -
    Equipment . . . . . . . . . . . . . . . . . . . .        383,011         378,039

                                                       --------------  --------------
                                                           4,873,573       4,269,388
                                                       --------------  --------------

  US-Mexico Pipeline and Mexican Terminal Facilities
  (see note J):
    Purchase of 50% interest in the Lease Agreements.      3,000,000               -
    Other costs paid by the Company . . . . . . . . .      1,490,525         572,774

                                                       --------------  --------------
                                                           4,490,525         572,774
                                                       --------------  --------------
Other:
  Automobile. . . . . . . . . . . . . . . . . . . . .         10,800          10,800
  Office Equipment. . . . . . . . . . . . . . . . . .         37,223          35,738

                                                       --------------  --------------
                                                              48,023          46,538
                                                       --------------  --------------

                                                           9,412,121       4,888,700

  Less:  accumulated depreciation and amortization. .     (1,833,104)     (1,717,050)

                                                       --------------  --------------
                                                       $   7,579,017   $   3,171,650
                                                       ==============  ==============

The actual costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities (the "Costs") are the sole responsibility of CPSC. As of January 31, 2000 and July 31, 1999, the Company has spent approximately $683,000 and $512,000, respectively, related to the Costs (see notes I and J).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  D  -  INVENTORIES

     Inventories  consist  of  the  following:

                                             January 31,   July 31,
                                                 2000        1999
                                             ------------  ---------
LPG:
  Pipeline. . . . . . . . . . . . . . . . .  $    657,596  $ 434,987
  LPG terminal. . . . . . . . . . . . . . .       288,046    180,169
  Storage-Union Carbide (see notes I and L)     3,858,327          -

                                             ------------  ---------
                                             $  4,803,969  $ 615,156
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

NOTE  F  -  SALE  OF  CNG  ASSETS

During May 1999, the Company sold its remaining CNG assets and business to a company ("Buyer") controlled by a director and officer of the Company. Under the terms of the sale, the Company received promissory notes aggregating $1,200,000 to be paid over a period of 61 months. The notes are collateralized by the CNG assets, the common stock of the Buyer owned by the director and officer and warrants to purchase 200,000 shares of common stock of the Company which had previously been issued to the director and officer by the Company. The director and officer has personally guaranteed a portion of the balance of the notes.

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

The Stock Pledge and Security Agreement ("Security Agreement") executed in connection with the sale provides that the Buyer may sell the collateral at fair market value at any time during the term of the notes without the Company's consent provided that all proceeds collected from the sale will be applied to the note balances. In addition, the Company has agreed to subordinate its secured interest in the collateral after the Buyer has paid $300,000 plus interest at 10% as provided for in the Security Agreement.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT

ISSUANCE  OF  NOTES
-------------------

From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, the Company also granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 279,559 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 and the Company agreed to issue to the holders of the Notes, additional warrants (the "Additional Warrants") to purchase a total of 213,066 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 if the Notes are not repurchased prior to 90 days from the original date of issuance of the Notes. The Company is also required to register the shares issuable in connection with exercise of the Warrants and the Additional Warrants on or before April 15, 2000.

Net proceeds from the Notes were used for the purchase of the 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities (see notes C and J) and for working capital purposes.

Under the terms of the Notes, the Company has agreed to pledge the Company's interests in the US-Mexico Pipeline and the Mexican Terminal Facilities.

In connection with the issuance of $3,869,000 and $710,000 of Notes from December 10, 1999 through January 18, 2000 and February 2, 2000, respectively, the Company paid a fee equal to a cash payment of $270,830 and $49,700 and warrants to purchase a total of 96,725 shares and 17,750 shares, respectively, of common stock of the Company at an exercise price of $4.00 per share, exercisable for three years. The Company also granted piggy back registration rights to the holders of the warrants issued for fees.

Upon the issuance of the Notes, the Company recorded a discount of $1,454,762 related to the fair value of the Warrants and the Additional Warrants issued and other costs, to be amortized over the life of the Notes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT  -  Continued

LONG-TERM  DEBT  CONSISTS  OF  THE  FOLLOWING:
----------------------------------------------

                                                                                    January 31,   July 31,
                                                                                        2000        1999
                                                                                    ------------  ---------
$4,944,000 in promissory notes, less unamortized discount of $1,345,128;
principal due December 15, 2000, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $2,250,000; interest at 9.0% (effective interest rate of approximately 45% after consideration of the discount and loan fees) on the principal amount of the promissory notes is due June 15, 2000 and
December 15, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,598,872          _
Contract for Bill of Sale which was extended in April 1999; due in monthly payments of $3,000, including interest at 10%; due in February 2001;
collateralized by a building.. . . . . . . . . . . . . . . . . . . . . . . . . . .        32,347  $  50,347
Noninterest bearing note payable, discounted at 7%, for legal services, due in monthly installments of $20,000 through January 2001 with a final payment
of $110,000 in February 2001.. . . . . . . . . . . . . . . . . . . . . . . . . . .       337,225    387,129

Note payable for legal services in connection with litigation; payable in
monthly installments of $11,092, including interest at 6.9% (see note I).. . . . .        74,083    127,000

Other long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,000     60,000

                                                                                       4,072,527    624,476
Current maturities.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,944,493    365,859
                                                                                    ------------  ---------
                                                                                    $    128,034  $ 258,617
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

NOTE  H  -  STOCKHOLDERS'  EQUITY

SERIES  B  -  SENIOR  PREFERRED  STOCK
--------------------------------------

At the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock (Series B Senior Preferred Stock) (the "Convertible Stock")for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued

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

During October 1999, warrants to purchase a total of 163,636 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $390,951. The proceeds of such exercises were used for working capital purposes.

During February 2000, warrants to purchase a total of 95,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $308,750. The proceeds of such exercises were used for working capital purposes.

BOARD  COMPENSATION  PLAN
-------------------------

During the Board of Directors (the "Board") meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the "Plan"). Under the Plan, all outside directors upon election to the Board will be entitled to receive warrants to purchase 20,000 shares of common stock of the Company and be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants become vested. The exercise price of the warrants issued under the Plan will be based on the average trading price of the Company's common stock on the effective date of the granting of the warrants, and the warrants will vest monthly over a one year period.

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

MANAGEMENT  INCENTIVE  PLAN
---------------------------

During December 2000, the Board authorized the implementation of a management incentive program whereby officers and directors of the Company received warrants to purchase 1,200,000 shares of common stock of the Company and warrants to purchase 400,000 shares of common stock of the Company were received by other members of management and consultants (the "Incentive Warrants"). The Incentive Warrants have an exercise price equal to $4.60 per share and will vest ratably on a monthly basis over three years or immediately upon a change in control in the Company.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  H  -  STOCKHOLDERS'  EQUITY  -  Continued

REGISTRATION  RIGHTS
--------------------

In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include demand registration rights and/or piggy-back registration rights and/or the Company is required to file an effective registration by either September 19, 1999, December 1, 1999, January 31, 2000 or April 15, 2000 (the "Registration"). In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999, December 1, 1999 or January 31, 2000. The Company has also received notice of a demand for registration for certain of the Shares. The registration rights agreements do not contain provisions for damages if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. The Company has received an extension of time to file the registration statement with respect to certain of the Shares required to be registered on December 1, 1999.

The total amount of shares and warrants subject to registration at February 29, 2000, are as follows:

                                Unexercised
                                  Shares     Warrants
                                -----------  ---------
Demand Registration Rights . .    1,400,000          -
Piggy-Back Registration Rights    1,617,576  1,379,419
                                -----------  ---------
Total Registrable Securities .    3,017,576  1,379,419
                                ===========  =========
Registration Rights Subject To
  Penalty* . . . . . . . . . .      400,000    200,000

*  Also  entitled  to  piggy-back  registration  rights

STOCK  AWARD  PLAN
------------------

Under the Company's 1997 Stock Award Plan (the "Stock Award Plan"), the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of January 31, 2000, to compensate consultants who have rendered significant services to the Company. The Stock Award Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the Stock Award Plan for purposes of its administration and make determinations relating to the Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Stock Award Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Stock Award Plan.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

LITIGATION

On March 16, 1999, the Company settled in mediation a lawsuit with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability, the Company agreed to pay Mr. Duran $250,000 in cash and the issuance of 100,000 shares of common stock of the Company of which $100,000 is to be paid by the Company's insurance carrier. The total settlement costs recorded by the Company at July 31, 1999 was $456,300. The Company has agreed to register the common stock issuable in the future. The parties have agreed to extend the date which the payments required in connection with the settlement, including the issuance of the common stock, are to be made.

On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract (Vendors). These amounts were previously recorded in the Company's balance sheet at the time of the complaint. In addition, Amwest was seeking pre-judgment for any amounts ultimately paid by Amwest relating to claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. In May 1999, the Company and PennWilson reached a settlement agreement with Amwest whereby Amwest will be reimbursed $160,000 by PennWilson for the payments made to the Vendors, with the Company acting as guarantor. Upon satisfactory payment, Amwest will dismiss its pending claims related to the payment bond. On October 12, 1999, a Demand for Arbitration (the "Arbitration") of $780,767 was filed by A.E. Schmidt Environmental ("Schmidt") against Amwest, PennWilson and the Company on the performance bond pursuant to the NYDOT contract. The Company has filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration. The Company is currently considering its legal options and intends to vigorously defend against the claims made against the performance bond but not yet paid by Amwest.

On January 28, 2000, a complaint was filed by WIN Capital Corporation ("WIN") in the Supreme Court of the State of New York, County of New York, against the Company for breach of contract seeking specific performance and declaratory relief in connection with an investment banking agreement. In connection with the lawsuit, WIN is seeking damages of no less than $1,500,000, issuance of warrants to purchase 150,000 shares of common stock of the Company at an exercise price of $1.75 per share exercisable for five years from November 10, 1998 and issuance of warrants to purchase 225,000 shares of common stock of the Company at a exercise price of $3.25 per share exercisable for five years from November 10, 1998. In addition, WIN is demanding that the warrants to be issued be registered by the Company. The Company believes that the allegations are without merit and intends to vigorously defend against the claims made by WIN.

On February 24, 2000, a complaint was filed in the 357th Judicial District Court of Cameron County, Texas, by a landowner (the "Landowner") against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred as the "Defendants") alleging that the Defendants had illegally trespassed on the Landowner's property (the "Property") in connection with the construction of the US-Mexico Pipeline and the Mexican Terminal Facilities (the "Complaint"). On March 20, 2000, the Defendants settled the Complaint (see note J).

On March 14, 2000 CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company is reviewing its legal options.

The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

As of January 31, 2000, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit
Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

In connection with the Company's purchases of LPG from Exxon Mobil Corporation ("Exxon") PG&E NGL Marketing, L.P. ("PG&E") and/or Koch Hydrocarbon Company
("Koch"), the Company issues letters of credit on a monthly basis based on anticipated purchases.

As of January 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E and Koch for purchases of LPG totaled $5,722,580 of which $4,645,815 was being used to secure unpaid purchases. In addition, as of January 31, 2000, the Company had borrowed $3,707,035 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at January 31, 2000, the Company had unpaid invoices due from PMI totaling $5,342,925, cash balances maintained in the RZB Credit Facility collateral account of $186,739 and inventory held in storage of $3,858,327 (see note D).

OPERATING  LEASE  COMMITMENTS

The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, which the Company believes will provide greater access to and from the Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual fee associated with the use of the Pipeline was increased by $350,000 less certain adjustments during the first two years from the Effective Date and the Company is required to pay for a minimum volume of storage of $300,000 per year beginning January 1, 2000. In addition, the Pipeline Lease Amendment also provides for variable rental increases based on monthly volumes purchased and flowing into the Pipeline and storage utilized.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

CAPITALIZED  LEASE  COMMITMENT
------------------------------

The following is a schedule of the estimated future minimum lease payments under the Lease Agreements for the US-Mexico Pipeline and Mexican Terminal Facilities together with the present value of the net minimum lease payments net of the 50% interest in Lease Agreements purchased during December 1999. The Company will record the capitalized lease obligations upon the Substantial Completion Date (see note J).

Total minimum lease payments. . . . . . . . . . . . . . . . . . . .  $   28,260,000

Less:  Amount representing estimated executory costs for operations    (  3,600,000)
                                                                     ---------------

                                                                         24,660,000

Less:  Amounts related to the purchased interest - see note J . . .   (  11,304,000)
                                                                     ---------------

Net minimum lease payments. . . . . . . . . . . . . . . . . . . . .      13,356,000

Less:  Amount representing interest . . . . . . . . . . . . . . . .    (  7,356,000)
                                                                     ---------------

Present value of net minimum lease payments . . . . . . . . . . . .  $    6,000,000
                                                                     ===============

In connection with the Addendum and the Letter Agreement, the Company may acquire the remaining 50% interest in the Lease Agreements. At the time that the Company has purchased the remaining 50% interest in the Lease Agreements, the Company will no longer record any capitalized lease obligations (see note
J).

NOTE  J  -  LPG  EXPANSION  PROGRAM

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

Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex") (see below), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US-Mexico Pipeline"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Mexican Terminal Facilities"). The construction and operation of the US-Mexico Pipeline and the Mexican Terminal Facilities are referred to as the "Expansion."

In addition to the Expansion, the Company has begun construction of (i) a midline pump station on the Pipeline (estimated cost of $1,500,000), (ii) expansion of the Brownsville Terminal Facility to allow for the loading and unloading of railcars, (iii) has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facilities") at an estimated cost of $500,000, and (iv) completed the purchase of a tank farm for a purchase price of $195,000 (plus costs related to the clean up of the tank farm), which after additional improvements will be capable of storing and distributing refined products. The Saltillo Terminal Facilities, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities. The Saltillo Terminal Facilities will contain storage to accommodate approximately 100,000 gallons of LPG. In connection with the purchase of the tank farm, the Company entered into a lease agreement for rental of the land which the tank farm occupies and for the use of a refined products pipeline connecting the tank farm with public dock facilities.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  Continued

In connection with the Expansion, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (the "Lease Agreements"), whereby CPSC agreed to construct and maintain the US-Mexico Pipeline (including an additional pipeline to accommodate refined products) and the Mexican Terminal Facilities and agreed to lease these assets to the Company. Under the terms of the Lease Agreements, the Company is required to make monthly rental payments of approximately $157,000, beginning the date that the US-Mexico Pipeline and Mexican Terminal Facilities reach substantial completion, as defined under the Lease Agreements (the "Substantial Completion Date"). During January 2000, CPSC notified the Company that the Substantial Completion Date had occurred. In addition, the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1,000,000 (the "LOC"). The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipeline and the Mexican Terminal Facilities at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the design, construction and maintenance of the US-Mexico Pipeline and Mexican Terminal Facilities (the "Costs"). As of January 31, 2000, the Company has spent approximately $683,000 related to the Costs, which are included in other costs paid by the Company (see note C).

On September 16, 1999, the Lease Agreements were amended whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the LOC originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten-month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1,000,000.

During December 1999, the Company and CPSC amended (the "Addendum") the Lease Agreements, which modified certain terms of the Lease Agreements, including all prior amendments, modifications, options, extensions and renewals, which were entered into from the date of the Lease Agreements until the date of the Addendum. In connection with the Addendum, the Company purchased 50% of the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements for $3,000,000 and the right to receive a minimum per month of the greater of $62,800 or 40% of the monthly net income from the Lease Agreements.

In addition, under the Addendum, the Company received an option until December 15, 2000 to acquire the remaining 50% of the US-Mexico Pipeline and Mexican Terminal Facilities, including the remaining 50% interest in the Lease Agreements for $6,000,000 and the issuance of (i) warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised by June 15, 2000 or (ii) warrants to purchase 300,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised thereafter.

In connection with the Addendum, the Company is also entitled to offset any amounts which have been paid by the Company on behalf of CPSC related to the completion of CPSC's obligations under the Lease Agreements, except for the $3,000,000 paid for the 50% interest, described herein, against the Company's future rental obligations under the Lease Agreements and/or against the option price of $6,000,000 to purchase the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements. The Company may also offset against its monthly rent obligations under the Lease Agreements any amounts to be received from its interests in the Lease Agreements so long as the Company is current on all of the lease payments required under the Lease Agreements.

As a result of the purchase of the 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements, the Company is only required to provide 50% of the collateral originally agreed to under the Lease Agreements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  Continued

On February 21, 2000, the Company and CPSC entered into a letter of agreement (the "Letter Agreement") whereby the Company modified the terms associated with acquiring the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, whereby the Company will only be required to make a cash payment of $4,500,000 ($2,000,000 to be paid on or prior to March 3, 2000, $1,000,000 payable on or before August 21, 2000 and $1,500,000 payable in twelve equal monthly installments beginning March 31, 2000) and warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share. In addition, the Company agreed to pay Cowboy $150,000 on or before June 1, 2000 as full satisfaction of a disputed claim arising from a previous consulting agreement entered into between Cowboy and the Company. The Company also agreed that all payments made by the Company on behalf of CPSC in connection with the Lease Agreements (see note C) be assumed by the Company. The Company has yet to make any payments under the Letter Agreement and is not obligated until CPSC provides the Company the among other things, proof of ownership and lease rights (see following paragraph) in connection with the US-Mexico Pipeline and Mexican Terminal Facilities. The closing of the purchase is subject to satisfactory transfer of title to all assets relating to the US-Mexico Pipeline and Mexican Terminal Facilities and execution of formal agreements.

In connection with the lawsuit filed on February 24, 2000 (see note I), the Company discovered that CPSC had not fulfilled all of its obligations under the Lease Agreements and therefore the Substantial Completion Date has not occurred. As a result, additional amounts may be required to reach the Substantial Completion Date. If CPSC is not able to complete the US-Mexico Pipeline and Mexican Terminal Facilities, the Company may incur additional costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities, the amount of which can not presently be determined. As described earlier, any additional costs incurred by the Company may be offset against future rental obligations under the Lease Agreements or against amounts required to be paid to purchase the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities.

For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date (see note I) for the portion of the obligations under the Lease Agreements which have not been purchased by the Company.

On May 31, 1999, Tergas, S.A. de C.V., a Mexican company ("Tergas") (see below), was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Mexican Terminal Facilities and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facilities.

In connection with the construction of the Mexico Pipelines and Mexican Terminal Facilities, CPSC provided all payments and delivery of equipment through Termatsal, S.A. de C.V., a Mexican company ("Termatsal") (see below).

PennMex, Tergas or Termatsal are currently the owners of the land which is being utilized for the Mexican Pipeline and Mexican Terminal Facilities, have entered into leases associated with the Saltillo Terminal Facilities, have been granted the permit for the Mexican Pipeline, have been granted and/or are expected to be granted permits to operate the Mexican Terminal Facilities and the Saltillo Terminal Facilities, or have title to the assets paid for by CPSC to construct the Mexican Pipeline and Mexican Terminal Facilities. In addition, the Company has advanced funds (totaling approximately $790,000 at January 31, 2000) to PennMex, Tergas or Termatsal in connection with the purchase of property, plant and equipment associated with the construction of the Mexican Pipeline, Mexican Terminal Facilities and the Saltillo Terminal Facilities, which are included in other costs paid by the Company (see note C).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  Continued

During the years ended July 31, 1998 and 1999 and for the six months ended January 31, 2000, the Company paid PennMex $181,000, $125,000 and $121,312, respectively, for Mexico related expenses incurred by that corporation on the Company's behalf. Such amounts were expensed.

PennMex, Tergas and Termatsal are Mexican companies which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes ("Bracamontes"), an officer and director of the Company and the balance by other citizens of Mexico.

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, transportation and storage of LPG by foreigners is permitted.

In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the Mexican Pipeline and Mexican Terminal Facilities would be considered a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owned Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 4, 1999, the Company and Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to formalize contracts among the Company, PennMex, Tergas and Termatsal for services to be performed in connection with the operations of the Mexican Pipeline, the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

The operations of PennMex, Tergas or Termatsal, are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities or transactions between Mexican and foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

The transfer of any of the interests acquired by the Company or the formalization of any contractual arrangements related to assets which are located in Mexico are dependent upon the determination of the ultimate legal structure of the ownership of such assets.

NOTE  K  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Lease Agreements, there exists significant uncertainties related to the substantial completion of the US-Mexico Pipeline and Mexican Terminal Facilities (see note J). In addition, the acquisition of the interests in PennMex and the operating agreements among the Company, Tergas, PennMex or Termatsal have yet to be consummated. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to obtain additional financing and to raise additional equity capital, the completion of the transactions related to the US-Mexico Pipeline and Mexican Terminal Facilities and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  K  -  REALIZATION  OF  ASSETS  -  Continued

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines, (v) increase its source of LPG supply and at more favorable terms, (vi) obtain additional letters of credit financing, (vii) raise additional debt and/or equity capital and (viii) resolve the issues related to the US-Mexico Pipeline and Mexican Terminal Facilities.

At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,000,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

NOTE  L  -  CONTRACTS

LPG  BUSINESS

The Company has entered into a sales agreement, as amended (the "Agreement"), with PMI, its major customer, to provide a minimum monthly volume of LPG to PMI through March 31, 2000. Sales to PMI for the six months ended January 31, 2000 totaled $34,883,855, representing approximately 100% of total revenues for the period. The Company is currently purchasing LPG from major suppliers to meet the minimum monthly volumes required in the Agreement. The suppliers' prices are below the sales price provided for in the Agreement.

Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10,100,000 gallons per month and 13,900,000 gallons per month blended in accordance with the specifications as outlined under the PMI Sales Agreement (the "Plant Commitment"), with a minimum of 10,100,000 gallons per month guaranteed by Exxon to be provided to the Company.

In addition, under the terms of the Exxon Supply Contract, Exxon is required to make operational its Corpus Christi Pipeline (the "CCPL") which will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the PMI Sales Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7,700,000 gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92,000,000 gallons the following year and 122,000,000 gallons each year thereafter and continuing for four years. The CCPL has yet to be completed.

The Exxon Supply Contract currently requires that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the PMI Sales Agreement. In addition, the Company is required to pay additional fees associated with the Additional Propane Supply, which will increase its LPG costs by a minimum of $.01 per gallon without considering the actual cost of the propane charged to the Company from other suppliers.

In September 1999, the Company and PG&E entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons (the "PG&E Supply") of propane beginning during October 1999.

Under the terms of the PG&E Supply Agreement, when the CCPL becomes operational, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement. Prior to the completion of the CCPL, the Company will receive delivery of the PG&E Supply through the facilities provided for under the Pipeline Lease Amendment.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NOTE  L  -  CONTRACTS  -  Continued

In March 2000, the Company and Koch entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In connection with the Koch Supply Contract, the sales price charged to the Company may be adjusted during each year of the contract (the "Contract Year") if Koch receives a bona-fide third party offer prior to the Contract Year for the Koch Supply and the Company agrees to accept such price adjustment for the Contract Year at issue, otherwise the Koch Supply Contract shall be terminated. Furthermore, the Company has agreed to pay additional charges associated with the construction of a new pipeline interconnection which would allow deliveries of the Koch Supply into the CCPL.

In connection with the delivery of the Koch Supply, Exxon has yet to make operational the CCPL. Accordingly, the Company will not be able to accept the Koch Supply until the completion of the CCPL. During the period April 1, 2000 to the date the CCPL is completed, the Company will arrange for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company anticipates that the net cost to the Company in connection with the Unaccepted Koch Supply Sales will be between $0.00 per gallon and $.025 per gallon.

Under the terms of the Koch Supply Contract, when the CCPL becomes operational, the Koch Supply will be delivered into the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement.

During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (the "Duke Supply") of propane or propane/butane mix, beginning April 1, 2000.

Under the terms of the Duke Supply Contract, the Company will be required to pay for modifications related to the connections necessary to bring a portion of the Duke Supply into the Pipeline facilities. These costs are expected to be minimal. All other Duke Supply will be delivered through facilities provided for under the Pipeline Lease Amendment, and blended to the proper specifications as outlined under the PMI Sales Agreement.

In addition, upon completion of the CCPL, the delivery of the PG&E Supply or the Koch Supply would satisfy a portion or all of the CCPL Supply requirements under the Exxon Supply Contract.

The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply over actual sales volumes. Furthermore, the Company's existing letter of credit facility may not be adequate and the Company may require additional sources of financing to meet the letter of credit requirements under the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract or the Duke Supply Contract.

CONSULTING  COMMISSION  AGREEMENT

The Company has entered into an incentive arrangement with several consultants (the "Arrangement") whereby the Company will pay a commission based on $.001 plus 5% of every $.01 of gross margin in excess of $.0425 earned by the Company in connection with the LPG sales of the Company, so long as the volume is in excess of 7.5 million gallons per month. The Arrangement became effective July 1, 1999 and is renewable annually. The amounts owed by the Company to the Consultants for the period from August 1, 1999 through January 31, 2000, were not material.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

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

In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville (the "Petitioner") filed a petition for review with the Supreme Court of Texas. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, the Petitioner filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. During November 1999, the Petitioner filed a petition for writ of certiorari with the United States Supreme Court. On January 24, 2000, the United States Supreme Court denied the Petitioner's request for review and the Judgment became final and binding. During March 2000, the Company received a cash payment from IBC-Brownsville of $4,254,347 of which approximately $1,200,000 is to be paid for legal fees and for other expenses associated with the Judgment.

For the quarter ended January 31, 1999, the Company recorded a gain of approximately $987,000, which represented the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (non-cash). The cash portion of the Judgment received by the Company, net of all contingent expenses, has been recorded as a gain during the three months ended January 31, 2000.

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

     Historically, the Company has derived substantially all of its revenues from sales of LPG to PMI, its primary customer. During the six months ended January 31, 2000, the Company derived approximately all of its revenues from sales of LPG.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold other than the purchase price of LPG may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from suppliers and resold to PMI could result in unanticipated costs.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and six months ended January 31, 2000 and 1999.

                                 Three Months Ended           Six Months Ended
                             --------------------------  --------------------------
                             January 31,   January 31,   January 31,   January 31,
                                 2000          1999          2000          1999
                             ------------  ------------  ------------  ------------
Volume Sold
  LPG (millions of gallons)          36.6          31.5          70.4          54.0

Average sales price

  LPG (per gallon). . . . .  $       0.52  $       0.26  $       0.50  $       0.27

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 2000 COMPARED WITH THE THREE MONTHS ENDED JANUARY 31, 1999

     Revenues. Revenues for the three months ended January 31, 2000 were $19.0 million compared with $8.4 million for the three months ended January 31, 1999, an increase of $10.6 million or 127.5%. Of this increase $2.6 million was attributable to increased volumes of LPG sold in the three months ended January 31, 2000 and $8.0 million was attributable to increased average sales prices of LPG sold in the three months ended January 31, 2000.

     Cost of sales. Cost of sales for the three months ended January 31, 2000 was $17.8 million compared with $7.4 million for the three months ended January 31, 1999, an increase of $10.4 million or 140.4%. Of this increase $2.4 million was attributable to an increased volumes of LPG purchased in the three months ended January 31, 2000, $7.7 million was attributable to increased average sales prices of LPG purchased in the three months ended January 31, 2000 and $370,612 was attributable to increased operating costs associated with LPG during the three months ended January 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.0 million for the three months ended January 31, 2000 compared with $644,692 for the three months ended January 31, 1999, an increase of $367,307 or 57.0%. This increase was primarily attributable to additional professional fees incurred during the three months ended January 31, 2000.

     Other income and expense, net. Other income (expense), net was $2.8 million for the three months ended January 31, 2000 compared with $787,312 for the three months ended January 31, 1999, an increase of $2.0 million. The increase in other income, net was due primarily to increased income from the award from litigation of $2.1 million which was recorded during the three months ended January 31, 2000 compared with the award from litigation recorded during the three months ended January 31, 1999.

     Income tax. During the three months ended January 31, 2000, the Company recorded a provision for income taxes of $70,000, representing the alternative minimum tax due. Due to the availability of net operating loss carryforwards ($8.0 million at July 31, 1999), the Company did not incur any additional income tax expense during the three months ended January 31, 2000. Due to the availability of net operating loss carryforwards at June 31, 1998 of $8.8 million, there was no income tax expense recorded during the three months ended January 31, 1999. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternate minimum taxes paid.

     SIX MONTHS ENDED JANUARY 31, 2000 COMPARED WITH THE SIX MONTHS ENDED JANUARY 31, 1999

     Revenues. Revenues for the six months ended January 31, 2000 were $35.0 million compared with $14.8 million for the six months ended January 31, 1999, an increase of $20.2 million or 135.8%. Of this increase $8.2 million was attributable to increased volumes of LPG sold in the six months ended January 31, 2000 and $12.1 million was attributable to increased average sales prices of LPG sold in the six months ended January 31, 2000.

     Cost of sales. Cost of sales for the six months ended January 31, 2000 was $32.8 million compared with $13.3 million for the six months ended January 31, 1999, an increase of $19.5 million or 146.1%. Of this increase $7.4 million was attributable to an increased volumes of LPG purchased in the six months ended January 31, 2000, $11.8 million was attributable to increased average sales prices of LPG purchased in the six months ended January 31, 2000 and $339,596 was attributable to increased operating costs associated with LPG during the six months ended January 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.6 million for the six months ended January 31, 2000 compared with $1.2 million for the six months ended January 31, 1999, an increase of $397,735 or 33.7%. This increase was primarily attributable to additional professional fees incurred during the six months ended January 31, 2000.

     Other income and expense, net. Other income (expense), net was $2.7 million for the six months ended January 31, 2000 compared with $695,337 for the six months ended January 31, 1999, an increase of $2.0 million. The increase in other income, net was due primarily to increased income from the award from litigation of $2.1 million which was recorded during the six months ended January 31, 2000 compared with the award from litigation recorded during the six months ended January 31, 2000.

     Income tax. During the six months ended January 31, 2000, the Company recorded a provision for income taxes of $70,000, representing the alternative minimum tax due. Due to the availability of net operating loss carryforwards ($8.0 million at July 31, 1999), the Company did not incur any additional income tax expense during the six months ended January 31, 2000. Due to the availability of net operating loss carryforwards at June 31, 1998 of $8.8 million, there was no income tax expense recorded during the six months ended January 31, 1999. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternate minimum taxes paid.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Lease Agreements, there exists significant uncertainties related to the substantial completion of the US-Mexico Pipeline and Mexican Terminal Facilities (see note J to the unaudited consolidated financial statements). The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the six months ended January 31, 2000 and 1999. All information is in thousands.

                                                           Six months Ended
                                                     ----------------------------
                                                      January 31,    January 31,
                                                         2000           1999
                                                     -------------  -------------
Net cash provided by (used in) operating activities  $     (4,494)  $        167
Net cash (used in) investing. . . . . . . . . . . .        (4,484)          (171)
  Activities
Net cash provided by financing activities . . . . .         9,201            357
                                                     -------------  -------------
Net increase in cash  . . . . . . . . . . . . . . .  $        223   $        353
                                                     =============  =============

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

     LPG Supply Agreements. During October 1998, the Company entered into a monthly supply agreement with Exxon Mobil Corporation ("Exxon") pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10.1 million gallons per month and 13.9 million gallons per month blended in accordance with the specifications as outlined under the PMI Sales Agreement (the "Plant Commitment"), with a minimum of 10.1 million gallons per month guaranteed by Exxon to be provided to the Company.

     In addition, under the terms of the Exxon Supply Contract, Exxon is required to make operational its Corpus Christi Pipeline (the "CCPL") which will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the PMI Sales Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92.0 million gallons the following year and 122.0 million gallons each year thereafter and continuing for four years. The CCPL has yet to be completed.

     The Exxon Supply Contract currently requires that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the PMI Sales Agreement. In addition, the Company is required to pay additional fees associated with the Additional Propane Supply, which will increase its LPG costs by a minimum of $.01 per gallon without considering the actual cost of the propane charged to the Company from other suppliers.

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

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In connection with the Koch Supply Contract, the sales price charged to the Company may be adjusted during each year of the contract (the "Contract Year") if Koch receives a bona-fide third party offer prior to the Contract Year for the Koch Supply and the Company agrees to accept such price adjustment for the Contract Year at issue, otherwise the Koch Supply Contract shall be terminated. Furthermore, the Company has agreed to pay additional charges associated with the construction of a new pipeline interconnection which would allow deliveries of the Koch Supply into the CCPL.

     In connection with the delivery of the Koch Supply, Exxon has yet to make operational the CCPL. Accordingly, the Company will not be able to accept the Koch Supply until the completion of the CCPL. During the period April 1, 2000 to the date the CCPL is completed, the Company will arrange for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company anticipates that the net cost to the Company in connection with the Unaccepted Koch Supply Sales will be between $0.00 per gallon and $.025 per gallon.

     Under the terms of the Koch Supply Contract, when the CCPL becomes operational, the Koch Supply will be delivered into the CCPL, as described above, and blended to the proper specifications as outlined under the PMI Sales Agreement.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix, beginning April 1, 2000.

     Under the terms of the Duke Supply Contract, the Company will be required to pay for modifications related to the connections necessary to bring a portion of the Duke Supply into the Pipeline facilities. These costs are expected to be minimal. All other Duke Supply will be delivered through facilities provided for under the Pipeline Lease Amendment, and blended to the proper specifications as outlined under the PMI Sales Agreement.

     In addition, upon completion of the CCPL, the delivery of the PG&E Supply or the Koch Supply would satisfy a portion or all of the CCPL Supply requirements under the Exxon Supply Contract.

     In connection with the Plant Commitment, the PG&E Supply, the Koch Supply and the Duke Supply, the Company anticipates lower gross margins on its sales of LPG under the PMI Sales Agreement of approximately 10% - 40% as a result of increased LPG costs compared with the previous agreements to purchase LPG. The Company may incur significant additional costs associated with storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply (the "Excess Supply") over actual sales volumes.

     The Company believes that the terms of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract are commensurate with the anticipated future demand for LPG in Mexico and that any additional costs associated with the Excess Supply as well as the increase in the costs for LPG over previous agreements will be offset by increased sales margins on LPG sold to the Company's customers. The Company further believes that any additional costs incurred in connection with the Plant Commitment, the CCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply, if any, will be short-term in nature.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms as favorable as the PMI Sales Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses as a result of not being able to meet its minimum purchase requirements under the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract or the costs of LPG may be in excess of prices received on sales of LPG.

     Furthermore, until the US-Mexico Pipeline and Mexican Terminal Facilities and Saltillo Terminal Facilities are completed and begin to be utilized, the Company will be required to deliver the minimum monthly volumes from its Brownsville terminal facility (see note J to the unaudited consolidated financial statements). Historically, sales of LPG from the Brownsville terminal facility have not exceeded 12.7 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from Exxon, PG&E, Koch or Duke or other suppliers, may limit the ability of the Company to accept the Plant Commitment, the CCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply.

     Under the terms of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product purchased. The amount of product to be purchased under the Exxon Supply Contract, the PG&E
Supply Agreement, the Koch Supply Contract and the Duke Supply Contract are significantly higher than historical amounts. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate and the Company may require additional sources of financing to meet the letter of credit requirements under the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract. Furthermore upon the implementation of Deregulation the Company anticipates entering into contracts with Mexican customers which require payments in pesos. In addition the Mexican customers may be limited in their ability to provide adequate financing.

As a result of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract, the Company believes that its has an adequate supply of LPG to satisfy the requirements of PMI under the PMI Sales Agreement and to meet its future sales obligations, if any, upon the expiration of the PMI Sales Agreement. Due to strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to achieve higher margins on the sale of LPG in the future.

     In determining whether any supplier will be utilized, the Company considers the applicable prices charged as well as any additional fees that may be required to be paid under the Pipeline Lease Amendment and other costs.

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

     Present Pipeline capacity is approximately 265 million gallons per year. During the six months ended January 31, 2000, the Company sold 70.4 million gallons of LPG which flowed through the Pipeline. The Company intends to increase the Pipeline's capacity through the installation of additional pumping
equipment.   (See  "LPG  Expansion  Program"  below).

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

     Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex") (see below), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US-Mexico Pipeline"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Mexican Terminal Facilities"). The construction and operation of the US-Mexico Pipeline and the Mexican Terminal Facilities are referred to as the "Expansion."

     Management believes that as a result of the Expansion, the Company will have additional strengths due to its ability to penetrate further into Mexico, provide greater volumes of LPG as a result of reduced cross border trucking delays and greater access to Mexican distribution resources and the potential to achieve greater margins on its LPG sales.

     In addition to the Expansion, the Company has begun construction of (i) a midline pump station on the Pipeline (estimated cost of $1.5 million), (ii) expansion of the Brownsville Terminal Facility to allow for the loading and unloading of railcars, (iii) has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facilities") at an estimated cost of $500,000, and (iv) completed the purchase of a tank farm for a purchase price of $195,000 (plus costs related to the clean up of the tank farm), which after additional improvements will be capable of storing and distributing refined products. The Saltillo Terminal Facilities, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facilities. The Saltillo Terminal Facilities will contain storage to accommodate approximately 100,000 gallons of LPG. In connection with the purchase of the tank farm, the Company entered into a lease agreement for rental of the land which the tank farm occupies and for the use of a refined products pipeline connecting the tank farm with public dock facilities. The completion of the midline pump station will increase the capacity of the Pipeline to 360 million gallons per year.

In connection with the Expansion, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, (the "Lease Agreements"), whereby CPSC agreed to construct and maintain the US-Mexico Pipeline (including an additional pipeline to accommodate refined products) and the Mexican Terminal Facilities and agreed to lease these assets to the Company. Under the terms of the Lease Agreements, the Company is required to make monthly rental payments of approximately $157,000, beginning the date that the US-Mexico Pipeline and Mexican Terminal Facilities reach substantial completion, as defined under the Lease Agreements (the "Substantial Completion Date"). During January 2000, CPSC notified the Company that the Substantial Completion Date had occurred. In addition, the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1.0 million (the "LOC"). The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipeline and the Mexican Terminal Facilities at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the design, construction and maintenance of the US-Mexico Pipeline and Mexican Terminal Facilities (the "Costs"). As of January 31, 2000, the Company has spent approximately $683,000 related to the Costs, which are included in other costs paid by the Company (see note C to the unaudited consolidated financial statements).

     On  September  16,  1999,  the  Lease  Agreements were amended whereby CPSC agreed  to  accept  500,000  shares  of common stock of the Company owned by the
President of the Company (the "Collateral") in place of the LOC originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten-month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1.0 million.

     During December 1999, the Company and CPSC amended (the "Addendum") the Lease Agreements, which modified certain terms of the Lease Agreements, including all prior amendments, modifications, options, extensions and renewals, which were entered into from the date of the Lease Agreements until the date of the Addendum. In connection with the Addendum, the Company purchased 50% of the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements for $3.0 million and the right to receive a minimum per month of the greater of $62,800 or 40% of the monthly net income from the Lease Agreements.

     In addition, under the Addendum, the Company received an option until December 15, 2000 to acquire the remaining 50% of the US-Mexico Pipeline and Mexican Terminal Facilities, including the remaining 50% interest in the Lease Agreements for $6.0 million and the issuance of (i) warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised by June 15, 2000 or (ii) warrants to purchase 300,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised thereafter.

     In connection with the Addendum, the Company is also entitled to offset any amounts which have been paid by the Company on behalf of CPSC related to the completion of CPSC's obligations under the Lease Agreements, except for the $3.0 million paid for the 50% interest, described herein, against the Company's future rental obligations under the Lease Agreements and/or against the option price of $6.0 million to purchase the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements. The Company may also offset against its monthly rent obligations under the Lease Agreements any amounts to be received from its interests in the Lease Agreements so long as the Company is current on all of the lease payments required under the Lease Agreements.

     As a result of the purchase of the 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, including a 50% interest in the underlying Lease Agreements, the Company is only required to provide 50% of the collateral originally agreed to under the Lease Agreements.

     On February 21, 2000, the Company and CPSC entered into a letter of agreement (the "Letter Agreement") whereby the Company modified the terms associated with acquiring the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities, whereby the Company will only be required to make a cash payment of $4.5 million ($2.0 million to be paid on or prior to March 3, 2000, $1.0 million payable on or before August 21, 2000 and $1.5 million payable in twelve equal monthly installments beginning March 31, 2000) and warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share. In addition, the Company agreed to pay Cowboy Pipeline Service Company, Inc. ("Cowboy") $150,000 on or before June 1, 2000 as full satisfaction of a disputed claim arising from a previous consulting agreement entered into between Cowboy and the Company. The Company also agreed that all payments made by the Company on behalf of CPSC in connection with the Lease Agreements (see note C to the unaudited consolidated financial statements) be assumed by the Company. The Company has yet to make any payments under the Letter Agreement and is not obligated until CPSC provides the Company the among other things, proof of ownership and lease rights (see following paragraph) in connection with the US-Mexico Pipeline and Mexican Terminal Facilities. The closing of the purchase is subject to satisfactory transfer of title to all assets relating to the US-Mexico Pipeline and Mexican Terminal Facilities and execution of formal agreements.

     In connection with the lawsuit filed on February 24, 2000 (see note I to the unaudited consolidated financial statements), the Company discovered that CPSC had not fulfilled all of its obligations under the Lease Agreements and therefore the Substantial Completion Date has not occurred. As a result, additional amounts may be required to reach the Substantial Completion Date. If CPSC is not able to complete the US-Mexico Pipeline and Mexican Terminal Facilities, the Company may incur additional costs to complete the US-Mexico Pipeline and Mexican Terminal Facilities, the amount of which can not presently be determined. As described earlier, any additional costs incurred by the Company may be offset against future rental obligations under the Lease Agreements or against amounts required to be paid to purchase the remaining 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities.

     For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities will be recorded in the Company's balance sheet on the Substantial Completion Date for the portion of the obligations under the Lease Agreements which have not been purchased by the Company.

     On May 31, 1999, Tergas, S.A. de C.V., a Mexican company ("Tergas") (see below), was formed for the purpose of operating LPG terminal facilities in Mexico, including the Mexican Terminal Facilities and the planned Saltillo Terminal Facilities and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Mexican Terminal Facilities and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facilities.

     In connection with the construction of the Mexico Pipelines and Mexican Terminal Facilities, CPSC provided all payments and delivery of equipment through Termatsal, S.A. de C.V., a Mexican company ("Termatsal") (see below).

     PennMex, Tergas or Termatsal are currently the owners of the land which is being utilized for the Mexican Pipeline and Mexican Terminal Facilities, have entered into leases associated with the Saltillo Terminal Facilities, have been granted the permit for the Mexican Pipeline, have been granted and/or are expected to be granted permits to operate the Mexican Terminal Facilities and the Saltillo Terminal Facilities, or have title to the assets paid for by CPSC to construct the Mexican Pipeline and Mexican Terminal Facilities. In addition, the Company has advanced funds (totaling approximately $790,000 at January 31, 2000) to PennMex, Tergas or Termatsal in connection with the purchase of property, plant and equipment associated with the construction of the Mexican Pipeline, Mexican Terminal Facilities and the Saltillo Terminal Facilities, which are included in other costs paid by the Company (see note C to the unaudited consolidated financial statements).

     During the years ended July 31, 1998 and 1999 and for the six months ended January 31, 2000, the Company paid PennMex $181,000, $125,000 and $121,312, respectively, for Mexico related expenses incurred by that corporation on the Company's behalf. Such amounts were expensed.

     Foreign Ownership of LPG Operations. PennMex, Tergas and Termatsal are Mexican companies which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes ("Bracamontes"), an officer and director of the Company and the balance by other citizens of Mexico.

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities are prohibited. However, transportation and storage of LPG by foreigners is permitted.

     In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the Mexican Pipeline and Mexican Terminal
Facilities would be considered a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owned Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 4, 1999, the Company and Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to formalize contracts among the Company, PennMex, Tergas and Termatsal for services to be performed in connection with the operations of the Mexican Pipeline, the Mexican Terminal Facilities and the Saltillo Terminal Facilities.

     The operations of PennMex, Tergas or Termatsal, are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities or transactions between Mexican and foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

     The transfer of any of the interests acquired by the Company or the formalization of any contractual arrangements related to assets which are located in Mexico are dependent upon the determination of the ultimate legal structure of the ownership of such assets.

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

     Pursuant to the PMI Sales Agreement upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the PMI Sales Agreement. Depending on the outcome of any such re-negotiation, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the PMI Sales Agreement to account for the effects of Deregulation.

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

     Credit Arrangements. As of January 31, 2000, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, PG&E and/or Koch, the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of January 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E and Koch for purchases of LPG totaled $5.7 million of which $4.6 million was being used to secure unpaid purchases. In addition, as of January 31, 2000, the Company had borrowed $3.7 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at January 31, 2000, the Company had unpaid invoices due from PMI totaling $5.3 million, cash balances maintained in the RZB Credit Facility collateral account of $186,739 and inventory held in storage of $3.9 million.

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

     During October 1999, warrants to purchase a total of 163,636 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $390,951. The proceeds of such exercises were used for working capital purposes.

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $5.0 million and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, the Company also granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 279,559 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 and the Company agreed to issue to the holders of the Notes, additional warrants (the "Additional Warrants") to purchase a total of 213,066 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 if the Notes are not repurchased prior to 90 days from the original date of issuance of the Notes. The Company is also required to register the shares issuable in connection with exercise of the Warrants and the Additional Warrants on or before April 15, 2000.

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US-Mexico Pipeline and Mexican Terminal Facilities (see notes C and J to the unaudited consolidated financial statement) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's interests in the US-Mexico Pipeline and the Mexican Terminal Facilities.

     In connection with the issuance of $3.9 million and $710,000 of Notes from December 10, 1999 through January 18, 2000 and February 2, 2000, respectively, the Company paid a fee equal to a cash payment of $270,830 and $49,700 and warrants to purchase a total of 96,725 shares and 17,750 shares, respectively, of common stock of the Company at an exercise price of $4.00 per share, exercisable for three years. The Company also granted piggy back registration rights to the holders of the Warrants and the Additional Warrants issued for fees.

     During February 2000, warrants to purchase a total of 95,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $308,750. The proceeds of such exercises were used for working capital purposes.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include demand registration rights and/or piggy-back registration rights and/or the Company is required to file an effective registration by either September 19, 1999, December 1, 1999, January 31, 2000 or April 15, 2000 (the "Registration"). In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999, December 1, 1999 or January 31, 2000. The Company has also received notice of a demand for registration for certain of the Shares. The registration rights agreements do not contain provisions for damages if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each month after December 1999 if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. The Company has received an extension of time to file the registration statement with respect to certain of the Shares required to be registered on December 1, 1999.

     Judgment in favor of the Company. During March 2000, the Company received the cash portion of the Judgement from IBC-Brownsville of $4.3 million of which approximately $1.2 million is to be paid for legal fees and other expenses associated with the Judgment.

     Settlement of Litigation. On March 16, 1999, the Company settled in mediation a lawsuit with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability the Company agreed to pay Mr. Duran $250,000 in cash and the issuance of 100,000 shares of common stock of the Company of which $100,000 is to be paid by the Company's insurance carrier. The Company has agreed to register the stock in the future. The parties have agreed to extend the date which the payments required in connection with the settlement, including the issuance of the common stock, are to be made.

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts as shown in the Company's consolidated balance sheet is dependent upon (i) the Company's ability to obtain additional financing and raise additional equity capital, (ii) the completion of the transactions related to the US-Mexico Pipeline and Mexican Terminal Facilities, (iii) the success of the Company's future operations and Expansion Program, and (iv) the consummation of the acquisition of the interests in PennMex and the operating agreements among the Company, Tergas, PennMex or Termatsal.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines, (v) increase its source of LPG supply and at more favorable terms, (vi) obtain additional letters of credit financing, (vii) raise additional debt and/or equity capital and (viii) resolve the issues related to the US-Mexico Pipeline and Mexican Terminal Facilities. See note K to the unaudited consolidated financial statements.

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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

             See Notes G and H to the unaudited Consolidated Financial Statements and Note L to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 for information concerning certain sales of Securities.

             The Notes, Warrants, Additional Warrants and other securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) and Section 4(6) and Rule 506 of Regulation D promulgated thereunder.

             Pennsylvania Merchant Group acted as placement agent for the Company in connection with certain of the transactions.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

             None.

ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.     Exhibits  and  Financial  Statement  Schedules

     The  following  Exhibits  are  incorporated  herein  by  reference:

EXHIBIT  NO.
------------

10.14 Transfer of Shares Agreement dated November 4, 1999 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

10.15     Transfer of Shares Agreement dated November 4, 1999 between Juan Jose
           Navarro Plascencia and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

     The following Exhibits and Financial Statement Schedules are filed as part of this report:

10.16 Addendum dated December 15, 1999 between CPSC International, Inc. and the Company.

27.1       Financial  Data  Schedule.

b.     Reports  on  Form  8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENN OCTANE CORPORATION



March 21, 2000               By: /s/ Ian T. Bothwell
                                 -------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                   Chief Financial Officer