Form 10-Q
period 2000-04-30
PENN OCTANE CORP
filed 2000-06-19
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from                 to
                                       -----------------  ----------------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                   52-1790357
  (State or Other Jurisdiction            (I.R.S. Employer  Identification  No.)
of Incorporation or Organization)

77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA                    92211
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

     The number of shares of Common Stock, par value $.01 per share, outstanding on June 13, 2000 was 13,435,198.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS

        ITEM                                                            PAGE NO.
        ----                                                            --------
Part I   1.  Financial  Statements

             Report on Review by Independent Certified Public Accountants      3

             Consolidated Balance Sheets as of April 30, 2000 (unaudited)
             and  July  31,  1999                                            4-5


             Consolidated  Statements  of  Operations for the three
             and  nine months ended April 30, 2000 and 1999 (unaudited)        6

             Consolidated  Statements  of  Cash  Flows  for  the  nine
             months ended  April  30,  2000  and  1999  (unaudited)            7

             Notes  to  Consolidated  Financial Statements (unaudited)      8-27

         2.  Management's Discussion and Analysis of Financial
             Condition and  Results  of  Operations                        28-40

         3.  Quantitative and Qualitative Disclosures About Market Risk       41

Part II  1.  Legal  Proceedings                                               42

         2.  Changes  in  Securities                                          42

         3.  Defaults  Upon  Senior  Securities                               42

         4.  Submission of Matters to a Vote of Security Holders              42

         5.  Other  Information                                               42

         6.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                         43

         7.  Signatures                                                       44

               Review by Independent Certified Public Accountants


Board  of  Directors  and  Shareholders
Penn  Octane  Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of April 30, 2000, and the related consolidated statements of operations and cash flows for the three-month and nine-month period ended April 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of July 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. Our report letter contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Brownsville,  Texas
June  19,  2000

PART  I
ITEM  1.


                             PENN OCTANE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                              ASSETS


                                                                           April 30,
                                                                             2000        July 31,
                                                                          (Unaudited)     1999
                                                                          -----------  ----------
Current Assets
     Cash                                                                 $ 1,195,477  $1,032,265
     Trade accounts receivable, less allowance for doubtful accounts of     4,431,858   2,505,915
     $521,067 and $521,067
     Notes receivable (note F)                                                122,764      77,605
     Inventories (note D)                                                   5,263,327     615,156
     Prepaid expenses and other current assets                                361,615      42,517
     Property held for sale (see note I)                                    1,908,000           -
                                                                          -----------  ----------
          Total current assets                                             13,283,041   4,273,458
Property, plant and equipment - net (note C)                               15,614,242   3,171,650
Lease rights (net of accumulated amortization of $558,701 and $524,355)       595,338     629,684
Notes receivable, net (note F)                                                737,038     822,196
Other non-current assets                                                       14,870      11,720
                                                                          -----------  ----------
          Total assets                                                    $30,244,529  $8,908,708
                                                                          ===========  ==========

     The  accompanying  notes  are  an  integral  part  of  these  statements.

                                      PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED
                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      April 30,
                                                                                        2000              July 31,
                                                                                     (Unaudited)            1999
                                                                                  -----------------  ------------------
Current Liabilities
     Current maturities of long-term debt (note G)                                $      7,919,167   $         365,859
     Revolving line of credit (note I)                                                   1,280,900                   -
     LPG trade accounts payable (note I)                                                 6,940,094           2,850,197
     Other accounts payable and accrued liabilities                                      1,661,790           1,382,603
                                                                                  -----------------  ------------------
          Total current liabilities                                                     17,801,951           4,598,659
Long-term debt, less current maturities (note G)                                         2,843,266             258,617
Commitments and contingencies (note I)                                                           -                   -
Stockholders' Equity (note H)
     Series A -  Preferred stock-$.01 par value, 5,000,000 shares authorized;                    -                   -
No shares issued and outstanding at April 30, 2000 and July 31, 1999
     Series B  - Senior preferred stock-$.01 par value, $10 liquidation value,                   -                 900
5,000,000 shares authorized; 0 and 90,000 shares issued and outstanding at
April 30, 2000 and July 31, 1999
     Common stock-$.01 par value, 25,000,000 shares authorized; 13,377,949                 133,780             118,456
and 11,845,497 shares issued and outstanding at April 30, 2000 and July 31,
                                                                                              1999
     Additional paid-in capital                                                         21,686,030          17,133,222
     Notes receivable from the president and an officer of the Company and a       (     3,265,350)   (      2,765,350)
note receivable from a related party for exercise of warrants, less reserve of
624,726 and $451,141 at April 30, 2000 and July 31, 1999
     Accumulated deficit                                                           (     8,955,148)   (     10,435,796)
                                                                                  -----------------  ------------------
          Total stockholders' equity                                                     9,599,312           4,051,432
                                                                                  -----------------  ------------------
               Total liabilities and stockholders' equity                         $     30,244,529   $       8,908,708
                                                                                  =================  ==================

                              The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                        Three Months Ended              Nine Months Ended
                                                                   ----------------------------  ----------------------------
                                                                     April 30,      April 30,      April 30,      April 30,
                                                                        2000           1999           2000           1999
                                                                   --------------  ------------  --------------  ------------
Revenues                                                           $  25,683,797   $ 8,841,244   $  60,661,528   $23,672,837
Cost of goods sold                                                    25,873,726     7,933,161      58,661,806    21,256,379
                                                                   --------------  ------------  --------------  ------------
 Gross profit (loss)                                                   ( 189,929)      908,083       1,999,722     2,416,458
                                                                   --------------  ------------  --------------  ------------
Selling, general and administrative expenses
 Legal and professional fees                                             179,396       117,404         801,446       544,103
 Salaries and payroll related expenses                                   436,456       233,467         981,563       640,165
 Travel                                                                   36,669        31,679         124,652       111,784
 Other                                                                   191,600       191,279         515,897       449,479
                                                                   --------------  ------------  --------------  ------------
                                                                         844,121       563,829       2,423,558     1,745,531
                                                                   --------------  ------------  --------------  ------------
 Operating income (loss)                                            (  1,034,050)      344,254      (  423,836)      670,927
Other income (expense)
 Interest expense                                                     (  732,601)   (  134,951)   (  1,036,598)   (  428,025)
 Interest income                                                          23,470         1,442          29,856         2,739
 Award from litigation, net (note M)                                           -             -       3,036,638       987,114
                                                                   --------------  ------------  --------------  ------------
   Income (loss) from continuing                                    (  1,743,181)      210,745       1,606,060     1,232,755
     operations before taxes
Provision for income taxes                                                10,042             -          80,042             -
                                                                   --------------  ------------  --------------  ------------
                   Income (loss) from continuing                    (  1,753,223)      210,745       1,526,018     1,232,755
                     operations
Discontinued operations, net of taxes (note E)
           Income (loss) from operations of CNG                                -      ( 72,666)              -     ( 275,488)
                                                                   --------------  ------------  --------------  ------------
             segment
   Net income (loss)                                                 ($1,753,223)  $   138,079   $   1,526,018   $   957,267
                                                                   ==============  ============  ==============  ============
Income (loss) from continuing operations                                  ($0.13)  $      0.01   $        0.12   $      0.11
                                                                   ==============  ============  ==============  ============
 per common share (note B)
Net income (loss) per common share (note B)                               ($0.13)  $      0.00   $        0.12   $      0.08
                                                                   ==============  ============  ==============  ============
Income (loss) from continuing operations per                              ($0.13)  $      0.01   $        0.10   $      0.10
                                                                   ==============  ============  ==============  ============
 common share assuming dilution (note B)
Net income (loss) per common share assuming                               ($0.13)  $      0.00   $        0.10   $      0.08
                                                                   ==============  ============  ==============  ============
 dilution (note B)
Weighted average common shares outstanding                            13,092,040    10,983,467      12,815,511    10,466,197
                                                                   ==============  ============  ==============  ============


The accompanying notes are an integral part of these statements.

                                      PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES
                                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                         (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                 ------------------------------------
                                                                                      April 30,          April 30,
                                                                                        2000               1999
                                                                                 -------------------  ---------------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
Net income                                                                       $        1,526,018   $      957,267
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
     Depreciation and amortization                                                          174,033          187,144
     Amortization of lease rights                                                            34,346           34,345
     Amortization of loan discount                                                          566,062          141,382
     Award from litigation                                                                        -    (     987,114)
     Other                                                                                   93,333                -

Changes in current assets and liabilities:
     Trade accounts receivable                                                      (     1,925,942)   (     978,639)
     Inventories                                                                    (     4,648,171)   (     106,700)
     Prepaid and other assets                                                       (        55,581)          20,800
     Construction and trade accounts payable                                                      -    (     326,927)
     LPG trade accounts payable                                                           4,089,897        1,305,571
     Other accounts payable and accrued liabilities                                         279,147          496,258
                                                                                 -------------------  ---------------
          Net cash provided by operating activities                                         133,142          743,387

Cash flows from investing activities:
     Capital expenditures                                                           (     7,624,625)   (     337,475)
     Investment in leased interests                                                 (     3,000,000)               -
     Payments on note receivable                                                             40,000                -
                                                                                 -------------------  ---------------

          Net cash used in investing activities                                     (    10,584,625)   (     337,475)

Cash flows from financing activities:
     Revolving credit facilities                                                          1,280,900    (     991,823)
     Issuance of debt                                                                     7,659,743                -
     Preferred stock dividends                                                      (        45,370)               -
     Issuance of common stock                                                             2,031,672        1,152,500
     Reduction in debt                                                              (       312,250)   (      48,298)
                                                                                 -------------------  ---------------
          Net cash provided by financing activities                                      10,614,695          112,379
                                                                                 -------------------  ---------------

               Net increase in cash                                                         163,212          518,291
Cash at beginning of period                                                               1,032,265          157,513
                                                                                 -------------------  ---------------
Cash at end of period                                                            $        1,195,477   $      675,804
                                                                                 ===================  ===============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                               $          309,400   $      320,710
                                                                                 ===================  ===============
Supplemental disclosures of non-cash transactions:                               $        2,191,282   $    1,385,385
                                                                                 ===================  ===============
     Common stock and warrants issued
          Capital lease obligations                                              $        1,992,000   $            -
                                                                                 ===================  ===============

                           The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  A  -  ORGANIZATION

     Penn Octane Corporation, formerly International Energy Development Corporation ("IEDC") and The Russian Fund, a Delaware corporation, was incorporated on August 27, 1992. On October 21, 1993, IEDC acquired Penn Octane Corporation, a Texas corporation, whose primary asset was a liquid petroleum gas ("LPG") pipeline lease agreement ("Pipeline Lease") with Seadrift Pipeline Corporation ("Seadrift"), a subsidiary of Union Carbide Corporation ("Union Carbide"). On January 6, 1995, the Board of Directors approved the change of IEDC's name to Penn Octane Corporation ("Company"). The Company is engaged primarily in the business of purchasing, transporting and selling LPG. Prior to March 1999, PennWilson CNG, Inc. ("PennWilson"), a subsidiary of the Company, provided services and equipment to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas ("Brownsville Terminal Facility") and owns a 50% interest and leases the remaining 50% interest in a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and pipelines (the "US-Mexico Pipelines") which connects the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline from certain gas plants in Texas to the Brownsville
     Terminal Facility. The Company sells LPG primarily to P.M.I. Trading Limited ("PMI"). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company ("PEMEX"). PMI distributes the LPG purchased from the Company in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995 upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 88% of the Company's total revenues for the nine months ended April 30, 2000.

     BASIS OF PRESENTATION
     ---------------------

     The  accompanying   financial   statements  include  the  Company  and  its
     subsidiaries (hereinafter referred to as the "Company"). All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of April 30, 2000, the unaudited consolidated statements of operations for the three and nine months ended April 30, 2000 and 1999, and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 2000, the unaudited consolidated results of operations for the three and nine months ended April 30, 2000 and 1999, and the unaudited consolidated cash flows for the nine months ended April 30, 2000 and 1999.

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

     The following table presents reconciliation's from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the convertible preferred stock and the warrants):


                                     For the three months ended April 30, 2000    For the three months ended April 30,1999
                                    -------------------------------------------  ------------------------------------------
                                    Income (Loss)       Shares       Per-Share   Income (Loss)      Shares       Per-Share
                                     (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                    --------------  --------------  -----------  --------------  -------------  -----------
Income (loss) from continuing         ($1,753,223)               -           -   $     210,745               -           -
 Operations
Income (loss) from discontinued                 -                -           -       (  72,666)              -           -
                                    --------------                               --------------
operations
Net income (loss)                    (  1,753,223)               -           -         138,079               -           -
Less:  Dividends on preferred                   -                -           -      (  132,162)              -           -
 stock
BASIC EPS
Income (loss) from continuing        (  1,753,223)      13,092,040      ($0.13)         78,583      10,983,467  $     0.01
                                                                    ===========                                 ===========
 operations available to
 common stockholders
Income (loss) from   discontinued               -       13,092,040  $     0.00       (  72,666)     10,983,467      ($0.01)
                                    --------------                  ===========  --------------                 ===========
operations
Net income (loss) available to       (  1,753,223)      13,092,040      ($0.13)          5,917      10,983,467  $     0.00
                                                                    ===========                                 ===========
  common stockholders
EFFECT OF DILUTIVE SECURITIES
Warrants                                        -                -           -               -          96,167           -
Convertible Preferred Stock                     -                -           -               -         237,273           -
DILUTED EPS
Income (loss) from continuing       N/A             N/A             $      N/A          78,583      11,316,907  $     0.01
                                                                    ===========                                 ===========
 operations available to
 common stockholders
Income (loss) from discontinued     N/A             N/A             $      N/A     (    72,666)     11,316,907      ($0.01)
                                    --------------                  ===========  --------------                 ===========
operations
Net income (loss) available to      $         N/A   $          N/A  $      N/A   $       5,917      11,316,907  $     0.00
                                    ==============  ==============  ===========  ==============  =============  ===========
  common stockholders

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  CONTINUED

                                    For the nine months ended April 30, 2000    For the nine months ended April 30,1999
                                    -----------------------------------------  ------------------------------------------
                                    Income (Loss)      Shares      Per-Share   Income (Loss)      Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                    --------------  -------------  ----------  --------------  -------------  -----------
Income (loss) from continuing
 Operations                         $   1,526,018               -           -  $   1,232,755               -           -
Income (loss) from   discontinued
operations                                      -               -           -     (  275,488)              -           -
                                    --------------                             --------------
Net income (loss)                       1,526,018               -           -        957,267               -           -
Less:  Dividends on preferred
 stock                                  (  45,370)              -           -     (  132,162)              -           -
BASIC EPS
Income (loss) from continuing
 operations available to
 common stockholders                    1,480,648      12,815,511  $     0.12      1,100,593      10,466,197  $     0.11
                                                                   ==========                                 ===========
Income (loss) from   discontinued
operations                                      -      12,815,511  $     0.00     (  275,488)     10,466,197      ($0.03)
                                    --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders                   1,480,648      12,815,511  $     0.12        825,105      10,466,197  $     0.08
                                                                   ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                        -       1,356,324           -              -          58,341           -
Convertible Preferred Stock                     -               -           -              -          76,765           -
DILUTED EPS
Income (loss) from continuing
 operations available to
 common stockholders                    1,480,648      14,171,835  $     0.10      1,100,593      10,601,303  $     0.10
                                                                   ==========                                 ===========
Income (loss) from   discontinued
Operations                                      -      14,171,835  $     0.00     (  275,488)     10,601,303    ($0.02  )
                                    --------------                 ==========  --------------                 ===========
Net income (loss) available to
  common stockholders               $   1,480,648      14,171,835  $     0.10  $     825,105      10,601,303  $     0.08
                                    ==============  =============  ==========  ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  C  -  PROPERTY,  PLANT  AND  EQUIPMENT


     Property, plant and equipment consists of the following (see notes G, I and J):


                                                         April 30,       July 31,
                                                           2000           1999
                                                      --------------  --------------


LPG:                                                  $     173,500   $     173,500
  Brownsville Terminal Facility:                          3,426,440       3,426,440
    Building                                                292,568               -
    Terminal facilities                                     291,409         291,409
    Tank Farm                                               557,244               -
    Leasehold improvements                                  393,461         378,039
    Capital construction in progress
    Equipment                                             5,134,622       4,269,388
                                                      --------------  --------------




  US-Mexico Pipelines and Matamoros Terminal              3,000,000               -
  Facility:                                               7,194,464         512,000
    Purchase of 50% interest in the Lease Agreements      1,558,726          60,774
                                                      --------------  --------------
    Capitalized leases                                   11,753,190         572,774
                                                      --------------  --------------
    Other costs paid by the Company
                                                            568,396               -
                                                      --------------  --------------

   Saltillo Terminal Facility
                                                             10,800          10,800
Other:                                                       38,317          35,738
  Automobile
  Office Equipment                                           49,117          46,538
                                                      --------------  --------------

                                                         17,505,325       4,888,700

                                                       (  1,891,083)   (  1,717,050)

  Less:  accumulated depreciation and amortization    $  15,614,242   $   3,171,650
                                                      ==============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  D  -  INVENTORIES

     Inventories  consist  of  the  following:

                                              April  30,  2000            July  31,  1999
                                          ------------------------   ------------------------
                                           Gallons        Cost       Gallons        Cost
                                          ----------  ------------  ---------  --------------
LPG:                                       1,361,850  $    648,445  1,175,958  $      434,987
   Pipeline and US-Mexico Pipelines
   Storage:
      Brownsville Terminal Facility and      552,628       263,134    487,076         180,169
         Matamoros Terminal  Facility      8,889,833     4,351,748          -               -
                                          ----------  ------------  ---------  --------------
      Union Carbide (see notes I and L)
                                          10,804,311  $  5,263,327  1,663,034  $      615,156
                                          ==========  ============  =========  ==============

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT

     ISSUANCE OF NOTES
     -----------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, as of April 30, 2000, the Company has granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 662,387 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 and during May 2000 in accordance with the Notes, the Company granted the holders of the Notes, additional warrants (the "Additional Warrants") to purchase a total of 44,376 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants and the Additional Warrants on or before April 15, 2000, subject to certain conditions (see note H).

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility (see notes C and
     J) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's interests in the US-Mexico Pipelines and the Matamoros Terminal Facility.

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

     Upon the issuance of the Notes, the Company recorded a discount of $1,675,598 related to the fair value of the Warrants and the Additional Warrants issued and other costs, to be amortized over the life of the Notes.

     CAPITALIZED LEASE
     -----------------

     The Company began utilizing the US- Mexico Pipelines and the Matamoros Terminal Facility during April 2000. The amounts related to the Settlement discussed in note I, have been recorded in the accompanying financial statements as property, plant and equipment and capital lease obligations included in long-term debt.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)

NOTE  G  -  LONG-TERM  DEBT  -  CONTINUED

     Long-term debt consists of the following:
                                                                                            April 30,   July 31,
                                                                                              2000        1999
                                                                                           -----------  ---------
                                                                                           $ 4,528,844          -
     5,654,000 in promissory notes, less unamortized discount of $1,125,156;
     principal due December 15, 2000, or upon earlier receipt of proceeds from any public offering of debt or equity of the Company resulting in net proceeds to the Company in excess of $2,250,000; interest at 9.0% (effective interest rate of approximately 45% after consideration of the discount and loan fees) on the principal amount of the promissory notes is due June 15, 2000 and December
                                                                                             15, 2000.
     Capitalized lease obligations in connection with the US-Mexico Pipelines and the        5,808,000          -
     Matamoros Terminal Facility (see notes I and J).
     Contract for Bill of Sale which was extended in April 1999; due in monthly                 23,347  $  50,347
     payments of $3,000, including interest at 10%; due in February 2001; collateralized by a building.
     Noninterest bearing note payable, discounted at 7%, for legal services, due in            262,750    387,129
     monthly installments of $20,000 through January 2001 with a final payment of
     110,000 in February 2001.

     Note payable for legal services in connection with litigation; payable in monthly          31,750    127,000
     installments of $11,092, including interest at 6.9% (see note I).

     Other long-term debt.                                                                     107,742     60,000
                                                                                           -----------  ---------
                                                                                            10,762,433    624,476
     Current maturities.                                                                     7,919,167    365,859
                                                                                           -----------  ---------
                                                                                           $ 2,843,266  $ 258,617
                                                                                           ===========  =========


     In connection with the notes to attorneys, the Company has agreed in the future to provide a "Stipulation of Judgment" to the creditors in the event that the Company defaults under the settlement agreements.


NOTE  H  -  STOCKHOLDERS'  EQUITY

     SERIES  B  -  SENIOR  PREFERRED  STOCK
     --------------------------------------

     At the 1997 Annual Meeting of Stockholders of the Company held on May 29, 1997, the stockholders authorized the amendment of the Company's Restated Certificate of Incorporation to authorize 5,000,000 shares, $.01 par value per share, of a new class of senior preferred stock (Series B Senior Preferred Stock) (the "Convertible Stock") for possible future issuance in connection with acquisitions and general corporate purposes, including public or private offerings of shares for cash and stock dividends.

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

     During January 2000, the Company issued 17,000 shares of common stock of the Company in exchange for services performed.

     During February 2000, warrants to purchase a total of 95,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $308,750. The proceeds of such exercises were used for working capital purposes.

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The note accrues interest at the prime rate per annum and is payable October 31, 2000. The director and officer has also agreed to personally guaranty repayment of the promissory note. The promissory note is collateralized by 200,000 shares of common stock of the Company owned by the director and officer of the Company and has been recorded as a reduction of stockholders' equity. Interest on the promissory note will be recorded when the cash is received.

     On April 19, 2000, the Company issued 181,818 shares of common stock of the Company for an amount of $1,000,000. Net proceeds from the sale were used for working capital purposes. The Company has agreed to register the shares issued by July 15, 2000.

     During May 2000 and June 2000, warrants to purchase a total of 48,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $120,000. The proceeds of such exercises were used for working capital purposes.

     During June 2000, the Company issued 8,499 shares of common stock of the Company in exchange for fees due.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the prescribed period.

     BOARD COMPENSATION PLAN
     -----------------------

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

     BOARD COMPENSATION PLAN - CONTINUED
     -----------------------------------

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

     INCENTIVE PLAN
     --------------

     During December 1999, the Board authorized the implementation of a management incentive program whereby officers and directors of the Company received warrants to purchase 1,400,000 shares of common stock of the Company and warrants to purchase 100,000 shares of common stock of the Company were received by other members of management and consultants (the "Incentive Warrants"). The Incentive Warrants have an exercise price equal to $4.60 per share and will vest ratably on a monthly basis over three years or immediately upon a change in control in the Company.

     REGISTRATION RIGHTS
     -------------------

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include demand registration rights and/or piggy-back registration rights and/or the Company is required to file an effective registration by either September 19, 1999, December 1, 1999, January 31, 2000, April 15, 2000 or July 15, 2000 (the "Registration"). In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999, December 1, 1999, January 31, 2000 or April 15, 2000. The Company has also received notice of a demand for registration for certain of the Shares. The registration rights agreements do not contain provisions for damages if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each monthly anniversary after December 1, 1999 if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. Through May 31, 2000, the Company has issued 8,499 shares of common stock of the Company in connection with certain penalties incurred. The Company has received an extension of time to file the registration statement with respect to certain of the Shares required to be registered on December 1, 1999 and April 15, 2000.

     The total amount of shares and warrants subject to registration at June 13, 2000, are as follows:

                                                               Unexercised
                                                     Shares     Warrants
                                                    ---------  -----------
Demand Registration Rights*                         2,014,976      883,013
Piggy-Back Registration Rights                      1,241,667      701,975
                                                    ---------  -----------
Total Registrable Securities                        3,256,643    1,584,988
                                                    =========  ===========
Registration Rights Subject To
     Penalty*                                         400,000      200,000

*  Also entitled to piggy-back registration rights

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  H  -  STOCKHOLDERS'  EQUITY-  CONTINUED

     STOCK AWARD PLAN
     ----------------

     Under the Company's 1997 Stock Award Plan (the "Stock Award Plan"), the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of April 30, 2000, to compensate consultants who have rendered significant services to the Company. The Stock Award Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the Stock Award Plan for purposes of its administration and make determinations relating to the Stock Award Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Stock Award Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Stock Award Plan.


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

     On October 14, 1998, a complaint was filed by Amwest Surety Insurance Company ("Amwest") naming as defendants, among others, PennWilson and the Company seeking reimbursement for payments made to date by Amwest of approximately $160,000 on claims made against the performance and payment bonds in connection with services provided by suppliers, laborers and other materials and work to complete the NYDOT contract (Vendors). These amounts were previously recorded in the Company's balance sheet at the time of the complaint. In addition, Amwest was seeking pre-judgment for any amounts ultimately paid by Amwest relating to claims presented to Amwest against the performance and payment bonds, but have not yet been authorized or paid to date by Amwest. In May 1999, the Company and PennWilson reached a settlement agreement with Amwest whereby Amwest will be reimbursed $160,000 by PennWilson for the payments made to the Vendors, with the Company acting as guarantor. Upon satisfactory payment, Amwest will dismiss its pending claims related to the payment bond. On October 12, 1999, a Demand for Arbitration (the "Arbitration") of $780,767 was filed by A.E. Schmidt Environmental ("Schmidt") against Amwest, PennWilson and the Company on the performance bond pursuant to the NYDOT contract. The Company filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration and during April, 2000, the Court denied Schmidt's petition to compel Penn Octane Corporation to participate in the Arbitration. The Company is currently considering its legal options and intends to vigorously defend against the claims made against the performance bond but not yet paid by Amwest.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     On January 28, 2000, a complaint was filed by WIN Capital Corporation ("WIN") in the Supreme Court of the State of New York, County of New York, against the Company for breach of contract seeking specific performance and declaratory relief in connection with an investment banking agreement. In connection with the lawsuit, WIN is seeking damages of no less than $1,500,000, issuance of warrants to purchase 150,000 shares of common stock of the Company at an exercise price of $1.75 per share exercisable for five years from November 10, 1998 and issuance of warrants to purchase 225,000 shares of common stock of the Company at a exercise price of $3.25 per share exercisable for five years from November 10, 1998. In addition, WIN is demanding that the warrants to be issued be registered by the Company. The Company believes the allegations are without merit and does not expect a material adverse result from the allegations made by WIN.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000 to be paid at the commencement of operations of the US Pipelines (paid during April 2000) and debt in the amount of $1,908,000. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due at the end of 36 months from the date of commencement of operations of the US Pipelines. The $1,908,000 is included in capital lease obligations (see note G).

     On March 14, 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code United States Bankruptcy Court (the "Court"), Southern District of Texas, Corpus Christi Division.

     On April 27, 2000, the Company filed a complaint in the 107th Judicial District Court of Cameron County, Texas, against Cowboy and the sole shareholder of Cowboy ("Owner") alleging (i) fraud, (ii) aiding and abetting a breach of fiduciary duty, (iii) negligent misrepresentation, and
     (iv) conspiracy to defraud in connection with the construction of the US Pipelines and Matamoros Terminal Facility and the underlying agreements thereto. The Company also alleges that Cowboy was negligent in performing its duties. The Company is seeking actual and exemplary damages and other relief. On June 9, 2000, Cowboy removed the case to the Court.

     On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company against the use of the US Pipelines and escrow of all income related to use of the US Pipelines, (ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the voidance of the Addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreements and the September 1999 Agreements.

     During May 2000, the Company filed a motion with the Court seeking to appoint a Chapter 11 Trustee and the Company also filed a complaint with the Court seeking a declaratory judgment stating that the US Pipelines be held in trust for the benefit of the Company and that the US Pipelines are no longer the assets of the bankruptcy estate. The motion and the complaint are still pending.

     On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. The Company is currently reviewing its legal options and does not expect a material adverse result from this litigation.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with Lease Agreements for a promissory note, transfer of the property owned by the Company referred to above and warrants to acquire common stock of the Company. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. The accompanying financial statements have been adjusted to reflect the Settlement. The Settlement is subject to final documentation and approval of the Court.

     As a result of the aforementioned, the Company may incur additional costs to complete the US-Mexico Pipelines and Matamoros Terminal Facility, the amount of which cannot presently be determined.

     As a result of the foregoing,  there is no certainty that the Company will;
     (i) acquire the remaining 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility, (ii) utilize the US-Mexico Pipelines and Matamoros Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US-Mexico Pipelines and Matamoros Terminal Facility (see note C).

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of April 30, 2000, the Company had a $10,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     In connection with the Company's purchases of LPG from Exxon Mobil Corporation ("Exxon"), PG&E NGL Marketing, L.P. ("PG&E"), Duke Energy NGL Services, Inc. ("Duke") and/or Koch Hydrocarbon Company ("Koch"), the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of April 30, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $8,912,821 of which $6,940,094 was being used to secure unpaid purchases. In addition, as of April 30, 2000, the Company had borrowed $1,280,900 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at April 30, 2000, the Company had unpaid invoices due from PMI totaling $4,332,336, cash balances maintained in the RZB Credit Facility collateral account of $35,902 and inventory held in storage of $4,351,748 (see note D).

     During May 2000, the Company and RZB amended the RZB Credit Facility whereby the RZB Credit Facility was increased to $20,000,000 from
     $10,000,000. In connection with the increase, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengesellschaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility.

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


NOTE  J  -  LPG  EXPANSION  PROGRAM

     On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipelines") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [the "Refined Products"].

     Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex") (see below), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US-Mexico Pipelines"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Matamoros Terminal Facility). The construction and operation of the US-Mexico Pipelines and the Matamoros Terminal Facility are referred to as the "Expansion."

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  CONTINUED

     In addition to the Expansion, the Company (i) has begun construction of a midline pump station on the Pipeline (estimated cost of $1,500,000), (ii) has begun an expansion of the Brownsville Terminal Facility to allow for the loading and unloading of railcars, (iii) has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility") at an estimated cost of $500,000, and (iv) has completed the purchase of a tank farm for a purchase price of $195,000 (plus costs related to the clean up of the tank farm), which after additional improvements will be capable of storing and distributing refined products. The Saltillo Terminal Facility, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facility. The Saltillo Terminal Facility will contain storage to accommodate approximately 100,000 gallons of LPG. In connection with the purchase of the tank farm, the Company entered into a lease agreement for rental of the land which the tank farm occupies and for the use of a refined products pipeline connecting the tank farm with public dock facilities.

     In connection with the Expansion, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (the "Lease Agreements"), whereby CPSC agreed to construct and maintain the US-Mexico Pipelines (including an additional pipeline to accommodate refined products) and the Matamoros Terminal Facility and agreed to lease these assets to the Company. Under the terms of the Lease Agreements, the Company is required to make monthly rental payments of approximately $157,000, beginning the date that the US-Mexico Pipelines and Matamoros Terminal Facility reach substantial completion, as defined under the Lease Agreements (the "Substantial Completion Date"). During January 2000, CPSC notified the Company that the Substantial Completion Date had occurred. In addition, the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1,000,000 (the "LOC"). The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the design, construction and maintenance of the US-Mexico Pipelines and Matamoros Terminal Facility.

     On September 16, 1999, the Lease Agreements were amended (the "September 1999 Agreements") whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the LOC originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten-month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1,000,000.

     During December 1999, the Company and CPSC amended (the "Addendum") the Lease Agreements, which modified certain terms of the Lease Agreements, including all prior amendments, modifications, options, extensions and renewals, which were entered into from the date of the Lease Agreements until the date of the Addendum. In connection with the Addendum, the Company purchased 50% of the US-Mexico Pipelines and Matamoros Terminal Facility, including a 50% interest in the underlying Lease Agreements for $3,000,000 and the right to receive a minimum per month of the greater of $62,800 or 40% of the monthly net income from the Lease Agreements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  CONTINUED

     In addition, under the Addendum, the Company received an option until December 15, 2000 to acquire the remaining 50% of the US-Mexico Pipelines and Matamoros Terminal Facility, including the remaining 50% interest in the Lease Agreements for $6,000,000 and the issuance of (i) warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised by June 15, 2000 or (ii) warrants to purchase 300,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised thereafter.

     In connection with the Addendum, the Company is also entitled to offset any amounts which have been paid by the Company on behalf of CPSC related to the completion of CPSC's obligations under the Lease Agreements, except for the $3,000,000 paid for the 50% interest, described herein, against the Company's future rental obligations under the Lease Agreements and/or against the option price of $6,000,000 to purchase the remaining 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility, including a 50% interest in the underlying Lease Agreements. The Company may also offset against its monthly rent obligations under the Lease Agreements any amounts to be received from its interests in the Lease Agreements so long as the Company is current on all of the lease payments required under the Lease Agreements.

     On February 21, 2000, the Company and CPSC entered into a letter of agreement (the "Letter Agreement") whereby the Company modified the terms associated with acquiring the remaining 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility, whereby the Company will only be required to make a cash payment of $4,500,000 ($2,000,000 to be paid on or prior to March 3, 2000, $1,000,000 payable on or before August 21, 2000 and $1,500,000 payable in twelve equal monthly installments beginning March 31,
     2000) and warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share. In addition, the Company agreed to pay Cowboy $150,000 on or before June 1, 2000 as full satisfaction of a disputed claim arising from a previous consulting agreement entered into between Cowboy and the Company. The Company also agreed that all payments made by the Company on behalf of CPSC in connection with the Lease Agreements would be assumed by the Company.

     In connection with the Settlement (see note I), the Company has acquired 100% of the interests in the Lease Agreements. Accordingly, the Company is no longer required to make lease payments, provide a lien on certain assets, provide the LOC, and the President of the Company is not required to provide the Collateral as prescribed under the Lease Agreements and amendments thereto.

     For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities determined as a result of the Settlement have been recorded in the accompanying balance sheet at April 30, 2000 (see notes C and G).

     On May 31, 1999, Tergas, S.A. de C.V., a Mexican company ("Tergas") (see below), was formed for the purpose of operating LPG terminal facilities in Mexico, including the Matamoros Terminal Facility and the planned Saltillo Terminal Facility and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Matamoros Terminal Facility and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facility.

     In connection with the construction of the Mexico Pipelines and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal, S.A. de C.V., a Mexican company ("Termatsal") (see below).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  J  -  LPG  EXPANSION  PROGRAM  -  CONTINUED

     PennMex, Tergas or Termatsal are currently the owners of the land which is being utilized for the Mexican Pipeline and Matamoros Terminal Facility, have entered into leases associated with the Saltillo Terminal Facility, have been granted the permit for the Mexican Pipeline, have been granted and/or are expected to be granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, or have title to the assets associated with the Mexican Pipeline and Matamoros Terminal Facility acquired by the Company, which were funded by the Company and CPSC (see notes C and I). In addition, the Company has advanced funds (totaling $1,558,726 at April 30, 2000) to PennMex, Tergas or Termatsal in connection with the purchase of property, plant and equipment associated with the construction of the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility, which are included in property, plant and equipment as "other costs paid by the Company" (see note C). Furthermore, the Company intends to fund PennMex, Tergas or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the years ended July 31, 1998 and 1999 and for the nine months ended April 30, 2000, the Company paid PennMex, Tergas or Termatsal $181,000, $125,000 and $171,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

     PennMex, Tergas and Termatsal are Mexican companies which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes ("Bracamontes"), an officer and director of the Company, and the balance by other citizens of Mexico.

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG and the operation of LPG terminal facilities is prohibited. However, transportation and storage of LPG by foreigners is permitted.

     In October 1999, the Company received a verbal opinion from the Foreign Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the Mexican Pipeline and Matamoros
     Terminal Facility would be considered a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owned Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 4, 1999, the Company and Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to formalize contracts among the Company, PennMex, Tergas and Termatsal for services to be performed in connection with the operations of the Mexican Pipeline, the Matamoros Terminal Facility and the Saltillo Terminal Facility.

     The operations of PennMex, Tergas or Termatsal are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities or transactions between Mexican and foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time and has entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note L). Although the Company has entered into the Settlement, there exists significant uncertainties related to the US-Mexico Pipelines and Matamoros Terminal Facility. In addition, the acquisition of the interests in PennMex and the operating agreements among the Company, Tergas, PennMex or Termatsal have yet to be consummated. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to obtain additional financing and to raise additional equity capital, the completion of the transactions related to the US-Mexico Pipelines and Matamoros Terminal Facility and the success of the Company's future operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility,
     (iv) expand its product lines, (v) increase its source of LPG supply and at more favorable terms, (vi) obtain additional letters of credit financing,
     (vii) raise additional debt and/or equity capital and (viii) resolve the issues related to the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility.

     At July 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,000,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.


NOTE  L  -  CONTRACTS

     LPG  BUSINESS  -  SALES  AGREEMENT

     The Company had entered into a sales agreement, as amended (the "Agreement"), with PMI, its major customer, to provide a minimum monthly volume of LPG to PMI through March 31, 2000. Effective April 1, 2000 the Company entered into a new sales agreement with PMI (the "New Agreement") for the annual sale of a minimum of 168,000,000 gallons of LPG to be delivered to Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

     The New Agreement represents an increase of 119% over annual minimum contract volumes under the Agreement. Under the term of the New Agreement, sale prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the Agreement based on the final delivery point of the LPG. Sales to PMI for the nine months ended April 30, 2000 totaled $53,174,645 representing approximately 88% of total revenues for the period.

     Under the terms of the New Agreement, the Company will sell LPG to PMI in Brownsville, Texas at the United States-Mexican border and deliver the LPG to PMI at the Matamoros Terminal Facility or the Saltillo Terminal Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  L  -  CONTRACTS  -  CONTINUED

     The New Agreement also provides for interim trucking of LPG from its Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines,
     (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not operating or (iii) PMI has yet to recognize the Matamoros Terminal Facility or the Saltillo Terminal Facility as fully operational. Under the terms of the New Agreement, in the event interim trucking is utilized, the amount of sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began partially shipping LPG through the US - Mexico Pipelines.

     LPG BUSINESS - SUPPLY AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10,100,000 gallons per month and 13,900,000 gallons per month blended in accordance with the specifications as outlined under the New Agreement (the "Plant Commitment"), with a minimum of 10,100,000 gallons per month guaranteed by Exxon to be provided to the Company. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon is required to make operational its Corpus Christi Pipeline (the "CCPL") which will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the New Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7,700,000 gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92,000,000 gallons the following year and 122,000,000 gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the CCPL. The CCPL has yet to be completed.

     In September 1999, the Company and PG&E entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons (the "PG&E Supply") of propane beginning during October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, when the CCPL becomes operational, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the New Agreement. Prior to the completion of the CCPL, the Company will receive delivery of the PG&E Supply through the facilities provided for under the Pipeline Lease Amendment.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  L  -  CONTRACTS  -  Continued

     In March 2000, the Company and Koch entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company has agreed to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which would allow deliveries of the Koch Supply into the CCPL. Koch has not yet begun construction.

     In connection with the delivery of the Koch Supply, Exxon has yet to make operational the CCPL. Accordingly, the Company will not be able to accept the Koch Supply until the completion of the CCPL. During the period April 1, 2000 to the date the CCPL is completed, the Company will arrange for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company anticipates that the net cost to the Company in connection with the Unaccepted Koch Supply Sales will be between $0.00 per gallon and $.0275 per gallon.

     Under the terms of the Koch Supply Contract, when the CCPL becomes operational, the Koch Supply will be delivered into the CCPL, as described above, and blended to the proper specifications as outlined under the New Agreement.

     During March 2000, the Company and Duke entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (the "Duke Supply") of propane or propane/butane mix, beginning April 1, 2000. The purchase price is indexed to variable posted prices.

     Under the terms of the Duke Supply Contract, the Company will be required to pay for modifications related to the connections necessary to bring a portion of the Duke Supply into the Pipeline facilities. These costs are expected to be minimal. All other Duke Supply will be delivered through facilities provided for under the Pipeline Lease Amendment, and blended to the proper specifications as outlined under the New Agreement.

     In addition, upon completion of the CCPL, the delivery of the PG&E Supply or the Koch Supply would satisfy a portion or all of the CCPL Supply requirements under the Exxon Supply Contract.

     The Company is currently purchasing LPG from major suppliers to meet the minimum monthly volumes required in the New Agreement. The Company's costs to purchase LPG (less any applicable adjustments) are below the sales price provided for in the New Agreement.

     The Exxon  Supply  Contract,  the PG&E  Supply  Agreement,  the Koch Supply
     Contract and the Duke Supply Contract currently require that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the New Agreement.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville (the "Petitioner") filed a petition for review with the Supreme Court of Texas. On May 10, 1999 the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, the Petitioner filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. During November 1999, the Petitioner filed a petition for writ of certiorari with the United States Supreme Court. On January 24, 2000, the United States Supreme Court denied the Petitioner's request for review and the Judgment became final and binding. During March 2000, the Company received a cash payment from IBC-Brownsville of $4,254,347 of which approximately $1,300,000 was paid for legal fees and for other expenses associated with the Judgment.

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

FORWARD-LOOKING  STATEMENTS

     Statements in this report regarding future events or conditions are forward-looking statements. Actual results, performance or achievements could differ materially due to, among other things, factors discussed in this report and in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. These forward-looking statements include, but are not limited to, statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the completion and operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility, foreign ownership of LPG operations, credit arrangements and other statements regarding matters that are not historical facts, and involves predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG and, from 1997 to March 1999, the provision of equipment and services to the CNG industry. Beginning in July 1994, the Company has bought and sold LPG for distribution into northeast Mexico and the U.S. Rio Grande Valley.

     Historically, the Company has derived substantially all of its revenues from sales of LPG to PMI, its primary customer. During the nine months ended April 30, 2000, the Company derived approximately 88% of its revenues from sales of LPG to PMI.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on similarly indexed variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold other than the purchase price of LPG may affect actual profits from sales, including costs relating to transportation, storage, leases, maintenance and financing. The Company generally attempts to purchase in volumes commensurate with projected sales. However, mismatches in volumes and prices of LPG purchased from suppliers and resold to PMI could result in unanticipated costs.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price of LPG for the three and nine months ended April 30, 2000 and 1999.


                                       Three  Months  Ended     Nine  Months  Ended
                                       ----------------------  ----------------------
                                       April 30,   April 30,   April 30,   April 30,
                                          2000        1999        2000        1999
                                       ----------  ----------  ----------  ----------
Volume Sold
                                             31.7        30.7       102.1        84.7
     LPG (millions of gallons) - PMI         14.4           -        14.4           -
                                       ----------  ----------  ----------  ----------
     LPG (million of gallons) - Other        46.1        30.7       116.5        84.7


Average sales price
                                       $     0.58  $     0.29  $     0.52  $     0.28
     LPG (per gallon) - PMI                  0.51           -        0.51           -
     LPG (per gallon) - Other

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1999

     Revenues. Revenues for the three months ended April 30, 2000 were $25.7 million compared with $8.9 million for the three months ended April 30, 1999, an increase of $16.8 million or 190.5%. Of this increase $556,453 was attributable to increased volumes of LPG sold to PMI in the three months ended April 30, 2000, $8.8 million was attributable to increased average sales prices of LPG sold to PMI in the three months ended April 30, 2000 and $7.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances.

     Cost of sales. Cost of sales for the three months ended April 30, 2000 was $25.9 million compared with $7.9 million for the three months ended April 30, 1999, an increase of $17.9 million or 226.2%. Of this increase $536,503 was attributable to increased volumes of LPG purchased for sales to PMI in the three months ended April 30, 2000, $9.7 million was attributable to increased average sales prices of LPG purchased for sales to PMI in the three months ended April 30, 2000, $7.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances and $343,079 was attributable to increased operating costs associated with LPG during the three months ended April 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $844,121 for the three months ended April 30, 2000 compared with $563,829 for the three months ended April 30, 1999, an increase of $280,292 or 49.7%. This increase was primarily attributable to additional professional fees and payroll related expenses incurred during the three months ended April 30, 2000.

     Other income and expense, net. Other income (expense), net was ($709,131) for the three months ended April 30, 2000 compared with ($133,509) for the three months ended April 30, 1999, a decrease of ($575,622). The decrease in other income, net was due primarily to increased interest costs and amortization of discounts associated with the issuance of debt, which was recorded during the three months ended April 30, 2000.

     Income tax. During the three months ended April 30, 2000, the Company recorded a provision for income taxes of $10,042, representing the alternative minimum tax due. Due to the net loss for the three months ended April 30, 2000 and the availability of net operating loss carryforwards ($8.0 million at July 31, 1999), the Company did not incur any additional income tax expense during the three months ended April 30, 2000. Due to the availability of net operating loss carryforwards at June 31, 1998 of $8.8 million, there was no income tax expense recorded during the three months ended April 30, 1999. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternative minimum taxes paid.

     NINE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THE NINE MONTHS ENDED APRIL 30, 1999

     Revenues. Revenues for the nine months ended April 30, 2000 were $60.7 million compared with $23.7 million for the nine months ended April 30, 1999, an increase of $37.0 million or 156.3%. Of this increase $9.1 million was attributable to increased volumes of LPG sold to PMI in the nine months ended April 30, 2000, $20.6 million was attributable to increased average sales prices of LPG sold to PMI in the nine months ended April 30, 2000 and $7.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances.

     Cost of sales. Cost of sales for the nine months ended April 30, 2000 was $58.7 million compared with $21.3 million for the nine months ended April 30, 1999, an increase of $37.4 million or 176.0%. Of this increase $8.4 million was attributable to increased volumes of LPG purchased in the nine months ended April 30, 2000, $20.9 million was attributable to increased average sales prices of LPG purchased for sales to PMI in the nine months ended April 30, 2000, $7.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances and $775,930 was attributable to increased operating costs associated with LPG during the nine months ended April 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.4 million for the nine months ended April 30, 2000 compared with $1.7 million for the nine months ended April 30, 1999, an increase of $678,027 or 38.8%. This increase was primarily attributable to additional professional fees and payroll related expenses incurred during the nine months ended April 30, 2000.

     Other income and expense, net. Other income (expense), net was $2.0 million for the nine months ended April 30, 2000 compared with $561,828 for the nine months ended April 30, 1999, an increase of $1.5 million. The increase in other income, net was due primarily to increased income from the award from litigation of $2.0 million which was recorded during the nine months ended April 30, 2000 compared with the award from litigation recorded during the nine months ended April 30, 2000, partially offset by increased interest costs and amortization of discounts associated with the issuance of debt, which was recorded during the nine months ended April 30, 2000.

     Income tax. During the nine months ended April 30, 2000, the Company recorded a provision for income taxes of $80,042, representing the alternative minimum tax due. Due to the availability of net operating loss carryforwards ($8.0 million at July 31, 1999), the Company did not incur any additional income tax expense during the nine months ended April 30, 2000. Due to the availability of net operating loss carryforwards at June 31, 1998 of $8.8 million, there was no income tax expense recorded during the nine months ended April 30, 1999. The ability to use such net operating loss carryforwards, which expire in the years 2009 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternative minimum taxes paid.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Lease Agreements, significant uncertainties exist related to the substantial completion of the US-Mexico Pipelines and Matamoros Terminal Facility (see note J to the unaudited consolidated financial statements). The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the nine months ended April 30, 2000 and 1999. All information is in thousands.


                                              Nine months Ended
                                           ------------------------
                                            April 30,     April 30,
                                              2000          1999
                                           -----------  -----------
Net cash provided by operating activities  $      133   $      743
Net cash (used in) investing                (  10,585)   (     337)
     Activities
Net cash provided by financing activities      10,615          112
                                           -----------  -----------
Net increase in cash                       $       163  $      518
                                           ===========  ===========


          New Agreement. The Company had entered into a sales agreement, as amended (the "Agreement"), with PMI, its major customer, to provide a minimum monthly volume of LPG to PMI through March 31, 2000. Effective April 1, 2000 the Company entered into a new sales agreement with PMI (the "New Agreement") for the annual sale of a minimum of 168.0 million gallons of LPG to be delivered to Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

     The  New  Agreement  represents  an  increase  of  119% over annual minimum contract volumes under the Agreement. Under the term of the New Agreement, sale prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the Agreement based on the final delivery point of the LPG. Sales to PMI for the nine months ended April 30, 2000 totaled $53.2 million representing approximately 88% of total revenues for the period.

     Under the terms of the New Agreement, the Company will sell LPG to PMI in Brownsville, Texas at the United States-Mexican border and deliver the LPG to PMI at the Matamoros Terminal Facility or the Saltillo Terminal Facility.

     The New Agreement also provides for interim trucking of LPG from its Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines, (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not operating or (iii) PMI has yet to recognize the Matamoros Terminal Facility or the Saltillo Terminal Facility as fully operational. Under the terms of the New Agreement, in the event interim trucking is utilized, the amount of sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began partially shipping LPG through the US - Mexico Pipelines and expects to have full service available by July 31, 2000. The Company also expects to have the Saltillo Terminal Facility completed by July 31, 2000.

     LPG Supply Agreements. During October 1998, the Company entered into a monthly supply agreement with Exxon Mobil Corporation ("Exxon") pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, the supply of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") which is estimated to be between 10.1 million gallons per month and 13.9 million gallons per month blended in accordance with the specifications as outlined under the New Agreement (the "Plant Commitment"), with a minimum of 10.1 million gallons per month guaranteed by Exxon to be provided to the Company. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon is required to make operational its Corpus Christi Pipeline (the "CCPL") which will allow the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "CCPL Supply") for blending to the proper specifications outlined under the New Agreement and then delivered into the Pipeline. In connection with the CCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the CCPL during the first quarter from the date that the CCPL is operational, approximately 92.0 million gallons the following year and 122.0 million gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the CCPL. The CCPL has yet to be completed.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons (the "PG&E Supply") of propane beginning during October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, when the CCPL becomes operational, the PG&E Supply will be delivered to the CCPL, as described above, and blended to the proper specifications as outlined under the New Agreement. Prior to the completion of the CCPL, the Company will receive delivery of the PG&E Supply through the facilities provided for under the Pipeline Lease Amendment.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company has agreed to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which would allow deliveries of the Koch Supply into
the  CCPL.   Koch  has  not  yet  begun  construction.

     In connection with the delivery of the Koch Supply, Exxon has yet to make operational the CCPL. Accordingly, the Company will not be able to accept the Koch Supply until the completion of the CCPL. During the period April 1, 2000 to the date the CCPL is completed, the Company will arrange for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company anticipates that the net cost to the Company in connection with the Unaccepted Koch Supply Sales will be between $0.00 per gallon and $.0275 per gallon.

     Under the terms of the Koch Supply Contract, when the CCPL becomes operational, the Koch Supply will be delivered into the CCPL, as described above, and blended to the proper specifications as outlined under the New Agreement.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix, beginning April 1, 2000. The purchase price is indexed to variable posted prices.

     Under the terms of the Duke Supply Contract, the Company will be required to pay for modifications related to the connections necessary to bring a portion of the Duke Supply into the Pipeline facilities. These costs are expected to be minimal. All other Duke Supply will be delivered through facilities provided for under the Pipeline Lease Amendment, and blended to the proper specifications as outlined under the New Agreement.

     In addition, upon completion of the CCPL, the delivery of the PG&E Supply or the Koch Supply would satisfy a portion or all of the CCPL Supply requirements under the Exxon Supply Contract.

     The Company is currently purchasing LPG from major suppliers to meet the minimum monthly volumes required in the New Agreement. The Company's costs to purchase LPG (less any applicable adjustments) are below the sales price provided for in the New Agreement.

     The Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract currently require that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the New Agreement.

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

     The Company believes that the terms of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract are commensurate with the anticipated future demand for LPG in Mexico and that any additional costs associated with the Excess Supply as well as the increase in the costs for LPG over previous agreements during fiscal year 1999 will be offset by increased sales margins on LPG sold to the Company's customers. The Company further believes that any additional costs incurred in connection with the Plant Commitment, the CCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply, if any, will be short-term in nature.

The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms as favorable as the New Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses as a result of not being able to meet its minimum purchase requirements under the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract or the costs of LPG may be in excess of prices received on sales of LPG.

     Furthermore, until the US-Mexico Pipelines and the Matamoros Terminal Facility and the Saltillo Terminal Facility are completed and begin to be fully utilized, the Company will be required to deliver a portion or all of the minimum monthly volumes from the Brownsville Terminal Facility (see note J to the unaudited consolidated financial statements). Historically, sales of LPG from the Brownsville Terminal Facility have not exceeded 12.7 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from Exxon, PG&E, Koch or Duke or other suppliers, may limit the ability of the Company to accept the Plant Commitment, the CCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply.

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

As a result of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract, the Company believes that its has an adequate supply of LPG to satisfy the requirements of PMI under the New Agreement and to meet its future sales obligations, if any, upon the expiration of the New Agreement. Due to strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to achieve higher margins on the sale of LPG in the future.

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

     LPG Expansion Program. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipelines") crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel)  [the  "Refined  Products"].

     Previously, on July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex") (see below), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US-Mexico Pipelines"] between El Sabino (at the point North of the Rio Bravo) and to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (the "Matamoros Terminal Facility). The construction and operation of the US-Mexico Pipelines and the Matamoros Terminal Facility are referred to as the "Expansion."

          Management believes that as a result of the Expansion, the Company will have additional strengths due to its ability to penetrate further into Mexico, provide greater volumes of LPG as a result of reduced cross border trucking delays and greater access to Mexican distribution resources and the potential to achieve greater margins on its LPG sales.

     In addition to the Expansion, the Company (i) has begun construction of a midline pump station on the Pipeline (estimated cost of $1.5 million), (ii) has begun an expansion of the Brownsville Terminal Facility to allow for the loading and unloading of railcars, (iii) has begun construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility") at an estimated cost of $500,000, and (iv) has completed the purchase of a tank farm for a purchase price of $195,000 (plus costs related to the clean up of the tank farm), which after additional improvements will be capable of storing and distributing refined products. The Saltillo Terminal Facility, when complete, will allow for the distribution of LPG by railcars, which will directly link the Company's Brownsville Terminal Facility and the Saltillo Terminal Facility. The Saltillo Terminal Facility will contain storage to accommodate approximately 100,000 gallons of LPG. In connection with the purchase of the tank farm, the Company entered into a lease agreement for rental of the land which the tank farm occupies and for the use of a refined products pipeline connecting the tank farm with public dock facilities.

          In connection with the Expansion, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (the "Lease Agreements"), whereby CPSC agreed to construct and maintain the US-Mexico Pipelines (including an additional pipeline to accommodate refined products) and the Matamoros Terminal Facility and agreed to lease these assets to the Company. Under the terms of the Lease Agreements, the Company is required to make monthly rental payments of approximately $157,000, beginning the date that the US-Mexico Pipelines and Matamoros Terminal Facility reach substantial completion, as defined under the Lease Agreements (the "Substantial Completion Date"). During January 2000, CPSC notified the Company that the Substantial Completion Date had occurred. In addition, the Company has agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB, and provide CPSC with a letter of credit of approximately $1.0 million (the "LOC"). The Company is currently in negotiations with RZB and CPSC concerning RZB's subordination of RZB's lien on certain assets, leases and contracts. The Company also has the option to purchase the US-Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the design, construction and maintenance of the US-Mexico Pipelines and Matamoros Terminal Facility.

     On September 16, 1999, the Lease Agreements were amended (the "September 1999 Agreements") whereby CPSC agreed to accept 500,000 shares of common stock of the Company owned by the President of the Company (the "Collateral") in place of the LOC originally required under the Lease Agreements. The Collateral shall be replaced by a letter of credit or cash collateral over a ten-month period beginning monthly after the Substantial Completion Date. In addition, the Company has agreed to guarantee the value of the Collateral based on the fair market value of the Collateral for up to $1.0 million.

          During December 1999, the Company and CPSC amended (the "Addendum") the Lease Agreements, which modified certain terms of the Lease Agreements, including all prior amendments, modifications, options, extensions and renewals, which were entered into from the date of the Lease Agreements until the date of the Addendum. In connection with the Addendum, the Company purchased 50% of the US-Mexico Pipelines and Matamoros Terminal Facility, including a 50% interest in the underlying Lease Agreements for $3.0 million and the right to receive a minimum per month of the greater of $62,800 or 40% of the monthly net income from the Lease Agreements.

          In addition, under the Addendum, the Company received an option until December 15, 2000 to acquire the remaining 50% of the US-Mexico Pipelines and Matamoros Terminal Facility, including the remaining 50% interest in the Lease Agreements for $6.0 million and the issuance of (i) warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised by June 15, 2000 or (ii) warrants to purchase 300,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share if the option is exercised thereafter.

     In connection with the Addendum, the Company is also entitled to offset any amounts which have been paid by the Company on behalf of CPSC related to the completion of CPSC's obligations under the Lease Agreements, except for the $3.0 million paid for the 50% interest, described herein, against the Company's future rental obligations under the Lease Agreements and/or against the option price of $6.0 million to purchase the remaining 50% interest in the US-Mexico

Pipelines and Matamoros Terminal Facility, including a 50% interest in the underlying Lease Agreements. The Company may also offset against its monthly rent obligations under the Lease Agreements any amounts to be received from its interests in the Lease Agreements so long as the Company is current on all of the lease payments required under the Lease Agreements.

          On February 21, 2000, the Company and CPSC entered into a letter of agreement (the "Letter Agreement") whereby the Company modified the terms associated with acquiring the remaining 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility, whereby the Company will only be required to make a cash payment of $4.5 million ($2.0 million to be paid on or prior to March 3, 2000, $1.0 million payable on or before August 21, 2000 and $1.5 million payable in twelve equal monthly installments beginning March 31, 2000) and warrants to purchase 200,000 shares of common stock of the Company exercisable for three years at an exercise price of $4.00 per share. In addition, the Company agreed to pay Cowboy $150,000 on or before June 1, 2000 as full satisfaction of a disputed claim arising from a previous consulting agreement entered into between Cowboy and the Company. The Company also agreed that all payments made by the Company on behalf of CPSC in connection with the Lease Agreements would be assumed by the Company.

     In connection with the Settlement (see note I to the unaudited consolidated financial statements), the Company has acquired 100% of the interests in the Lease Agreements. Accordingly, the Company is no longer required to make lease payments, provide a lien on certain assets, provide the LOC, and the President of the Company is not required to provide the Collateral as prescribed under the Lease Agreements and amendments thereto.

     For financial accounting purposes, the Lease Agreements are capital leases. Therefore, the assets and related liabilities determined as a result of the Settlement, have been recorded in the Company's balance sheet at April 30, 2000 (see notes C and G to the unaudited consolidated financial statements).

     On May 31, 1999, Tergas, S.A. de C.V., a Mexican company ("Tergas") (see below), was formed for the purpose of operating LPG terminal facilities in Mexico, including the Matamoros Terminal Facility and the planned Saltillo Terminal Facility and future LPG terminal facilities in Mexico. Tergas has been issued the permit to operate the Matamoros Terminal Facility and the Company anticipates Tergas will be issued the permit to operate the Saltillo Terminal Facility.

     In connection with the construction of the Mexico Pipelines and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal, S.A. de C.V., a Mexican company ("Termatsal") (see below).

     PennMex, Tergas or Termatsal are currently the owners of the land which is being utilized for the Mexican Pipeline and Matamoros Terminal Facility, have entered into leases associated with the Saltillo Terminal Facility, have been granted the permit for the Mexican Pipeline, have been granted and/or are expected to be granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, or have title to the assets associated with the Mexican Pipeline and Matamoros Terminal Facility acquired by the Company, which were funded by the Company and CPSC (see notes C and I to the unaudited consolidated financial statements). In addition, the Company has advanced funds (totaling $1.6 million at April 30, 2000) to PennMex, Tergas or Termatsal in connection with the purchase of property, plant and equipment associated with the construction of the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility, which are included in property, plant and equipment as "other costs paid by the Company" (see note C to the unaudited consolidated financial statements). Furthermore, the Company intends to fund PennMex,, Tergas or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the years ended July 31, 1998 and 1999 and for the nine months ended April 30, 2000, the Company paid PennMex, Tergas or Termatsal $181,000, $125,000 and $171,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

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

     In  October  1999,  the  Company received a verbal opinion from the Foreign
Investment Section of the Department of Commerce and Industrial Development ("SECOFI") that the operation of the Mexican Pipeline and Matamoros Terminal Facility would be considered a transportation rather than a distribution activity, and therefore, could be performed by a foreign entity or through a foreign-owned Mexican entity. The Company intends to request a ruling from SECOFI confirming the verbal opinion. On November 4, 1999, the Company and Bracamontes and the other shareholders entered into a purchase agreement to acquire up to 75% of the common stock of PennMex for a nominal amount. The purchase agreement is subject to among other things, the receipt of the aforementioned ruling. The Company intends to formalize contracts among the Company, PennMex, Tergas and Termatsal for services to be performed in connection with the operations of the Mexican Pipeline, the Matamoros Terminal Facility and the Saltillo Terminal Facility.

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

Pursuant to the New Agreement upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the New Agreement. Depending on the outcome of any such re-negotiation, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the New Agreement to account for the effects of Deregulation.

Currently  the  Company  sells  LPG to PMI at its Brownsville Terminal Facility.
Upon the completion of the US - Mexico Pipelines and Matamoros Terminal Facility, the Company will sell LPG to PMI at the U.S. border and transport the LPG to the Matamoros Terminal Facility through the US-Mexico Pipelines. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as PMI.

     Credit Arrangements. As of April 30, 2000, the Company has a $10.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, PG&E, Duke and/or Koch, the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of April 30, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $8.9 million of which $6.9 million was being used to secure unpaid purchases.
In addition, as of April 30, 2000, the Company had borrowed $1.3 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at April 30, 2000, the Company had unpaid invoices due from PMI totaling $4.3 million, cash balances maintained in the RZB Credit Facility collateral account of $35,902 and inventory held in storage of $4.4 million (see note D to the unaudited consolidated financial statements).

During May 2000, the Company and RZB amended the RZB Credit Facility whereby the RZB Credit Facility was increased to $20,000,000 from $10,000,000. In connection with the increase, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengesellschaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility.

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

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of

$2.3 million. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, as of April 30, 2000, the Company has granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 662,387 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002 and during May 2000 in accordance with the Notes, the Company granted the holders of the Notes, additional warrants (the "Additional Warrants") to purchase a total of 44,376 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants and the Additional Warrants on or before April 15, 2000, subject to certain conditions (see note H to the unaudited consolidated financial statements).

Net proceeds from the Notes were used for the purchase of the 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility (see notes C and J to the unaudited consolidated financial statements) and for working capital purposes.

Under the terms of the Notes, the Company has agreed to pledge the Company's interests in the US-Mexico Pipelines and the Matamoros Terminal Facility.

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

     During January 2000, the Company issued 17,000 shares of common stock of the Company in exchange for services performed.

During February 2000, warrants to purchase a total of 95,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $308,750. The proceeds of such exercises were used for working capital purposes.

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The note accrues interest at the prime rate per annum and is payable October 31, 2000. The director and officer has also agreed to personally guaranty repayment of the promissory note. The promissory note is collateralized by 200,000 shares of common stock of the Company owned by the director and officer of the Company and has been recorded as a reduction of stockholders' equity. Interest on the promissory note will be recorded when the cash is received.

On April 19, 2000, the Company issued 181,818 shares of common stock of the Company for an amount of $1.0 million. Net proceeds from the sale were used for working capital purposes. The Company has agreed to register the shares issued by July 15, 2000.

     During May 2000 and June 2000, warrants to purchase a total of 48,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $120,000. The proceeds of such exercises were used for working capital purposes.

During June 2000, the Company issued 8,499 shares of common stock of the Company in exchange for fees due.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The obligations of the Company with respect to the Registrable Securities include demand registration rights and/or piggy-back registration rights and/or the Company is required to file an effective registration by either September 19, 1999, December 1, 1999, January 31, 2000, April 15, 2000 or July 15, 2000 (the "Registration"). In connection with the Registration of the Registrable Securities, the Company is required to provide notice to the holder of the Registrable Securities, who may or may not elect to be included in the Registration. The Company is obligated to register the Registrable Securities even though the Registrable Securities may be tradable under Rule 144. The Company did not file a registration statement for the shares agreed to be registered by September 19, 1999, December 1, 1999, January 31, 2000 or April 15, 2000. The Company has also received notice of a demand for registration for certain of the Shares. The registration rights agreements do not contain provisions for damages if the Registration is not completed except for those Shares required to be registered on December 1, 1999, whereby for each monthly anniversary after December 1, 1999 if the Company fails to have an effective registration statement, the Company will be required to pay a penalty of $80,000 to be paid in cash and/or common stock of the
Company based on the then current trading price of the common stock of the Company. Through May 31, 2000, the Company has issued 8,499 shares of common stock of the Company in connection with certain penalties incurred. The Company has received an extension of time to file the registration statement with respect to certain of the Shares required to be registered on December 1, 1999 and April 15, 2000.

     Judgment in favor of the Company. During March 2000, the Company received the cash portion of the Judgment from IBC-Brownsville of $4.3 million of which approximately $1.3 million was paid for legal fees and for other expenses associated with the Judgment.

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

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million to be paid at the commencement of operations of the US Pipelines (paid during April 2000) and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due at the end of 36 months from the date of commencement of operations of the US Pipelines. The $1.9 million is included in capital lease obligations (see note G to the unaudited consolidated financial statements).

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with Lease Agreements for a promissory note, transfer of the property owned by the Company referred to above and warrants to acquire common stock of the Company. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. The unaudited consolidated financial statements have been adjusted to reflect the Settlement. The Settlement is subject to final documentation and approval of the Court.

As a result of the aforementioned, the Company may incur additional costs to complete the US-Mexico Pipelines and Matamoros Terminal Facility, the amount of which cannot presently be determined.

As a result of the foregoing, there is no certainty that the Company will; (i) acquire the remaining 50% interest in the US-Mexico Pipelines and Matamoros Terminal Facility, (ii) utilize the US-Mexico Pipelines and Matamoros Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US-Mexico Pipelines and Matamoros Terminal Facility (see note C to the unaudited consolidated financial statements).

Other Litigation. The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position (see note I to the unaudited consolidated financial statements).

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts as shown in the Company's consolidated balance sheet is dependent upon (i) the Company's ability to obtain additional financing and raise additional equity capital, (ii) the completion of the transactions related to the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo
Terminal Facility, (iii) the success of the Company's future operations and Expansion Program, and (iv) the consummation of the acquisition of the interests in PennMex and the operating agreements among the Company, PennMex, Tergas or Termatsal.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines, (v) increase its source of LPG supply and at more favorable terms, (vi) obtain additional letters of credit financing, (vii) raise additional debt and/or equity capital and (viii) resolve the issues related to the US-Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility. See note K to the unaudited consolidated financial statements.

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

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part I.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     To the extent that the Company maintains quantities of LPG inventory, the Company is exposed to market risk related to the volatility of LPG prices. During periods of falling LPG prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

The 2000 Annual Meeting of Stockholders of the Company (the "Meeting") was held on April 28, 2000 at the Company's executive offices. The record date for the Meeting was March 7, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's two proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

     Proposal  #1     Election  of  Directors

     Name  of  Director  Elected          Votes  For     Votes  Withheld
     ---------------------------          ----------     ---------------
          Jerome  B.  Richter             8,943,361          7,278
          Ian  T.  Bothwell               8,943,361          7,278
          Jorge  R.  Bracamontes          8,943,361          7,278
          Jerry  L.  Lockett              8,943,361          7,278
          Kenneth  G.  Oberman            8,943,361          7,278
          Stewart  J.  Paperin            8,943,361          7,278

     Proposal #2 Proposal to ratify the appointment of Burton McCumber & Cortez,
                 L.L.P.  as  the  independent  auditors  of  the  Company.

          For          Against     Abstain
          ---          -------     -------

          8,903,109     44,400     3,130


ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.   Exhibits  and  Financial  Statement  Schedules

     The  following  Exhibits  are  incorporated  herein  by  reference:

EXHIBIT  NO.
------------

10.140 Transfer of Shares Agreement dated November 4, 1999 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

10.141 Transfer of Shares Agreement dated November 4, 1999 between Juan Jose Navarro Plascencia and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

10.142 Addendum dated December 15, 1999 between CPSC International, Inc. and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended January 31, 2000, filed on March 21, 2000, SEC File No. 000-24394).

The following Exhibits and Financial Statement Schedules are filed as part of this report:

10.143 LPG Mix Purchase Contract (DTIR-010-00) dated March 31, 2000 between PMI Trading Limited and the Company.

10.144 LPG Mix Purchase Contract (DTIR-011-00) dated March 31, 2000 between PMI Trading Limited and the Company.

10.145 Product Sales Agreement dated February 23, 2000 between Koch Hydrocarbon Company and the Company.

10.146 First Amendment Line Letter dated May 2000 between RZB Finance LLC and the Company

  27.1     Financial  Data  Schedule.

b.     Reports  on  Form  8-K.

     None.

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     PENN  OCTANE  CORPORATION



June  19,  2000     By:     /s/Ian  T.  Bothwell
                            --------------------
                             Ian  T.  Bothwell
                             Vice  President,  Treasurer,  Assistant  Secretary,
                                 Chief  Financial  Officer