Form 10-K
period 2000-07-31
PENN OCTANE CORP
filed 2000-11-14
CIK 893813

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

     For  the  fiscal  year  ended  July 31, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    52-1790357
  (State or Other Jurisdiction                       (I.R.S. Employer
 of Incorporation or Organization)                  Identification  No.)


77-530 ENFIELD LANE, BUILDING D, PALM DESERT, CALIFORNIA                92211
     (Address  of  Principal  Executive  Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (760) 772-9080

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 13, 2000 was $48,616,328. The last reported sale price of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on October 13, 2000 was $5.25 per share.

     The number of shares of Common Stock, par value $.01 per share, outstanding on October 13, 2000 was 13,686,795.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              TABLE  OF  CONTENTS


          ITEM                                                                  PAGE NO.
          ----                                                                  --------
Part I      1.  Business                                                           3

            2.  Properties                                                        13

            3.  Legal Proceedings                                                 15

            4.  Submission of Matters to a Vote of Security Holders               18

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                               19

            6.  Selected Financial Data                                           21

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         23

           7A.  Quantitative and Qualitative Disclosures About Market Risks       33

            8.  Financial Statements and Supplementary Data                       34

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                          74

Part III   10.  Directors and Executive Officers of the Registrant                75

           11.  Executive Compensation                                            77

           12.  Security Ownership of Certain Beneficial Owners and Management    83

           13.  Certain Relationships and Related Transactions                    84

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  86

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the completion and operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility, other upgrades to our facilities, foreign ownership of LPG operations, credit arrangements and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those discussed elsewhere in this Annual Report. We caution you, however, that this list of factors may not be complete.

ITEM  1.     BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and owns a 50% interest and leases the remaining 50% interest in a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and pipelines (the "US - Mexico Pipelines") which connects the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects Exxon Company, U.S.A.'s ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La
Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the "ECCPL"), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant. In connection with the Company's lease agreement for the Leased Pipeline, the Company has access to 21 million gallons of storage located in Markham, Texas ("Markham") as well as potential propane pipeline exchange suppliers via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     On October 21, 1993, International Energy purchased 100% of the common stock of Penn Octane Corporation, a Texas corporation, and merged it into International Energy as a division. As a result of the merger, the Company assumed the lease agreement with Seadrift Pipeline Corporation ("Seadrift") for the use of the Leased Pipeline. In January 1995, the Board of Directors approved the change of the Company's name to Penn Octane Corporation.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon completion of construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeast region of Mexico because of the Company's access to pipelines and terminal facilities which allow the Company to bring supplies of LPG close to consumers of LPG in major cities in that region. The Company sells LPG primarily to P.M.I. Trading Limited ("PMI") who distributes the LPG purchased from the Company into the northeast region of Mexico. PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owed Mexican oil company, which is commonly known by its trade name "PEMEX." Since operations commenced, the Company's primary customer for LPG has been PMI.

     In March 1997, the Company, through its wholly-owned subsidiary PennWilson CNG, Inc., a Delaware corporation ("PennWilson"), acquired certain assets, including inventory, equipment and intangibles, from Wilson Technologies Incorporated ("WTI"), a company formerly engaged in the design, construction, installation and maintenance of turnkey CNG fueling stations, hired certain of WTI's former employees and commenced operations for the provision of equipment and services used in the CNG industry. In May 1999, the Company discontinued operation of its CNG business and most of the Company's CNG assets were sold (see notes D and E to the consolidated financial statements).

     The Company's principal executive offices are located at 77-530 Enfield Lane, Building D, Palm Desert, California 92211, and its telephone number is
(760) 772-9080. The offices of PennWilson are located at 12631 Imperial Highway, Bldg. A, Suite 120A, Santa Fe Springs, California 90670, and its telephone number is (562) 929-1984.


LIQUEFIED  PETROLEUM  GAS

     OVERVIEW. Since operations commenced, the primary business of the Company has been the purchase, transportation and sale of LPG. LPG is a mixture of propane and butane principally used for residential and commercial heating and cooking. The demand for propane is also growing as a motor fuel substitute for motor gasoline.

     The primary market for the Company's LPG is the northeast region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico increased from an average of 386.6 million gallons per month in 1999 to an average of 415.6 million gallons per month from January 1, 2000 to September 30, 2000, an estimated annual increase of 7.5%. The future of LPG in Mexico continues to favor the Company for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity and such short fall is expected to increase (ii) limited sources of competitive LPG supply for importation into Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company has been able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeast Mexico primarily as a result of the Leased Pipeline and the geographic proximity of its Brownsville Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. Beginning in April 2000, the Company enhanced its strategic position in the supply of LPG in northeast Mexico by commencing operations of the US - Mexico Pipelines and Matamoros Terminal Facility. With the commencement of operations of the Matamoros Terminal Facility, the previous logistical inefficiencies and sales limitations resulting from delays crossing the United States-Mexico border or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility have been reduced. Prior to the commencement of operations by the Company at its Brownsville Terminal Facility, LPG exports to northeast Mexico from the United States had been transported by truck and rail primarily through Eagle Pass, Texas which is approximately 240 miles northwest of Brownsville. The Company's Brownsville Terminal Facility and Matamoros Terminal Facility provide reduced trucking distances and trucking costs to points of distribution in northeast Mexico than the principal LPG supply centers (other than Brownsville) historically used by PMI. The Company believes that the Matamoros Terminal Facility and the Saltillo Terminal Facility (as defined below) will further enhance its strategic position for the supply of LPG in northeast Mexico.

     THE BROWNSVILLE TERMINAL FACILITY. The Company's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. The Brownsville Terminal Facility also contains a railroad spur. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage and mixing tanks, four mixed product truck loading racks, one specification product propane loading rack and two racks capable of receiving LPG delivered by truck and three railcar loading racks which permit the loading and unloading of LPG by railcar. The truck loading racks and railcar loading racks are linked to a computer-controlled loading and remote accounting system.

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on October 15, 2003. Currently, substantially all of the Company's LPG supply is received through the Leased Pipelines, which are connected to the facilities located at the Brownsville Terminal Facility. The US - Mexico Pipelines also connect to the facilities located at the Brownsville Terminal Facility. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel.

     The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment (as defined below). The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants of the Brownsville Lease, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     THE US - MEXICO PIPELINES AND MATAMOROS TERMINAL FACILITY. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the "US Pipelines") crossing the international boundary line between the United
States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [the "Refined Products"].

     On July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex"), an affiliated company (see "Foreign Ownership of LPG Operations"), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US - Mexico Pipelines"] from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

     In connection with the construction of the US - Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended ("the Lease Agreements"), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rentals of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility were physically capable to transport and receive LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition, the Company agreed to provide a lien (the "Liens") on certain assets, leases and contracts, which are currently pledged to RZB Finance, L.L.C. ("RZB"), which Liens would require the consent of RZB, and provide CPSC with a letter of credit of approximately $1.0 million. The Company also had the option to purchase the US - Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the construction and maintenance of the US - Mexico Pipelines and Matamoros Terminal Facility.

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of July 31, 2000 the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The parties are close to a renewed negotiated settlement of all disputes between them and have signed a number of term sheets that contain virtually all of the substantive provisions necessary to a global resolution, which would provide for 100% ownership of the US - Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates (the "Settlement") and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US - Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes G, J and M to the consolidated financial statements).

     With  the  completion  of  the  US-Mexico  Pipelines and Matamoros Terminal
Facility, the Company has established a pipeline infrastructure that allows it to transport LPG from the United States to Mexico (the "Expansion"). Management believes that as a result of the Expansion, the Company will have the opportunity to: i) further penetrate the Mexican market for the sale of LPG, ii) provide greater volumes of LPG into Mexico as a result of reduced cross border trucking delays and greater access to Mexican distribution resources, and iii) achieve greater margins on its LPG sales.

     The Company or its Mexican affiliates own, lease, or intend to obtain the land or rights of way used in the construction of the US - Mexico Pipelines, and own the assets comprising the US - Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate Tergas, S.A. de C.V. ("Tergas") has been granted the permit to operate the Matamoros Terminal Facility (see "Foreign Ownership of LPG Operations").

     US - MEXICO PIPELINES. The Company's US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 25 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The planned capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can flow product bi-directionally and can accommodate LPG or Refined Products.

     THE MATAMOROS TERMINAL FACILITY. The Company's Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US - Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and the Company believes that it is strategically positioned to be a centralized distribution center of LPG for the northeast region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG and there are plans to install additional storage capacity totaling approximately 630,000 gallons. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to the Company's Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US - Mexico Pipelines which connect to the Leased Pipelines at the Brownsville Terminal Facility.

     THE SALTILLO TERMINAL FACILITY. Termatsal, S.A. de C.V. ("Termatsal") has completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility") for an estimated cost of $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Company further believes that by having the capability to deliver LPG to the Saltillo Terminal Facility, the Company will be able to further penetrate the Mexican market for the sale of LPG. The Saltillo Terminal Facility will begin operations upon final approval from local governmental authorities, expected to be by December 2000.

     Tergas leases the land on which the Saltillo Terminal Facility is located and has been granted the permit to operate the Saltillo Terminal Facility. Termatsal owns the assets comprising the Saltillo Terminal Facility. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     In connection with the planned operations of the Saltillo Terminal Facility, Termatsal has leased approximately 50 railcars to transport LPG between the Brownsville Terminal Facility and the Saltillo Terminal Facility.

     THE LEASED PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Union Carbide Corporation ("Union Carbide"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility (the "Leased Pipeline"). As provided for in the Pipeline Lease, the Company has the right to use the Leased Pipeline solely for the transportation of LPG and refined products belonging only to the Company and not to any third party.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, access to 21 million gallons of storage located in Markham as well as potential propane pipeline exchange suppliers via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date, and the Company is required to pay a minimum charge for storage of $300,000 per year, beginning January 1, 2000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     Present Pipeline capacity is approximately 250 million gallons per year. In fiscal year 2000, the Company sold approximately 140 million gallons of LPG which flowed through the Leased Pipeline. The Company can increase the Leased Pipeline's capacity through the installation of additional pumping equipment (see "Upgrades" below).

     The Company intends to obtain additional lease extensions for the Leased Pipeline, which would enable the Company to maintain its LPG business beyond the term of the Pipeline Lease Amendment.

     THE ECCPL PIPELINE. In connection with the Company's supply agreement with Exxon, the Company was granted access to Exxon's twelve-inch pipeline which connects from Exxon's Viola valve station in Nueces County, Texas (near Corpus Christi, Texas) to the inlet of the King Ranch Gas Plant (the "ECCPL Pipeline"). Under the terms of the agreement, Exxon has agreed to make available space in the ECCPL for up to 420,000 gallons per day for the Company's use.

     THE TANK FARM. The Company recently purchased four storage tanks capable of storing approximately 12.6 million gallons of Refined Products. The Company leases the land on which the Tank Farm is located from the District under a lease agreement (the "Brownsville Lease") that expires in January 2005. The Company intends to construct additional piping to the Tank Farm which would connect the Brownsville Terminal Facility, the Tank Farm and the water dock facilities at the Brownsville Ship Channel.

     UPGRADES. The Company has already contracted and intends to further contract in the near future for the design, construction and installation of several projects which, when completed, will increase its current pipeline and storage capacity, enhance its existing pipeline and terminal facilities or expand its ability to accept or deliver LPG supply (the "Upgrades").

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline and make the Leased Pipeline bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360 million gallons per year. The total estimated cost to complete the project is approximately $2.0 million of which approximately $1.1 million has been incurred through July 31, 2000.

     The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the District's water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The estimated cost of this project is expected to approximate $2.0 million. The Company has employed a firm to provide the design and engineering for this project.

     DISTRIBUTION. Until March 2000, all of the LPG from the Leased Pipeline has been delivered to the Company's customers at the Brownsville Terminal Facility and then transported by truck to the United States Rio Grande Valley and northeast Mexico by the customers. In April 2000, the Company began operating the Matamoros Terminal Facility, whereby a portion of the Company's LPG supply is further routed from the Brownsville Terminal Facility through the US - Mexico Pipelines to the Matamoros Terminal Facility and received by the Company's customer for further distribution by truck in northeast Mexico.

     The Company also intends to begin delivering LPG from the Brownsville Terminal Facility to the Saltillo Terminal Facility by railcar, which will then be received by the Company's customer for further distribution by truck in northeast Mexico. Termatsal has contracted with Arrendadora Nacional de Carros de Ferrocarril, S.A. de C.V. for the rental of up to 50 railcars to be used primarily to transport LPG from the Brownsville Terminal Facility to the Saltillo Terminal Facility for the period from August 1999 to August 2001.

     The Company owns 14 trailers, which are approved for the transport of petrochemicals over United States roadways. These trailers are currently being used to transport LPG on behalf of PMI from the Brownsville Terminal Facility to points of distribution in northeast Mexico.

     Since November 1997, the Company has had a lease arrangement with Auto Tanques Nieto ("Nieto") to lease the Company's trailers to be used in connection with transporting LPG from the Brownsville Terminal Facility to points of distribution in Mexico. Nieto is one of Mexico's largest transportation companies and provides transportation services to PMI for the LPG purchased from the Company.

     LPG SALES AGREEMENT. Since operations commenced, the Company has been a supplier of LPG to PEMEX/PMI, which, under current Mexican law, has exclusive responsibility for importing LPG into Mexico. PMI is currently the Company's only customer (other than United States customers which the Company may sell excess quantities of LPG), with sales of LPG to PMI accounting for substantially all of the Company's total LPG sales revenues (other than sales related to disposal of excess quantities of LPG) for the fiscal years ended July 31, 1998, 1999 and 2000. The Company entered into a new sales agreement with PMI for the period from April 1, 2000 through March 31, 2001 (the "New Agreement"), for the annual sale of a minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

     On October 11, 2000, the New Agreement was amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual minimum commitment of
158.7  million  gallons.

     The New Agreement, as amended, represents an increase of 130% over annual minimum contract volumes under the previous sales agreement with PMI for the period from April 1, 1999 through March 31, 2000. Actual sales volumes to PMI during the period from April 1, 1999 through March 31, 2000 exceeded the minimum contractual volumes by 95%. Under the terms of the New Agreement, sale prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the previous sales agreements with PMI depending on the final delivery point of the LPG. Sales to PMI for the year ended July 31, 2000 totaled $76.0 million representing approximately 77.2% of total revenues for the period.

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines, (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US - Mexico Pipelines. During October 2000, approximately 78% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of July 31, 2000, the Saltillo Terminal Facility had not commenced operations.

     Historically, the Company and PMI have renewed the existing sales agreement prior to its expiration. The Company intends to negotiate a renewal of the New Agreement prior to its expiration.

     FOREIGN OWNERSHIP OF LPG OPERATIONS. PennMex, Tergas and Termatsal are Mexican companies, which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current
Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities are prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution).

     During November 2000, the Company, Bracamontes and the Minority Shareholders entered into agreements whereby the Company may acquire up to 100% of the outstanding shares of PennMex and Termatsal for a nominal amount subject to, among other things, the Settlement. Because the Company participates in one of the defined LPG activities (see above), the Company intends to contract with Tergas for services to be performed by Tergas at the Matamoros Terminal Facility and the Saltillo Terminal Facility.

     In connection with the construction of the Mexico Pipelines and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal (see below).

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or intend to obtain the land or right of ways used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see notes G and P to the consolidated financial statements). The portion of funds which were advanced by the Company (totaling $3.7 million at July 31, 2000) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company intends to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the years ended July 31, 1998, 1999 and 2000, the Company paid PennMex, Tergas or Termatsal $181,000, $125,000 and $293,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

     The operations of PennMex, Tergas and Termatsal are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

     DEREGULATION OF THE LPG INDUSTRY IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petr leo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities will be prohibited from participating in the distribution of LPG in Mexico. Upon the completion of Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law a single entity is not permitted to participate in more than one of the defined LPG activities
(transportation, storage and distribution). The Company expects to sell LPG directly to independent Mexican distributors as well as PMI. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation, prior to entering into contracts with the Company.

     Pursuant to the New Agreement, upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the New Agreement. Depending on the outcome of any such renegotiations, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the New Agreement to account for the effects of Deregulation.

     Currently the Company sells LPG to PMI at its Brownsville Terminal Facility or at the United States-Mexico border for LPG product destined for the Matamoros Terminal Facility or the Saltillo Terminal Facility. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as to PMI at its Brownsville Terminal Facility or at the United States-Mexico border.

     LPG SUPPLY. Historically, the Company has purchased LPG from its suppliers, mixed to PMI's specifications, at variable posted prices below those provided for in its sales agreements with PMI thereby providing the Company with a fixed margin over the cost of LPG. From June 1995 to July 1996, and from November 1, 1996 to early November 1997, PMI purchased LPG from Exxon on the Company's behalf under the terms of the Company's supply agreement with Exxon. PMI invoiced the Company for the LPG at the price paid to Exxon and title to the LPG passed to the Company as the LPG entered the Leased Pipeline. In October 1997, as a result of the Company obtaining a credit facility, PMI no longer provided any financing on behalf of the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Arrangements"). During October 1998, the Company entered into a monthly supply agreement with Exxon pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with the specifications as outlined under the New Agreement (the "Plant Commitment"). The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made operational its Corpus Christi Pipeline (the "ECCPL") during September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the proper specifications outlined under the New Agreement and then delivered into the Leased Pipeline. In connection with the ECCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the ECCPL during the first quarter from the date that the ECCPL is operational, approximately 92.0 million gallons the following year and 122.0 million gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "PG&E Supply") beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, to the ECCPL (after PG&E completes construction of an interconnection, expected to be completed by December 2000), and blended to the proper specifications as outlined under the New Agreement.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

     In connection with the delivery of the Koch Supply, the Company did not accept the Koch Supply because the ECCPL was not operational until September 2000. Accordingly, the Company arranged for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company incurred additional costs in connection with the disposal of the Unaccepted Koch Supply Sales.

     Under the terms of the Koch Supply Contract, the Koch Supply will be delivered into the ECCPL and blended to the proper specifications as outlined under the New Agreement.

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

     Pursuant to the terms of the Duke Supply Contract, the Company paid a minimal amount for modifications related to the interconnections necessary to allow the Duke Supply to be delivered into the Leased Pipeline facilities.

     The delivery of the PG&E Supply or the Koch Supply will satisfy a portion or all of the ECCPL Supply requirements under the Exxon Supply Contract.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers") to meet the minimum monthly volumes required in the New Agreement. The Company's costs to purchase LPG (less any applicable adjustments) are below the sales prices provided for in the New Agreement.

     The agreements with the Suppliers currently require that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the New Agreement.

     The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. The cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in costs of LPG or LPG volumes purchased by PMI. Upon the implementation of Deregulation, the Company anticipates entering into contracts with Mexican distributors which require payments in pesos. In addition, the Mexican distributors may be limited in their ability to obtain adequate financing.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms equal to or more favorable than those in the New Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses.

     Furthermore, the Company currently utilizes the Brownsville Terminal Facility and may be required to deliver a portion or all of the minimum monthly volumes from the Brownsville Terminal Facility in the future. Historically, sales of LPG from the Brownsville Terminal Facility have not exceeded 12.7 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from the Suppliers, may limit the ability of the Company to accept or deliver the Plant Commitment, the PG&E
Supply,  the  Koch  Supply,  and  the  Duke  Supply.

     As a result of the Supply Contracts, the Company has an adequate supply of LPG to satisfy the requirements of PMI under the New Agreement. Due to the strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to enter into future sales agreements to utilize the excess volumes committed to under the contracts with the Suppliers.

COMPETITION

     LPG. The Company competes with several major oil and gas and trucking companies for the export of LPG from the United States to northeastern Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company.

     The Company competes in the supply of LPG on the basis of service, price and volume. As such, LPG providers who own or control their LPG supply may have a competitive advantage over their competitors. As a result of the Supply Contracts, the Company believes that it has committed to purchase a significant amount of the LPG supply available in south Texas which could be delivered competitively to northeast Mexico.

     Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum product; however, at certain times of the year, trucking companies may reduce their rates to levels lower than those charged by the Company. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the ECCPL, the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over the Company's competitors who utilize truck transportation to deliver LPG.

     The Company believes that it's ECCLP, Leased Pipeline, the US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility, the Matamoros Terminal Facility and the Saltillo Terminal Facility, leave it well positioned to successfully compete for LPG supply contracts with PMI and upon Deregulation of the Mexican LPG market with local distributors in northeast Mexico.

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

     Certain of the Company's United States operations are subject to regulation by the Texas Railroad Commission. The Company believes it is in compliance with all applicable regulations of the Texas Railroad Commission. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects would not be significant.

EMPLOYEES

     As of July 31, 2000, the Company has 16 employees, including two in finance, seven in sales and administration, and seven in production. In addition, the Company's Mexican affiliates have employees which provide services in Mexico to the Company and the Company occasionally retains subcontractors and consultants in connection with its operations.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

ITEM  2.     PROPERTIES.

     As of July 31, 2000, the Company owned, leased or has access to the following facilities:

                                                                         APPROXIMATE       LEASE, OWN
LOCATION                               TYPE OF FACILITY                      SIZE         OR ACCESS(2)
-------------------------  -----------------------------------------  ------------------  -------------

Brownsville, Texas         Pipeline interconnection and railcar       31 acres            Leased(1)
                           and truck loading facilities, LPG
                           storage facilities, on-site
                           administrative offices

Brownsville, Texas         Brownsville Terminal Facility              19,200 square feet  Owned(1)
                           building

Extending from Kleberg     Seadrift Pipeline                          132 miles           Leased(3)
County, Texas to Cameron
County, Texas

Salt Storage-Markham,      Seadrift Pipeline                          500,000 bbls of     Access(3)
Texas to King Ranch Plant                                             storage; 155 mile
                                                                      pipeline

Extending from Nueces      ECCPL Pipeline                             46 miles            Access(8)
County, Texas to King
Ranch Plant

Saltillo, Mexico           Railcar and truck loading facilities,      53,820 square feet  Owned(9)
                           LPG storage facilities, on-site
                           administration offices

Extending from             US-Mexico Pipelines                        25 miles            50% own;
Brownsville, Texas to                                                                     option for
Matamoros, Mexico                                                                         remaining 50%

Matamoros, Mexico          Pipeline interconnection, LPG truck        35 acres            50% own;
                           loading facilities, LPG storage                                option for
                           facilities, on-site administration office                      remaining 50%

Brownsville, Texas         Pipeline interconnection, Refined          12 acres            Leased(6)
                           Products storage tanks                     300,000 bbls of     Owned
                                                                      Storage

Houston, Texas             Administrative Offices                     968 square feet     Leased(7)

Santa Fe Springs,          Administrative Offices                     1,500 square feet   Leased(4)
California

Palm Desert, California    Penn Octane Corporation Headquarters       3,400 square feet   Leased(5)

_____________


(1) The Company's lease with respect to the Brownsville Terminal Facility expires on October 15, 2003.
(2) Pursuant to a $20.0 million credit facility, the Company has granted a mortgage security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures, and interests therein, including, without limitation, the Brownsville Lease and the Pipeline Lease (the "Liens"). In connection with the Lease Agreements with CPSC, the Company is required to assign a portion of or all of the Liens (see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Credit Arrangements").
(3)  The Company's lease with Seadrift expires December 31, 2013.
(4) The Company's lease with respect to the Santa Fe Springs, California facilities is on a month to month basis.
(5) The Company's lease with respect to its headquarters offices expires October 31, 2002. The monthly lease payments approximate $3,000 a month.
(6)  The Company's lease with respect to the Tank Farm expires in January 2005.
(7) The Company's lease for the Houston, Texas facility expired in September 2000. Beginning in October 2000, the Company relocated its Houston, Texas facility to another location in Houston, Texas. The lease expires in March 2002. The monthly lease payments approximate $1,300.
(8) The Company's use of the ECCPL is pursuant to the Exxon Supply Contract, which expires on September 30, 2009.
(9) These assets are located on land leased by Tergas. The lease agreement expires on January 31, 2003, with an option to renew annually thereafter.

For information concerning the Company's operating lease commitments, see note M to the consolidated financial statements.

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

     In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville (the "Petitioner") filed a petition for review with the Supreme Court of Texas. On May 10, 1999, the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, the Petitioner filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. During November 1999, the Petitioner filed a petition for writ of certiorari with the United States Supreme Court. On January 24, 2000, the United States Supreme Court denied the Petitioner's request for review and the Judgment became final and binding. During March 2000, the Company received a cash payment from IBC-Brownsville of $4.3 million of which approximately $1.3 million was paid for legal fees and for other expenses associated with the Judgment.

     On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability, the Company agreed to pay Mr. Duran $250,000, of which $100,000 is to be paid by the Company's insurance carrier, in cash and issue him 100,000 shares of common stock of the Company. The total settlement costs recorded by the Company at July 31, 1999 totaled $456,300. The parties had agreed to extend the date which the payments were required in connection with the settlement including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

     On October 12, 1999, a Demand for Arbitration (the "Arbitration") of $780,767 (subsequently amended to $972,515) was filed by A.E. Schmidt Environmental ("Schmidt") against Amwest Surety Insurance Company ("Amwest"), PennWilson and Penn Octane Corporation on a performance bond pursuant to a CNG contract. The Company filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration pursuant to an alter ego theory. During April 2000, the court denied Schmidt's petition to compel Penn Octane Corporation to participate in the Arbitration. The Arbitration is currently scheduled for March 2001. PennWilson has countersued Schmidt in connection with overruns under the CNG contract. PennWilson is currently considering all of its other legal options and intends to vigorously defend against the claims made against PennWilson as well as the performance bond issued by Amwest. Penn Octane Corporation is not currently a party to the dispute.

     On  January  28,  2000,  a  complaint  was filed by WIN Capital Corporation
("WIN") in the Supreme Court of the State of New York, County of New York, against the Company for breach of contract seeking specific performance and declaratory relief in connection with an investment banking agreement. During August 2000, the complaint was settled whereby the Company agreed to issue WIN 12,500 shares of common stock of the Company. The Company also agreed to register the shares issued to WIN. The value of the stock, totaling approximately $82,000 at the time of settlement, has been recorded in the Company's Consolidated Financial Statements at July 31, 2000.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due during April 2003. The liability of $1.9 million is included in capital lease obligations (see note J to the consolidated financial statements).

     On March 14, 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court"), Southern District of Texas, Corpus Christi Division.

     On April 27, 2000, the Company filed a complaint in the 107th Judicial District Court of Cameron County, Texas, against Cowboy and the sole shareholder of Cowboy ("Owner") alleging (i) fraud, (ii) aiding and abetting a breach of fiduciary duty, (iii) negligent misrepresentation, and (iv) conspiracy to defraud in connection with the construction of the US-Mexico Pipelines and Matamoros Terminal Facility and the underlying agreements thereto. The Company also alleges that Cowboy was negligent in performing its duties. The Company was seeking actual and exemplary damages and other relief. On June 9, 2000, Cowboy removed the case to the Court.

     On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company against the use of the US-Mexico Pipelines and escrow of all income related to use of the US-Mexico Pipelines,
(ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the avoidance of the Addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreements and the September 1999 Agreements.

     During May 2000, the Company filed a motion with the Court seeking to appoint a Chapter 11 Trustee and the Company also filed a complaint with the Court seeking a declaratory judgment stating that the US-Mexico Pipelines be held in trust for the benefit of the Company and that the US-Mexico Pipelines are no longer the assets of the bankruptcy estate. The motion and the complaint are still pending.

     On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. Subsequent to July 31, 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The settlement is subject to completion of the settlement documents.

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with Lease Agreements for a promissory note, transfer of the property owned by the Company purchased on March 20, 2000 referred to above and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documents as provided for in the Settlement Agreement. The parties are close to a renewed negotiated settlement of all disputes between them and have signed a number of term sheets that contain virtually all of the substantive provisions necessary to a global resolution. The accompanying consolidated financial statements have been adjusted to reflect the Settlement. The Settlement is subject to final documentation and approval of the Court. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

     As a result of the aforementioned, the Company may incur additional costs to complete the US - Mexico Pipelines and Matamoros Terminal Facility, the amount of which cannot presently be determined.

     In addition, there is no certainty that the Company will (i) acquire the remaining 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility, (ii) continue to utilize the US - Mexico Pipelines and Matamoros
Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US - Mexico Pipelines and Matamoros Terminal Facility (see note G to the consolidated financial statements).

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


                                   LOW    HIGH
                                  -------  --------
FISCAL YEAR ENDED JULY 31, 1999:
First Quarter . . . . . . . . . . . . .   $ 0.875  $3.875
Second Quarter . . . . . . . . . . . . .    0.500   2.000
Third Quarter . . . . . . . . . . . . . .   1.313   2.500
Fourth Quarter . . . . . . . . . . . . .    1.313   2.531

FISCAL YEAR ENDED JULY 31, 2000:
First Quarter . . . . . . . . . . . . .   $ 2.375  $4.281
Second Quarter . . . . . . . . . . . . . .  3.375   7.875
Third Quarter . . . . . . . . . . . . .     6.500  10.938
Fourth Quarter . . . . . . . . . . . . .    6.375   8.875


     On October 13, 2000, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $5.25 per share. On October 13, 2000, the Company had 13,686,795 shares of common stock outstanding and approximately 1,600 holders of record of the common stock.

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

     During June 2000 and September 2000, the Company issued 8,497 shares and 3,480 shares, respectively, of common stock of the Company in exchange for penalties payable under a registration rights agreement.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares, respectively, of common stock of the Company in connection with settlement of litigation. The Company agreed to register the shares issued in the future.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 121,617 shares of common stock of the Company as collateral. The promissory note will be recorded as a reduction of stockholders' equity during the quarter ending October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 10,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $32,500.

     The above transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Regulation D promulgated thereunder.

ITEM  6.     SELECTED  FINANCIAL  DATA.


     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 2000 have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per share data.

                                                              Year  Ended  July  31,
                                           ---------------------------------------------------------
                                             1996        1997          1998         1999      2000
                                           --------  ------------  ------------  ----------  -------
Revenues                                   $26,271   $  29,699(1)  $  30,801(1)  $35,338(1)  $98,515
Income (loss) from continuing operations      (724)       (2,886)       (2,072)      1,125     1,461
Net income (loss)                             (724)       (2,923)       (3,744)        545     1,461
Net income (loss) from continuing             (.14)         (.48)         (.25)        .11       .11
 operations per common share
Net income (loss) per common share            (.14)         (.48)         (.43)        .05       .11
Total assets                                 5,190         5,496         6,698       8,909    31,537
Long-term obligations(1)                     1,060         1,113            60         259     1,465

--------------------

(1)The operations of PennWilson for the period from February 12, 1997 (date of incorporation) through May 25, 1999, the date operations were discontinued, are presented in the consolidated financial statements as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2000) refer to the Company's fiscal year ended July 31. The results of operations related to the Company's CNG segment, primarily consisting of PennWilson, which began operations in March 1997 and was discontinued during fiscal 1999, have been presented separately in the consolidated financial statements of the Company as discontinued operations.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG and, from 1997 to March 1999, the provision of equipment and services to the CNG industry. Since operations commenced, the Company has bought and sold LPG for distribution into northeast Mexico and the United States Rio Grande Valley.

     In fiscal 2000, the Company has derived 77.2% of its revenues from sales of LPG to PMI, its primary customer.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on similarly indexed variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance. Mismatches in volumes and prices of LPG purchased from suppliers and resold to PMI could result in unanticipated costs.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal 1998, 1999 and 2000.


                                       Fiscal  Year  Ended
                                           July  31,
                                      ---------------------
                                      1998    1999    2000
                                      -----  ------  ------
Volume Sold

    LPG (millions of gallons) - PMI    88.5   117.0   140.2
    LPG (million of gallons) - Other      -       -    47.2
                                      -----  ------  ------
                                       88.5   117.0   187.4

Average sales price

    LPG (per gallon) - PMI            $0.35  $ 0.30  $ 0.54
    LPG (per gallon) - Other              -       -    0.47

RESULTS  OF  OPERATIONS


YEAR  ENDED  JULY  31,  2000  COMPARED  WITH  JULY  31,  1999

     Revenues. Revenues for fiscal 2000 were $98.5 million compared with $35.3 million for fiscal 1999, an increase of $63.2 million or 178.8%. Of this increase, $12.6 million was attributable to increased volumes of LPG sold to PMI in fiscal 2000, $28.2 million was attributable to increased average sales prices of LPG sold to PMI in fiscal 2000 and $22.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances during fiscal 2000.

     Cost of sales. Cost of sales for fiscal 2000 was $94.9 million compared with $32.0 million for fiscal 1999, an increase of $62.9 million or 196.2%. Of this increase, $11.4 million was attributable to increased volumes of LPG purchased for sales to PMI in fiscal 2000, $27.4 million was attributable to increased average sales prices of LPG purchased for sales to PMI in fiscal 2000, $23.0 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances during fiscal 2000 and $1.1 million was attributable to increased operating costs associated with LPG during fiscal 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.2 million for fiscal 2000 compared with $2.1 million for fiscal 1999, an increase of $1.1 million or 52.0%. This increase was primarily attributable to additional professional fees and payroll related expenses incurred during fiscal 2000.

     Other income and expense, net. Other income (expense), net was $1.1 million for fiscal 2000 compared with $(0.1) million for fiscal 1999, an increase of $1.2 million. The increase in other income, net was due primarily to a gain on the award from litigation of $2.0 million and reduced costs from the settlement of litigation of $0.5 million, partially offset by increased interest costs and amortization of discounts associated with the issuance of debt of $(1.3) million, which was recorded during fiscal 2000.

     Income tax. During fiscal 2000, the Company recorded a provision for income taxes of $0.1 million, representing the alternative minimum tax due. Due to the availability of net operating loss carryforwards ($5.6 million at July 31, 2000), the Company did not incur any additional income tax expense during fiscal 2000. Due to the availability of net operating loss carryforwards at July 31, 1999 of $8.0 million, there was no income tax expense recorded during the fiscal 1999. The ability to use such net operating loss carryforwards, which expire in the years 2010 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternative minimum taxes paid.

YEAR  ENDED  JULY  31,  1999  COMPARED  WITH  JULY  31,  1998

     Revenues. Revenues for fiscal 1999 were $35.4 million compared with $30.8 million for fiscal 1998, an increase of $4.5 million or 14.7%. Of this increase, $8.6 million was attributable to increased volume of LPG sold in fiscal 1999 partially offset by a decrease in average sales price of LPG sold in fiscal 1999 resulting in a decrease in sales of $3.9 million.

     Cost of sales. Cost of sales for fiscal 1999 was $32.0 million compared with $28.9 million for fiscal 1998, an increase of $3.2 million or 10.9%. Of this increase, $7.3 million was attributable to an increased volume of LPG purchased in fiscal 1999 partially offset by the reduction in average sales price of LPG purchased in fiscal 1999 resulting in a decrease in cost of goods sold of $4.1 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million in fiscal 1999 compared with $3.5 million in fiscal 1998, a decrease of $1.5 million or 41.4%. This decrease was primarily attributable to (i) $1.0 million of legal and professional fees and
(ii) $0.5 million of costs associated with the issuance of warrants and registration costs.

     Other income and expense, net. Other income (expense), net was $(0.1) million in fiscal 1999 compared with $(0.5) million in fiscal 1998. The decrease in other expense, net was due primarily to the award from litigation of $1.0 million, partially offset by costs associated from the settlement of litigation of $(0.6) million.


     Income tax. Due to the availability of net operating loss carryforwards there was no income tax expense in either year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations and has had a deficit in working capital. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Settlement, there exists significant uncertainties related to the US - Mexico Pipelines and Matamoros Terminal Facility (see note M to the consolidated financial statements). The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and CNG-related equipment, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.


     The  following  summary  table  reflects  comparative cash flows for fiscal
1998,  1999  and  2000.  All  information  is  in  thousands.

                                                               YEAR ENDED JULY 31,
                                                     ------------------------------------------
                                                        1998          1999            2000
                                                     ----------  ---------------  -------------
Net cash provided by (used in) operating activities  $(  1,065)  $          562   $(     2,933)
Net cash used in investing activities . . . . . . .   (  1,337)   (         383)   (    10,771)
Net cash provided by financing activities . . . . .      2,528              696         12,697
                                                     ----------  ---------------  -------------
Net increase (decrease) in cash . . . . . . . . . .  $     126   $          875   $(     1,007)
                                                     ==========  ===============  =============


     New Agreement. The Company entered into a new sales agreement with PMI for the period from April 1, 2000 through March 31, 2001 (the "New Agreement"), for the annual sale of a minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

     On October 11, 2000, the New Agreement was amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual minimum commitment of
158.7  million  gallons.

     The New Agreement, as amended, represents an increase of 130% over annual minimum contract volumes under the previous sales agreement with PMI for the period April 1, 1999 through March 31, 2000. Actual sales volumes to PMI during the period April 1, 1999 through March 31, 2000 exceeded the minimum contractual volumes by 95%. Under the terms of the New Agreement, sale prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the previous sales agreements with PMI depending on the final delivery point of the LPG. Sales to PMI totaled $76,008,360 for the year ended July 31, 2000, representing approximately 77.2% of total revenues for the period.

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines, (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales price received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US - Mexico Pipelines. During October 2000, approximately 78% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of July 31, 2000, the Saltillo Terminal Facility had not commenced operations.

     As part of volume requirements under the New Agreement, the Company has committed to sell PMI 3.2 million gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during December 2000 and February 2001.

     Historically, the Company and PMI have renewed the existing sales agreement prior to its expiration. The Company intends to negotiate a renewal of the New Agreement prior to its expiration.

     LPG Supply Agreements. During October 1998, the Company entered into a monthly supply agreement with Exxon Mobil Corporation ("Exxon") pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with the specifications as outlined under the New Agreement (the "Plant Commitment"). The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made operational its Corpus Christi Pipeline (the "ECCPL") during September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the proper specifications outlined under the New Agreement and then delivered into the Leased Pipeline. In connection with the ECCPL Supply, the Company has agreed to supply a minimum of 7.7 million gallons into the ECCPL during the first quarter from the date that the ECCPL is operational, approximately 92.0 million gallons the following year and 122.0 million gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "PG&E Supply") beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, the ECCPL (after PG&E completes construction of an interconnection, expected to be completed by December 2000), and blended to the proper specifications as outlined under the New Agreement.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

     In connection with the delivery of the Koch Supply, the Company did not accept the Koch Supply because the ECCPL was not operational until September 2000. Accordingly, the Company arranged for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company incurred additional costs in connection with the disposal of the Unaccepted Koch Supply Sales.

     Under the terms of the Koch Supply Contract, the Koch Supply will be delivered into the ECCPL and blended to the proper specifications as outlined under the New Agreement.

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

     Pursuant to the terms of the Duke Supply Contract, the Company paid a minimal amount for modifications related to the interconnections necessary to allow the Duke Supply to be delivered into the Pipeline facilities.

     The delivery of the PG&E Supply or the Koch Supply will satisfy a portion or all of the ECCPL Supply requirements under the Exxon Supply Contract.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers") to meet the minimum monthly volumes required in the New Agreement. The Company's costs to purchase LPG (less any applicable adjustments) are below the sales prices provided for in the New Agreement.

     The agreements with the Suppliers currently require that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the New Agreement.

     The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in costs of LPG or LPG volumes purchased by PMI. Upon the implementation of Deregulation, the Company anticipates entering into contracts with Mexican distributors which require payments in pesos. In addition, the Mexican distributors may be limited in their ability to obtain adequate financing.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms equal to or more favorable to the terms as those in the New Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses.

     Furthermore, the Company currently utilizes the Brownsville Terminal Facility and may be required to deliver a portion or all of the minimum monthly volumes from the Brownsville Terminal Facility in the future. Historically, sales of LPG from the Brownsville Terminal Facility have not exceeded 12.7 million gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from the Suppliers, may limit the ability of the Company to accept or deliver the Plant Commitment, the ECCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply.

     As a result of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract, the Company has an adequate supply of LPG to satisfy the requirements of PMI under the New Agreement. Due to strategic location of the Company's pipelines and terminal facilities, the Company believes that it will be able to enter into future sales agreements to utilize the excess volumes committed to under the contracts with the Suppliers.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date, and the Company is required to pay a minimum charge for storage of $300,000 per year, beginning January 1, 2000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     Present Pipeline capacity is approximately 250 million gallons per year. In fiscal year 2000, the Company sold approximately 140 million gallons of LPG, substantially all of which flowed through the Leased Pipeline. The Company can increase the Leased Pipeline's capacity through the installation of additional pumping equipment (see "Upgrades" below).

     Upgrades. The Company has already contracted and intends to further contract in the near future for design, construction and installation of several projects which, when completed, will increase its current pipeline and storage capacity, enhance its existing pipeline and terminal facilities or expand its ability to accept or deliver LPG supply (the "Upgrades").

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline and make the Leased Pipeline bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360 million gallons per year. The total estimated cost to complete the project is approximately $2.0 million of which approximately $1.1 million has been incurred through July 31, 2000.

     The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The estimated cost of this project is expected to approximate $2.0 million. The Company has employed a firm to provide the design and engineering for this project.

     Lease Agreements. In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC
International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, ("the Lease Agreements"), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rentals of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility are physically capable to transport and receive LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition, the Company agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB (Liens), which Liens would require the consent of RZB, and provide CPSC with a letter of credit of approximately $1.0 million. The Company also had the option to purchase the US
- Mexico Pipelines and Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the construction and maintenance of the US - Mexico Pipeline and Matamoros Terminal Facility.

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to 100% interest in the Lease Agreements which, as of July 31, 2000 the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The parties are close to a renewed negotiated settlement of all disputes between them and have signed a number of term sheets that contain virtually all of the substantive provisions necessary to a global resolution, which would provide for 100% ownership of the US - Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates (the "Settlement") and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US - Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes G, J and M to the consolidated financial statements).

     FOREIGN OWNERSHIP OF LPG OPERATIONS. PennMex, Tergas and Termatsal are Mexican companies, which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current
Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG or operation of LPG terminal facilities are prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution).

     During November 2000, the Company, Bracamontes and the Minority Shareholders entered into agreements whereby the Company may acquire up to 100% of the outstanding shares of PennMex and Termatsal for a nominal amount subject to, among other things, the Settlement. Because the Company participates in one of the defined LPG activities (see above), the Company intends to contract with Tergas for services to be performed by Tergas at the Matamoros Terminal Facility and the Saltillo Terminal Facility.

     In connection with the construction of the Mexican Pipeline and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal (see below).

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or intend to obtain the land or right of ways used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see notes G and P to the consolidated financial statements). The portion of funds which were advanced by the Company (totaling $3.7 million at July 31, 2000) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company intends to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the years ended July 31, 1998, 1999 and 2000, the Company paid PennMex, Tergas or Termatsal $181,000, $125,000 and $293,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

     The operations of PennMex, Tergas and Termatsal are subject to the tax laws of Mexico, which among other things, require that Mexican subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.

     DEREGULATION OF THE LPG INDUSTRY IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petr leo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities will be prohibited from participating in the distribution of LPG in Mexico. Upon the completion of Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law a single entity is not permitted to participate in more than one of the defined LPG activities
(transportation, storage and distribution). The Company expects to sell LPG directly to independent Mexican distributors as well as PMI. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     Pursuant to the New Agreement upon Deregulation by the Mexican government of the LPG market, the Company will have the right to renegotiate the New Agreement. Depending on the outcome of any such renegotiations, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the New Agreement to account for the effects of Deregulation.

     Currently the Company sells LPG to PMI at its Brownsville Terminal Facility or at the United States-Mexico border for LPG product destined for the Matamoros Terminal Facility or the Saltillo Terminal Facility. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as to PMI at its Brownsville Terminal Facility or at the United States-Mexico border.

     Credit Arrangements. As of July 31, 2000, the Company has a $20.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the District for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.


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

     As of July 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $10.4 million of which $5.2 million was being used to secure unpaid purchases. In addition, as of July 31, 2000, the Company had borrowed $3.5 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at July 31, 2000, the Company had unpaid invoices due from PMI totaling $3.5 million, cash balances maintained in the RZB Credit Facility collateral account of $32,372 and inventory held in storage of $6.0 million (see note H to the consolidated financial statements).

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

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, the Company granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants on July 15, 2000, subject to certain conditions (see note K to the consolidated financial statements).

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility (see notes G and J to the consolidated financial statements) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's owned interest (50%) in the US - Mexico Pipelines and the Matamoros Terminal Facility. RZB has consented to subordinate its senior interest in these assets in connection with the Notes.

     In connection with the issuance of $3.9 million and $710,000 of Notes from December 10, 1999 through January 18, 2000 and February 2, 2000, respectively, the Company paid placement fees equal to a cash payment of $270,830 and $49,700 and warrants to purchase a total of 96,725 shares and 17,750 shares, respectively, of common stock of the Company at an exercise price of $4.00 per share, exercisable for three years. The Company also granted piggy back registration rights to the holders of the warrants issued for the placement fees.

     During January and February 2000, the Company issued 17,000 shares of common stock of the Company in exchange for services performed.

     During February 2000, warrants to purchase a total of 95,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $308,750. The proceeds of such exercises were used for working capital purposes.

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 200,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity. Interest on the promissory note will be recorded when the cash is received.

     On April 19, 2000, the Company issued 181,818 shares of common stock of the Company for an amount of $1.0 million. Net proceeds from the sale were used for working capital purposes. In connection with the sale the Company has registered the shares.

     During May 2000 and June 2000, warrants to purchase a total of 48,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $120,000. The proceeds of such exercises were used for working capital purposes.

     During June 2000 and September 2000, the Company issued 8,497 shares and 3,480 shares, respectively, of common stock of the Company in exchange for penalties payable under a registration rights agreement.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares, respectively, of common stock of the Company in connection with the settlement of litigation. The company agreed to register the shares issued in the future.

     In August 2000 the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 121,617 shares of common stock of the Company as collateral. The promissory note will be recorded as a reduction of stockholders' equity during the quarter ending October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 10,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $32,500.

     In November 2000 the Company issued 4,716 shares of common stock to a consultant in payment for services rendered to the Company valued at $23,583.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The Company was obligated to register the Registrable Securities even though the Registrable Securities have been tradable under Rule 144. The registration rights agreements generally did not contain provisions for damages if the Registration was not completed, except for certain Shares required to be registered on December 1, 1999, whereby the Company was required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. In connection with the requirements, the Company issued 11,977 shares of its common stock. On July 14, 2000, the Company filed a registration statement which included the Shares. The registration statement was subsequently declared effective on October 6, 2000.

     Judgment in favor of the Company. During March 2000, the Company received the cash portion of the Judgment from IBC-Brownsville of $4.3 million of which approximately $1.3 million was paid for legal fees and for other expenses associated with the Judgment.

     Settlement of Litigation. On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability the Company agreed to pay Mr. Duran $250,000, of which $100,000 is to be paid by the Company's insurance carrier, in cash and issue him 100,000 shares of common stock of the Company. The Company agreed to register the stock in the future. The parties had agreed to extend the date which the payments required in connection with the settlement, including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

     On  January  28,  2000,  a  complaint  was filed by WIN Capital Corporation
("WIN") in the Supreme Court of the State of New York, County of New York, against the Company for breach of contract seeking specific performance and declaratory relief in connection with an investment banking agreement. During August 2000, the complaint was settled whereby the Company agreed to issue WIN 12,500 shares of common stock of the Company. The Company also agreed to register the shares issued to WIN. The value of the stock, totaling approximately $82,000 at the time of settlement, has been recorded in the Company's consolidated financial statements at July 31, 2000.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due during April 2003. The liability of $1.9 million is included in capital lease obligations (see note J to the consolidated financial statements).

     On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. Subsequent to July 31, 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The settlement is subject to completion of the settlement documents.

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with Lease Agreements for a promissory note, transfer of the property owned by the Company purchased on March 20, 2000 referred to above and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documents as provided for in the Settlement Agreement. The parties are close to a renewed negotiated settlement of all disputes between them and have signed a number of term sheets that contain virtually all of the substantive provisions necessary to a global resolution. The accompanying consolidated financial statements have been adjusted to reflect the Settlement. The Settlement is subject to final documentation and approval of the Court. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

     As a result of the aforementioned, the Company may incur additional costs to complete the US - Mexico Pipelines and Matamoros Terminal Facility, the amount of which cannot presently be determined.

     In addition, there is no certainty that the Company will (i) acquire the remaining 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility, (ii) continue to utilize the US - Mexico Pipelines and Matamoros
Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US - Mexico Pipelines and Matamoros Terminal Facility (see note G to the consolidated financial statements).

     Other Litigation. The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position (see note M to the consolidated financial statements).

     Realization of Assets. Recoverability of a major portion of the recorded asset amounts as shown in the Company's consolidated balance sheet is dependent upon (i) the Company's ability to obtain additional financing and raise additional equity capital, (ii) the completion of the transactions related to the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo
Terminal  Facility  and  (iii)  the  success of the Company's future operations.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base upon Deregulation, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility,
(iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital and (vii) resolve the uncertainties related to the US - Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility (see note R to the consolidated financial statements).

     At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.6 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

     As part of the volume requirements under the New Agreement, the Company has committed to sell PMI 3.2 million gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during December 2000 and February 2001.

     If the cost of the 3.2 million gallons of propane increases by 25% from the cost of propane at July 31, 2000 during the period from December 31, 2000 through February 2001, the Company would realize a loss of approximately
$270,000  upon  the  sale  of  the  propane  based  on  this  commitment.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



               Report of Independent Certified Public Accountants
               --------------------------------------------------



To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note R, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not sustained profitable operations,
2) a deficit in working capital, and 3) uncertainties related to the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility referred to in notes M and P. Management's plans regarding to these matters are described in note R. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note B, the Company adopted the provisions of SFAS 128, "Earnings per Share", during the year ended July 31, 1998.


BURTON  McCUMBER  &  CORTEZ,  L.L.P.

Brownsville,  Texas
September  29,  2000

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                             JULY 31

                                             ASSETS


                                                                            1999        2000
                                                                         ----------  -----------
Current Assets
 Cash                                                                    $1,032,265  $    25,491
 Trade accounts receivable, less allowance for doubtful accounts of       2,505,915    3,816,685
 $521,067 and $562,950 (note D)
 Notes receivable (note E)                                                   77,605      770,016
 Inventories (notes B1 and H)                                               615,156    7,323,209
 Prepaid expenses and other current assets                                   42,517      338,187
 Property held for sale (note M)                                                  -    1,908,000
                                                                         ----------  -----------
   Total current assets                                                   4,273,458   14,181,588
Property, plant and equipment - net (notes B2 and G)                      3,171,650   16,756,816
Lease rights (net of accumulated amortization of $524,355 and $570,150)     629,684      583,889
 (note B2)
Notes receivable (note E)                                                   822,196            -
Other non-current assets                                                     11,720       14,870
                                                                         ----------  -----------
     Total assets                                                        $8,908,708  $31,537,163
                                                                         ==========  ===========


        The accompanying notes are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                  JULY 31

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   1999           2000
                                                                               -------------  ------------
Current Liabilities

 Current maturities of long-term debt (note J)                                 $    365,859   $ 3,859,266

 Short-term debt (note J)                                                                 -     4,980,872

 Revolving line of credit (note M)                                                        -     3,538,394

 LPG trade accounts payable                                                       2,850,197     5,226,958

 Other accounts payable and accrued liabilities                                   1,382,603     2,833,434
                                                                               -------------  ------------

   Total current liabilities                                                      4,598,659    20,438,924

Long-term debt, less current maturities (note J)                                    258,617     1,464,984

Commitments and contingencies (notes D, K and M)                                          -             -

Stockholders' Equity (note K)

 Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;                  -             -
  No shares issued and outstanding at July 31, 1999 and 2000

 Series B - Senior preferred stock-$.01 par value, $10 liquidation value,               900             -
  5,000,000 shares authorized; 90,000 and 0 shares issued and outstanding at
  July 31, 1999 and 2000

 Common stock - $.01 par value, 25,000,000 shares authorized;                       118,456       134,352
  11,845,497 and 13,435,198 shares issued and outstanding at July 31,
  1999 and 2000

 Additional paid-in capital                                                      17,133,222    21,782,638

 Notes receivable from officers of the Company and a related party for           (2,765,350)   (3,263,350)
  exercise of warrants, less reserve of $451,141 and $496,077 at July 31,
  1999 and 2000, respectively

 Accumulated deficit                                                            (10,435,796)   (9,020,385)
                                                                               -------------  ------------

 Total stockholders' equity                                                       4,051,432     9,633,255
                                                                               -------------  ------------

     Total liabilities and stockholders' equity                                $  8,908,708   $31,537,163
                                                                               =============  ============


        The accompanying notes are an integral part of these statements.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED JULY 31



                                                                   1998           1999          2000
                                                              --------------  ------------  ------------

Revenues                                                      $  30,801,355   $35,337,935   $98,514,963
Cost of goods sold                                               28,887,169    32,044,194    94,936,405
                                                              --------------  ------------  ------------
 Gross profit                                                     1,914,186     3,293,741     3,578,558
Selling, general and administrative expenses
 Legal and professional fees                                      1,320,922       350,558       826,310
 Salaries and payroll related expenses                              888,597       904,076     1,219,581
 Travel                                                             178,747       151,362       176,225
 Other (note P)                                                   1,149,534       668,173       930,530
                                                              --------------  ------------  ------------
                                                                  3,537,800     2,074,169     3,152,646
                                                              --------------  ------------  ------------
     Operating income (loss)                                     (1,623,614)    1,219,572       425,912
Other income (expense)
 Interest expense                                                  (458,657)     (521,418)   (1,857,057)
 Interest income                                                     10,016        16,981        34,080
 Settlement of litigation (note M)                                        -      (577,691)      (81,250)
 Award from litigation (note T)                                           -       987,114     3,036,638
                                                              --------------  ------------  ------------
     Income (loss) from continuing operations before taxes       (2,072,255)    1,124,558     1,558,323
Provision for income taxes (notes B3 and I)                               -             -        97,542
                                                              --------------  ------------  ------------
     Income (loss) from continuing operations                  (  2,072,255)    1,124,558     1,460,781
Discontinued operations, net of taxes (notes B2 and D)
 Loss from operations of CNG segment                             (1,671,801)   (  290,625)            -
 Loss on disposal of CNG segment                                          -      (288,488)            -
                                                              --------------  ------------  ------------
   Total loss from discontinued operations                       (1,671,801)     (579,113)            -
                                                              --------------  ------------  ------------
     Net income (loss)                                        $  (3,744,056)  $   545,445   $ 1,460,781
                                                              ==============  ============  ============
Income (loss) from continuing operations
per common share (notes B4 and C)                             $       (0.25)  $      0.11   $      0.11
                                                              ==============  ============  ============
Net income (loss) per common share (notes B4 and C)           $       (0.43)  $      0.05   $      0.11
                                                              ==============  ============  ============
Income (loss) from continuing operations per common share
assuming dilution (notes B4 and C)                            $       (0.25)  $      0.10   $      0.10
                                                              ==============  ============  ============
Net income (loss) per common share assuming dilution
(notes B4 and C)                                              $       (0.43)  $      0.05   $      0.10
                                                              ==============  ============  ============
Weighted average common shares outstanding                        9,235,299    10,659,100    12,970,052
                                                              ==============  ============  ============


        The accompanying notes are an integral part of these statements.

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              FOR THE YEARS ENDED JULY 31

                                                              1998                 1999                2000
                                                    ---------------------  -------------------  ---------------------
                                                     Shares      Amount      Shares    Amount     Shares     Amount
                                                    ---------  ----------  ----------  -------  ----------  ---------
PREFERRED STOCK
 Beginning balance                                    270,000  $   2,700           -   $     -           -  $      -
 Conversion of 270,000 shares of Preferred Stock
 to 899,910 shares of Common Stock on January
 30, 1998                                           (270,000)     (2,700)          -         -           -         -
                                                    ---------  ----------  ----------  -------  ----------  ---------
 Ending balance                                             -  $       -           -   $     -           -  $      -
                                                    =========  ==========  ==========  =======  ==========  =========
SENIOR PREFERRED STOCK
 Beginning balance                                          -  $       -           -   $     -      90,000  $    900
 Issuance of 90,000 shares of Senior Preferred
 Stock during March 1999 in exchange for
 cancellation of $900,000 of promissory notes               -          -      90,000       900           -         -
 Conversion of 90,000 shares of preferred stock to
 450,000 shares of common stock on September
 3, 1999                                                    -          -           -         -    (90,000)      (900)
                                                    ---------  ----------  ----------  -------  ----------  ---------

 Ending balance                                             -  $       -      90,000   $   900           -  $      -
                                                    =========  ==========  ==========  =======  ==========  =========
COMMON STOCK
         Beginning balance                          8,169,286  $  81,693   9,952,673   $99,527  11,845,497  $118,456
 Issuance of common stock upon exercise of
 warrants during August 1997, in connection with
 retirement of $75,000 debt obligation                 75,000        750           -         -           -         -
 Issuance of common stock upon exercise of
 warrants during August 1997                          430,000      4,300           -         -           -         -
 Issuance of common stock in September 1997 in
 exchange for settlement of $113,000 of
 outstanding consulting fees                           20,314        203           -         -           -         -
 Conversion of 270,000 shares of preferred stock
 to 899,910 shares of common stock on January
 30, 1998                                             899,910      8,999           -         -           -         -
Dividend of 100,000 shares of common stock
 paid upon conversion of 270,000 shares of
 preferred stock to 899,910 shares of common
 stock on January 30, 1998                            100,000      1,000           -         -           -         -
Issuance of common stock in April 1998 in
 connection with retirement of $1,032,652 debt
 obligations                                          258,163      2,582           -         -           -         -
 Sale of common stock in November 1998                      -          -     250,000     2,500           -         -
 Issuance of common stock in December 1998 in
 exchange for settlement of $22,500 of
 outstanding obligations                                    -          -      15,000       150           -         -
 Issuance of common stock in December 1998 in
 exchange for settlement of $118,607 of debt
 obligations                                                -          -      53,884       539           -         -
 Sale of common stock in December 1998                      -          -     500,000     5,000           -         -
 Sale of common stock in March 1999, including
 related fees of 35,000 shares of common stock              -          -     362,273     3,623           -         -
 Issuance of common stock in connection with
 conversion of debt to Senior Preferred Stock of
 the Company                                                -          -      50,000       500           -         -


        The accompanying notes are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                          FOR THE YEARS ENDED JULY 31

                                                         1998                 1999                  2000
                                                 ------------------  --------------------  --------------------
                                                  Shares    Amount     Shares     Amount     Shares     Amount
                                                 ---------  -------  ----------  --------  ----------  --------
COMMON STOCK - CONTINUED
 Issuance of common stock in exchange for
 consulting services                                     -        -       5,000        50           -         -
 Sale of common stock in July 1999                       -        -     490,000     4,900           -         -
 Issuance of common stock in July 1999 in
 exchange for cancellation of $300,000 of debt
 obligations                                             -        -     166,667     1,667           -         -
 Issuance of common stock upon exercise of
 warrants during August 1999                             -        -           -         -     425,000     4,250
 Issuance of common stock in September 1999 in
 connection with conversion of Senior Preferred
 Stock                                                   -        -           -         -     450,000     4,500
 Issuance of common stock upon exercise of
 warrants during October 1999                            -        -           -         -     163,636     1,636
 Issuance of common stock in connection with
 bonus during January 2000                               -        -           -         -      10,000       100
 Issuance of common stock upon exercise of
 warrants during February 2000                           -        -           -         -      95,000       950
 Issuance of common stock for services in
 February 2000                                           -        -           -         -       7,000        70
 Issuance of common stock upon exercise of
 warrants in March 2000 in exchange for
 promissory note                                         -        -           -         -     200,000     2,000
 Sale of common stock in April 2000                      -        -           -         -     181,818     1,818
 Issuance of common stock upon exercise of
 warrants during May 2000                                -        -           -         -      48,750       488
 Issuance of common stock in connection with
 registration rights penalty                             -        -           -         -       8,497        84
                                                 ---------  -------  ----------  --------  ----------  --------

 Ending balance                                  9,952,673  $99,527  11,845,497  $118,456  13,435,198  $134,352
                                                 =========  =======  ==========  ========  ==========  ========


        The accompanying notes are an integral part of these statements.

                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                    FOR THE YEARS ENDED JULY 31


                                                        1998           1999            2000
                                                    -------------  -------------  ----------------
                                                        Amount         Amount         Amount
                                                    -------------  -------------  ----------------
ADDITIONAL PAID-IN CAPITAL
 Beginning balance                                  $ 10,515,266   $ 13,318,592   $    17,133,222
 Sale of common stock                                          -      2,288,477           998,182
 Issuance of common stock for notes,
  cancellation of commission agreements
  services and payment on promissory note              1,142,867        140,418                 -
 Conversion of preferred stock to common   stock          (6,299)             -            (3,600)
 Exchange of debt for senior preferred stock and
  common stock                                                 -        997,933                 -
 Dividends on preferred stock                            224,000              -                 -
 Loan discount                                            75,000        172,802         1,305,031
 Grant of stock for services                                   -          8,700                 -
 Common stock to be distributed in connection
  with the settlement of a lawsuit                             -        206,300            81,250
 Grant of warrants for services                                -              -           381,080
 Grant of warrants in connection with registration
  rights agreement                                       160,542              -               (85)
 Exercise of warrants in connection with
  retirement of debt                                     136,516              -                 -
 Exercise of warrants                                  1,070,700              -         1,991,627
 Cost of registering securities                                -              -          (104,069)
                                                    -------------  -------------  ----------------
 Ending balance                                     $ 13,318,592   $ 17,133,222   $    21,782,638
                                                    =============  =============  ================
STOCKHOLDERS' NOTES
 Beginning balance                                  $ (2,834,865)  $ (2,763,006)  $    (2,765,350)
 Note receivable from an officer of the Company
  for exercise of warrants                                     -              -    (      498,000)
 Other                                                    71,859         (2,344)                -
                                                    -------------  -------------  ----------------
 Ending balance                                     $ (2,763,006)  $ (2,765,350)  $    (3,263,350)
                                                    =============  =============  ================
ACCUMULATED DEFICIT
 Beginning balance                                  $ (7,012,185)  $(10,981,241)  $   (10,435,796)
 Net income (loss) for the year                       (3,744,056)       545,445         1,460,781
 Dividends on preferred stock                           (225,000)             -           (45,370)
                                                    -------------  -------------  ----------------
 Ending balance                                     $(10,981,241)  $(10,435,796)  $    (9,020,385)
                                                    =============  =============  ================


        The accompanying notes are an integral part of these statements.

                                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED JULY 31


Increase (decrease) in cash                                                 1998          1999          2000
                                                                        ------------  ------------  -------------
Cash flows from operating activities:
Net income (loss)                                                       $(3,744,056)  $   545,445   $  1,460,781
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
 Depreciation and amortization                                              249,584       230,078        388,445
 Amortization of lease rights                                                45,795        45,795         45,795
 Non-employee stock based costs and other                                    30,000             -         58,333
 Issuance of warrants in connection with registration rights
 agreement                                                                  160,542             -              -
 Loan discount                                                               75,000       134,741      1,107,876
 Award from litigation                                                            -      (987,114)             -
 Settlement of litigation                                                         -       206,300         81,250
 Asset impairment loss                                                      400,000             -              -
 Loss on sale of assets                                                       2,579       288,488              -
 Other                                                                       71,859         3,256        123,137
Changes in current assets and liabilities:
 Trade accounts receivable                                                 (914,071)   (1,310,262)    (1,352,652)
 Related party receivable                                                   171,519             -              -
 Costs and estimated earnings in excess of billings on uncompleted
 contracts                                                                  196,888             -              -
 Inventories                                                                129,069      (238,059)    (6,708,053)
 Prepaid and other current assets                                           (42,693)       48,334        (54,003)
 Property held for sale                                                           -             -     (1,908,000)
 LPG trade accounts payable                                                 931,362     1,918,835      2,376,761
 Other assets and liabilities, net                                          (54,687)      (11,270)        (3,150)
 Other accounts payable and accrued liabilities                           1,226,445      (312,754)     1,450,788
                                                                        ------------  ------------  -------------
 Net cash  provided by (used in) operating activities                    (1,064,865)      561,813     (2,932,692)
Cash flows from investing activities:
 Capital expenditures                                                    (1,358,686)     (432,988)    (7,811,111)
 Sale of assets                                                              21,843             -              -
 Purchase of lease interests                                                      -             -     (3,000,000)
 Payments on note receivable                                                      -        49,548         40,000
                                                                        ------------  ------------  -------------
 Net cash used in investing activities                                   (1,336,843)     (383,440)   (10,771,111)
Cash flows from financing activities:
 Revolving credit facilities                                                851,823      (991,823)     3,538,394
 Issuance of debt                                                         1,500,000             -      7,279,212
 Issuance of common stock                                                 1,131,250     2,105,500      2,398,882
 Reduction in debt                                                         (954,994)     (417,298)      (474,089)
 Preferred stock dividends                                                        -             -        (45,370)
                                                                        ------------  ------------  -------------
  Net cash provided by financing activities                               2,528,079       696,379     12,697,029
                                                                        ------------  ------------  -------------
     Net increase (decrease) in cash                                        126,371       874,752     (1,006,774)
Cash at beginning of period                                                  31,142       157,513      1,032,265
                                                                        ------------  ------------  -------------
Cash at end of period                                                   $   157,513   $ 1,032,265   $     25,491
                                                                        ============  ============  =============
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest                                                               $   404,883   $   338,659   $    772,296
                                                                        ============  ============  =============
 Taxes                                                                  $         -   $         -   $     80,042
                                                                        ============  ============  =============
Supplemental disclosures of noncash transactions:
 Preferred stock, common stock and warrants issued
 (notes K, L and M)                                                     $ 1,740,242   $ 1,556,507   $    960,500
                                                                        ============  ============  =============
 Capitalized lease                                                      $         -   $         -   $  3,162,500
                                                                        ============  ============  =============


        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation, formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas (CNG) industry. The Company owns and operates a terminal facility in Brownsville, Texas (the Brownsville Terminal Facility) and owns a 50% interest and leases the remaining 50% interest in a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the Matamoros Terminal Facility) and pipelines (the US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The lease of the remaining 50% interest has been capitalized for financial statement reporting purposes. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the Leased Pipeline) which connects Exxon Company, U.S.A.'s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the ECCPL), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant. In connection with the Company's lease agreement for the Leased Pipeline, the Company has access to 21,000,000 gallons of storage located in Markham, Texas as well as potential propane pipeline exchange suppliers via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). PMI distributes the LPG purchased from the Company in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 99%, 100% and 77% of the Company's total revenues for the fiscal years ended July 31, 1998, 1999 and 2000, respectively.

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

     In October 1997, the Company formed Penn CNG Holdings, Inc. (Holdings), a Delaware corporation and a wholly-owned subsidiary. In February 1998, the Company formed PennWill, S.A. de C.V., Camiones Ecologicos, S.A. de C.V., Grupo Ecologico Industrial, S.A. de C.V., Estacion Ambiental, S.A. de C.V., Estacion Ambiental II, S.A. de C.V., and Serinc, S.A. de C.V. (collectively Estacion), all Mexican corporations which are subsidiaries of Holdings. To date there has not been significant operations for any of these entities.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION  -  Continued

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its subsidiaries, PennWilson and Holdings and its subsidiaries (Company). All significant intercompany accounts and transactions are eliminated.


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     2.   PROPERTY, PLANT AND EQUIPMENT AND LEASE RIGHTS

     Property, plant and equipment are recorded at cost. Assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:


     LPG terminals, building and leasehold improvements   19 years
     Automobiles                                          3-5 years
     Furniture, fixtures and equipment                    3-5 years
     Trailers                                             8 years
     Pipelines                                            30 years

     The lease rights are being amortized as follows:

     Lease rights                                         19 years


     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

     The provisions of Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 1999 and 2000. For the year ended July 31, 1998, the Company recorded a $400,000 charge to operations for the impairment of long-lived assets relating to the CNG business (see note D).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     3.   INCOME TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 2000.

     The Company accounts for deferred taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for doubtful accounts receivable, amortization of deferred interest costs, accumulated depreciation and deferred compensation expense.

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

     7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables and long-term liabilities approximate fair value because of the short-term nature of these instruments.

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

     Under the guidance provided by SFAS 123, the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees", and related Interpretations.

     9.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to the current presentation.


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see notes K and L for the convertible preferred stock and the warrants):


                                               For  the  year  ended  July  31,  1998
                                             ------------------------------------------
                                             Income (Loss)      Shares       Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  -----------
Income (loss) from continuing operations     $(  2,072,255)              -           -
Income (loss) from discontinued operations    (  1,671,801)              -           -
                                             --------------
Net income (loss)                             (  3,744,056)              -           -
Less:  Dividends on preferred stock             (  225,000)              -           -
BASIC EPS
Income (loss) from continuing operations      (  2,297,255)      9,235,299  $  (  0.25)
                                                                            ===========
  available to common stockholders
Income (loss) from discontinued operations    (  1,671,801)      9,235,299  $  (  0.18)
                                             --------------                 ===========
Net income (loss) available to common         (  3,969,056)      9,235,299  $  (  0.43)
                                                                            ===========
  stockholders
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -               -           -
Convertible Preferred Stock                              -               -           -
DILUTED EPS
Income (loss) from continuing operations     N/A             N/A            $      N/A
                                                                            ===========
  available to common stockholders
Income (loss) from discontinued operations   N/A             N/A            $      N/A
                                                                            ===========
Net income (loss) available to common        $         N/A   N/A            $      N/A
                                             ==============  =============  ===========
  stockholders

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                               For  the  year  ended  July  31,  1999
                                             ------------------------------------------
                                             Income (Loss)      Shares       Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  -----------
Income (loss) from continuing operations     $   1,124,558               -           -
Income (loss) from discontinued operations      (  579,113)              -           -
                                             --------------
Net income (loss)                                  545,445               -           -
Less:  Dividends on preferred stock                      -               -           -
BASIC EPS
Income (loss) from continuing operations         1,124,558      10,659,100  $     0.11
                                                                            ===========
 available to common stockholders
Income (loss) from discontinued operations      (  579,113)     10,659,100  $(  0.06  )
                                             --------------                 ===========
Net income (loss) available to common              545,445      10,659,100  $     0.05
                                                                            ===========
 stockholders
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -          89,437           -
Convertible Preferred Stock                              -         185,440           -
DILUTED EPS
Income (loss) from continuing operations         1,124,558      10,933,977  $     0.10
                                                                            ===========
 available to common stockholders
Income (loss) from discontinued operations      (  579,113)     10,933,977  $  (  0.05)
                                             --------------                 ===========
Net income (loss) available to common        $     545,445      10,933,977  $     0.05
                                             ==============  =============  ===========
 stockholders

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                              For  the  year  ended  July  31,  2000
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
Income (loss) from continuing operations     $   1,460,781               -           -
Income (loss) from discontinued operations               -               -           -
                                             --------------
Net income (loss)                                1,460,781               -           -
Less:  Dividends on preferred stock                (45,370)              -           -
BASIC EPS
Income (loss) from continuing operations         1,415,411      12,970,052  $     0.11
                                                                            ==========
 available to common stockholders
Income (loss) from discontinued operations               -      12,970,052  $        -
                                             --------------                 ==========
Net income (loss) available to common            1,415,411      12,970,052  $     0.11
                                                                            ==========
 stockholders
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -       1,371,515           -
Convertible Preferred Stock                              -          41,803           -
DILUTED EPS
Income (loss) from continuing operations         1,415,411      14,383,370  $     0.10
                                                                            ==========
 available to common stockholders
Income (loss) from discontinued operations               -      14,383,370  $        -
                                             --------------                 ==========
Net income (loss) available to common        $   1,415,411      14,383,370  $     0.10
                                             ==============  =============  ==========
 stockholders


NOTE  D  -  DISCONTINUED  OPERATIONS

     At July 31, 1998, the Company determined that CNG related assets constructed by the Company and spare parts inventories (CNG assets held for sale) should be written down to their net realizable value due to the uncertainty in the Company's strategy regarding the CNG business. The amount of the charge to operations was $400,000.

     In connection with the sale of assets related to the CNG business during May 1999 (see note E), the Company has effectively disposed of its CNG segment and has discontinued operations of that segment. In accordance with APB 30, the results of operations related to the CNG segment have been recorded as discontinued operations for all periods presented in the Company's consolidated financial statements. As a result of the sale, the Company recorded a loss associated with the discounted notes (see note E).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  E  -  SALE  OF  CNG  ASSETS

     During May 1999, the Company sold its remaining CNG assets and business to a company controlled by a director and officer of the Company (referred to collectively as the Buyer). Under the terms of the sale, the Company received promissory notes aggregating $1,200,000 to be paid over a period of 61 months. The notes were collateralized by the CNG assets, the common stock of the Buyer and warrants to purchase 200,000 shares of common stock of the Company which had previously been issued to the Buyer by the Company. The director and officer had personally guaranteed a portion of the balance of the notes.

     The notes contained a provision for prepayment at a discount and bore interest at rates specified therein. The Company discounted the notes for the prepayment discount, resulting in a discount of $260,000 and a discounted balance of the notes of $940,000 at the date of issuance, which the Company believes was less than the fair value of the collateral. The effective interest rate of the notes after giving affect to the discount is 8.6%. Because the Buyer could pay the notes at any time, the Company determined that it would account for interest income using the cost recovery method based on collections of the notes.

     The Stock Pledge and Security Agreement (Agreement) executed in connection with the sale provides that the Buyer may sell the collateral at fair market value at any time during the term of the notes without the Company's consent provided that all proceeds collected from the sale will be applied to the note balances. In addition, the Company agreed to subordinate its secured interest in the collateral after the Buyer has paid $300,000 plus interest at 10.0% as provided for in the Agreement.

     One of the notes was paid on September 10, 2000 (see note F). The remaining note has a balance of $214,355 and is collateralized by the CNG assets and 60,809 shares of the Company's common stock owned by the Buyer.


NOTE  F  -  RELATED  PARTIES

     DIRECTORS,  OFFICERS  AND  SHAREHOLDERS
     ---------------------------------------

     During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrued interest at the rate of 8.25% per annum and was payable annually on April 11 until its maturity on April 11, 2000. In connection with the Company's lease agreements (the Lease Agreements) with CPSC (see note N), the President agreed to provide 500,000 shares of his common stock of the Company as collateral. During September 1999, in consideration for providing the collateral, the Board of Directors of the Company agreed to offset the future interest due on the President's $2,728,000 promissory note. Certain of the payments due on April 11, 1998, 1999 and 2000, including the principal payment, were not received. On April 11, 2000, the Company's President issued a new promissory note totaling $3,196,693, representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During April 2000, in consideration for the President providing a guaranty in connection with the RZB Credit Facility (see note M), the Board of Directors agreed to waive any interest requirements on the promissory notes so long as the President continues to provide a personal guaranty in connection with the RZB credit facility and the Company's letter of credit requirements due under the Lease Agreements. The principal amount of the note plus accrued interest at an annual rate of 10.0% except as adjusted for above, is due on April 30, 2001. The Company's President is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  RELATED  PARTIES  -  Continued

     At July 31, 1998, interest receivable from the President was offset by the remaining amount due to the President as of July 31, 1998 under his employment agreement. The remaining balance of the interest receivable at July 31, 1998, and the interest for the years ended July 31, 1999 and 2000 has been reserved.

     During the year ended July 31, 1998, 1999 and 2000, the Company advanced funds to Mexican affiliates in connection with the purchase of property, plant and equipment and for Mexico related expenses incurred on the Company's behalf (see note P).

     During May 1999, the Company and PennWilson completed the sale of assets related to the CNG business to the Buyer (see note E). On September 10, 2000, the Board of Directors approved the repayment by the Buyer of the $900,000 promissory note to the Company (the Buyer was entitled to discounts for early payment of approximately $344,000 as prescribed under the promissory note) through the exchange of 78,373 shares of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction and the promissory note had a net book value of $640,000 at that time. Therefore, the Company recorded a loss of approximately $84,000 as a result of the discount taken by the Buyer. Such amount is included in the consolidated statement of operations at July 31, 2000.

     On March 26, 2000, an affiliate of a director and officer of the Company issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which expired on March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% is due on April 30, 2001. The promissory note is collateralized by 15,000 shares of common stock of the Company owned by the affiliate of a director and officer of the Company and has been recorded as a reduction of stockholders' equity.

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 200,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity. Interest on the promissory note will be recorded when the cash is received.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral (see note E). The promissory note will be recorded as a reduction of stockholders' equity during the three months ended October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  G  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consist of the following as of July 31:

                                                            1999            2000
                                                        --------------  --------------
LPG:
 Brownsville Terminal Facility:
  Building                                              $     173,500   $     173,500
  Terminal facilities                                       3,426,440       3,426,440
  Tank Farm                                                         -         370,845
  Leasehold improvements                                      291,409         291,409
  Capital construction in progress                                  -       1,295,825
  Equipment                                                   378,039         393,462
                                                        --------------  --------------

                                                            4,269,388       5,951,481
                                                        --------------  --------------

 US - Mexico Pipelines and Matamoros Terminal Facility:
  Purchase of 50% interest in the Lease Agreements                  -       3,000,000
  Capitalized leases                                          512,000       6,400,000
  Other costs paid by the Company                              60,774       2,674,716
                                                        --------------  --------------
                                                              572,774      12,074,716
                                                        --------------  --------------

 Saltillo Terminal Facility                                         -         785,699
                                                        --------------  --------------

Other:
 Automobile
 Office equipment                                              10,800          10,800
                                                               35,738          39,615
                                                        --------------  --------------
                                                               46,538          50,415
                                                        --------------  --------------

                                                            4,888,700      18,862,311
 Less:  accumulated depreciation and amortization,
  including amounts related to the capital lease of
  $157,489 in 2000
                                                         (  1,717,050)   (  2,105,495)
                                                        --------------  --------------

                                                        $   3,171,650   $  16,756,816
                                                        ==============  ==============


     Depreciation and amortization expense of property, plant and equipment totaled $249,584, $230,078 and $388,445 for the years ended July 31, 1998,
     1999 and 2000, respectively. These amounts include CNG related depreciation of $14,854, $10,105 and $0, respectively, which is included in discontinued operations in the consolidated statements of operations.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  INVENTORIES

     Inventories consist of the following as of July 31:


                                              1999                       2000
                                      ------------------------  ----------------------
                                       Gallons        Cost       Gallons       Cost
                                      ---------  -------------  ----------  ----------
LPG:
   Leased Pipeline and US-Mexico
      Pipelines                       1,175,958  $     434,987   1,361,850  $  736,485
   Storage:
    Brownsville Terminal Facility,
      Matamoros Terminal  Facility
      and railcars leased by the
      Company                           487,076        180,169   1,037,290     560,964
   Markham                                    -              -  11,176,125   6,025,760
                                      ---------  -------------  ----------  ----------

                                      1,663,034  $     615,156  13,575,265  $7,323,209
                                      =========  =============  ==========  ==========


NOTE  I  -  INCOME  TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at July 31, 1999 and 2000, were as follows:


                                          1999                      2000
                                 ------------------------  ------------------------
                                   Assets    Liabilities     Assets    Liabilities
                                 ----------  ------------  ----------  ------------
Depreciation
Warranty reserves                $        -  $     40,000  $        -  $    135,000
Bad debt reserve                      5,000             -           -             -
Receivable                          177,000             -     191,000             -
Deferred compensation expense             -             -      31,000             -
Deferred interest cost              421,000             -     311,000             -
Deferred other cost                       -             -     400,000             -
Net operating loss carryforward           -             -      19,000             -
                                  2,721,000             -   1,915,000             -
                                 ----------  ------------  ----------  ------------
                                  3,324,000        40,000   2,867,000       135,000
Less: valuation allowance
                                  3,324,000        40,000   2,867,000       135,000
                                 ----------  ------------  ----------  ------------
                                 $        -  $          -  $        -  $          -
                                 ==========  ============  ==========  ============


     There is no current or deferred tax expense for the years ended July 31, 1998 and 1999. Alternative minimum tax totaled $97,542 for the year ended July 31, 2000. The Company was in a loss position for 1998 and utilized net operating loss carryforwards in 1999 and 2000.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  I  -  INCOME  TAXES  -  Continued

     At  July  31,  2000,   the   approximate   amount  of  net  operating  loss
     carryforwards and expiration dates for U.S. income tax purposes were as follows:


                           Year ending    Tax Loss
                             July 31     Carryforward
                          ------------  -------------

                          2010          $      27,000
                          2012              2,279,000
                          2018              3,326,000
                                        -------------
                                        $   5,632,000
                                        =============


     Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.


NOTE  J  -  DEBT  OBLIGATIONS

     SHORT-TERM  DEBT  -  ISSUANCE  OF  NOTES
     ----------------------------------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (the Notes) due the earlier of December 15, 2000 or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, the Company granted the holders of the Notes warrants (the Warrants) to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants on or before July 15, 2000, subject to certain conditions (see note K).

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility (see notes G and N) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's owned interest (50%) in the US - Mexico Pipelines and the Matamoros Terminal Facility. RZB has consented to subordinate its senior interest in these assets in connection with the Notes.

     In connection with the issuance of $3,869,000 and $710,000 of Notes from December 10, 1999 through January 18, 2000 and February 2, 2000, respectively, the Company paid placement fees equal to a cash payment of $270,830 and $49,700 and warrants to purchase a total of 96,725 shares and 17,750 shares, respectively, of common stock of the Company at an exercise price of $4.00 per share, exercisable for three years. The Company also granted piggy back registration rights to the holders of the warrants issued for the placement fees.

     Upon the issuance of the Notes, the Company recorded a discount of $1,675,598 related to the fair value of the Warrants issued and other costs, to be amortized over the life of the Notes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  DEBT  OBLIGATIONS  -  CONTINUED

     LONG-TERM  DEBT
     ---------------

     The Company began utilizing the US- Mexico Pipelines and the Matamoros Terminal Facility during April 2000. The amounts related to the Settlement discussed in note M have been recorded in the accompanying consolidated financial statements as property, plant and equipment and capital lease obligations.

     Long-term debt consists of the following as of July 31:


                                                                                          1999        2000
                                                                                      --------  ----------
Capitalized lease obligations in connection with the US - Mexico Pipelines and the    $      -  $5,070,500
Matamoros Terminal Facility (see notes G and N).

Contract for Bill of Sale which was extended in April 1999; due in monthly              50,347      14,347
payments of $3,000, including interest at 10%; due in February 2001; collateralized by a building.

Noninterest-bearing note payable, discounted at 7%, for legal services; due in         387,129     202,750
monthly installments of $20,000 through January 2001 with a final payment of
110,000 in February 2001.

Note payable for legal services in connection with litigation; payable in monthly      127,000           -
installments of $11,092, including interest at 6.9%.

Other long-term debt.                                                                   60,000      36,653
                                                                                      --------  ----------
                                                                                       624,476   5,324,250
Current maturities.                                                                    365,859   3,859,266
                                                                                      --------  ----------
                                                                                      $258,617  $1,464,984
                                                                                      ========  ==========


     In connection with the notes payable for legal services, the Company agreed to provide a "Stipulation of Judgment" to the creditors in the event that the Company defaults under the settlement agreements.

     Scheduled maturities are as follows:

                          Year ending July 31,
                          --------------------
                          2001                   $  897,516
                          2002                      567,468
                                                 ----------
                                                 $1,464,984
                                                 ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCKHOLDERS'  EQUITY

     SERIES  A  -  PREFERRED  STOCK:  CONVERSION
     -------------------------------------------

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

     On March 3, 1999, the Company completed an exchange of $900,000 of promissory notes issued in December 1998 for 90,000 shares of a newly created class of its Series B Senior Preferred Stock, the Series B
     Convertible Redeemable Preferred Stock (the Convertible Stock), at a purchase price of $10.00 per share and 50,000 shares of its common stock. The Convertible Stock was non-voting and dividends were payable at a rate of 10% annually, payable semi-annually, in cash or in kind. The Convertible Stock could be converted in whole or in part at any time at a conversion ratio of one share of Convertible Stock for five shares of common stock of the Company. In connection with the Company's notice to repurchase 90,000 shares of the Convertible Stock for $900,000 plus dividends of $45,370 on September 3, 1999, the holder of the Convertible Stock elected to convert all of the Convertible Stock into 450,000 shares of common stock of the Company. The Company paid the $45,370 of dividends in cash.

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note (see note
     F).

     During June 2000 and September 2000, the Company issued 8,497 shares and 3,480 shares, respectively, of common stock of the Company in exchange for penalties payable pursuant to registration rights discussed below.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000, respectively, shares of common stock of the Company in connection with the settlement of litigation. The company agreed to register the shares issued in the future.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCKHOLDERS'  EQUITY  -  Continued

     COMMON  STOCK  -  Continued
     -------------

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note (see note F).

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     REGISTRATION  RIGHTS
     --------------------

     In connection with the issuance of shares and warrants by the Company (the Shares), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The Company was obligated to register the Registrable Securities even though the
     Registrable Securities may have been tradable under Rule 144. The registration rights agreements generally did not contain provisions for damages if the Registration was not completed, except for certain Shares required to be registered on December 1, 1999, whereby the Company was required to pay a penalty of $80,000 to be paid in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. In connection with the requirement, the Company issued 11,977 shares of its common stock. On July 14, 2000, the Company filed a registration statement which included the Shares. The registration statement was subsequently declared effective on October 6, 2000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCKHOLDERS'  EQUITY  -  Continued

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of Common Stock, of which 124,686 shares were unissued as of July 31, 2000, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In October 1997, the Company issued 20,314 shares of Common Stock to a Mexican consultant in payment for services rendered to the Company valued at $113,000.

     In April 1999, the Company issued 5,000 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $8,750.

     In August 2000, the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.


NOTE  L  -  STOCK  WARRANTS

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors and SFAS 123 for warrants issued to acquire goods and services from non-employees. No warrants were granted to employees or directors during the year ended July 31, 1998.

     BOARD  COMPENSATION  PLAN
     -------------------------

     During the Board of Directors (the Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the Plan). Under the Plan, all outside directors upon election to the Board will be entitled to receive warrants to purchase 20,000 shares of common stock of the Company and will be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants become vested. The exercise price of the warrants issued under the Plan will be based on the average trading price of the Company's common stock on the effective date the warrants are granted, and the warrants will vest monthly over a one year period.

     In connection with the Plan, the Board granted warrants to purchase 40,000 shares of common stock at an exercise price of $2.50 per share for those outside directors previously elected and serving on the Board at September 3, 1999. In addition, the Board granted those directors warrants to purchase 20,000 shares of common stock, at an exercise of $2.50 per share, with the vesting period to commence on August 1, 1999.

     In connection with the Plan, the Board granted warrants to purchase 10,000 shares of common stock at an exercise price of $6.90 per share for those outside directors previously elected and serving on the Board at August 1, 2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock, at an exercise of $6.90 per share, with the vesting period to commence on August 7, 2000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCK  WARRANTS  -  Continued

     BOARD  COMPENSATION  PLAN  -  Continued
     -------------------------

     The exercise prices per share of the warrants issued under the Plan were equal to or greater than the quoted market prices per share at the measurement dates. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     INCENTIVE  PLAN
     ---------------

     During December 1999, the Board authorized the implementation of a management incentive program whereby officers and directors of the Company received warrants to purchase 1,400,000 shares of common stock of the
     Company and warrants to purchase 100,000 shares of common stock of the Company were received by consultants (the Incentive Warrants). The Incentive Warrants have an exercise price equal to $4.60 per share and will vest ratably on a monthly basis over three years or immediately upon a change in control of the Company. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for the Incentive Warrants issued to officers and directors. The warrants issued to the consultants were accounted for under the provisions of SFAS 123 and are being amortized over the vesting period.

     OTHER
     -----

     As bonuses to four of its executive officers for the year ended July 31, 1999, the Company granted each executive warrants to purchase 30,000 shares of common stock at an exercise price of $2.50 per share exercisable through July 31, 2004. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for these bonus warrants.

     As bonuses to four of its executive officers for the year ended July 31, 2000, the Company granted each executive warrants to purchase 10,000 shares of common stock at an exercise price of $6.94 per share exercisable through July 31, 2005. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for these bonus warrants.

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 70,000 shares of common stock at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants will be accounted for under the provisions of SFAS 123 and are being amortized over the vesting period.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCK  WARRANTS  -  Continued

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma income (loss) from continuing operations, net income (loss), income (loss) from continuing operations per common share and net income (loss) per common share would have been as follows for the years ended July 31, 1999 and 2000:


                                                            1999         2000
                                                         ----------  ------------
Income (loss) from continuing operations as reported     $1,124,558  $ 1,460,781
Income (loss) from continuing operations proforma           896,958   (  245,886)
Net income (loss) as reported                               545,445    1,460,781
Net income (loss) proforma                                  317,845   (  245,886)

Income (loss) from continuing operations per common             .11          .11
share as reported
Income (loss) from continuing operations per common             .08         (.02)
share proforma
Net income (loss) per common share as reported                  .05          .11
Net income (loss) per common share proforma                     .03         (.02)

Income (loss) from continuing operations per common             .10          .10
    Share assuming dilution as reported
Income (loss) from continuing operations per common             .08         (.02)
    Share assuming dilution proforma
Net income (loss) per common share assuming dilution as         .05          .10
    Reported
Net income (loss) per common share assuming dilution            .03         (.02)
    Proforma


     The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1999, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0% for both grants; expected volatility of 92% and 94%; risk free interest rate of 7% for both grants; and expected lives of 3 and 5 years.

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2000 to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 92% and 93%; risk free interest rate of 6.02%; and expected lives of 3 and 5 years.

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 1998, 1999 and 2000, totaled $30,000, $0 and $58,333, respectively.
     Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  STOCK  WARRANTS  -  Continued


     A summary of the status of the Company's warrants as of July 31, 1998, 1999 and 2000, and changes during the years ending on those dates is presented below:


                                           1998                         1999                             2000
                                ---------------------------  ---------------------------  -----------------------------------
                                               Weighted                     Weighted                             Weighted
                                                Average                      Average                              Average
Warrants                          Shares    Exercise Price     Shares    Exercise Price         Shares        Exercise Price
------------------------------  ----------  ---------------  ----------  ---------------  ------------------  ---------------
Outstanding at beginning of     2,215,000   $          2.61  1,430,000   $          3.15          2,591,136   $          2.71
  year
Granted                           300,000              5.42  1,451,136              2.27          2,478,738              4.36
Exercised                        (505,000)             2.57          -                 -  (         914,886)             2.16
Expired                          (580,000)             2.76   (290,000)             2.67                  -                 -
                                ----------                   ----------                   ------------------
Outstanding at end of year      1,430,000              3.15  2,591,136              2.71          4,154,988              3.82
                                ==========                   ==========                   ==================
Warrants exercisable at end of  1,430,000                    2,591,136                            2,946,653
  year


     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1998, 1999 and 2000, by the relationship of the exercise price of the warrants granted to the market price on the grant date:


                                       1998                          1999                         2000
                            ----------------------------  ----------------------------  ----------------------------
                               For warrants granted          For warrants granted         For warrants granted
                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  Fair value   exercise price   Fair value   exercise price   fair value   Exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

Equals market price         $         -  $             -  $         -  $             -  $         -  $             -
Exceeds market price                  -                -         1.03             2.27         2.96             4.21
Less than market price             2.07             5.42         1.98             2.50         1.85             2.50


     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended July 31, 1998, 1999 and 2000, respectively: dividend yield of 0% for all three years, expected volatility of 85%, 92% and 92%, risk-free interest rate of 7%, 7% and 6.02% for all three years and expected lives of 3, 3.5 and 3 to 5 years.

     The following table summarizes information about the warrants outstanding at July 31, 2000:


                        Warrants  Outstanding             Warrants  Exercisable
                        ---------------------            ------------------------
                                            Weighted
                                Number       Average     Weighted      Number      Weighted
                             Outstanding    Remaining    Average    Exercisable     Average
                                  at        Contractual  Exercise        at        Exercise
  Range of Exercise Prices   July 31, 2000     Life       Price     July 31, 2000    Price
---------------------------  -------------  -----------  ---------  -------------  ---------

1.75 to $2.50                   1,225,000   2.80 years  $    2.29      1,225,000  $    2.29

3.00 to $3.25                     218,750         3.98       3.01        218,750       3.01

3.69 to $4.60                   2,371,238         4.34       4.37      1,162,903       4.14

5.00 to $6.94                     340,000         1.89       5.96        340,000       5.96
                             -------------                          -------------

 $1.75 to $6.94                  4,154,988         3.67  $    3.82      2,946,653  $    3.50
                             =============                          =============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION

     On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. In connection therewith and without admitting or denying liability, the Company agreed to pay Mr. Duran $250,000, of which $100,000 is to be paid by the Company's insurance carrier, in cash and issue him 100,000 shares of common stock of the Company. The total settlement costs recorded by the Company at July 31, 1999 was $456,300. The parties had agreed to extend the date which the payments were required in connection with the settlement including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

     On October 12, 1999, a Demand for Arbitration (the "Arbitration") of $780,767 (subsequently amended to $972,515) was filed by A.E. Schmidt Environmental ("Schmidt") against Amwest Surety Insurance Company ("Amwest"), PennWilson and Penn Octane Corporation on a performance bond pursuant to a CNG contract. The Company filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration pursuant to an alter ego theory. During April 2000, the court denied Schmidt's petition to compel Penn Octane Corporation to participate in the Arbitration. The Arbitration is currently scheduled for March 2001. PennWilson has countersued Schmidt in connection with overruns under the CNG contract. PennWilson is currently considering all of its other legal options and intends to vigorously defend against the claims made against PennWilson as well as the performance bond issued by Amwest. Penn Octane Corporation is not currently a party to the dispute.

     On January 28, 2000, a complaint was filed by WIN Capital Corporation (WIN) in the Supreme Court of the State of New York, County of New York, against the Company for breach of contract seeking specific performance and declaratory relief in connection with an investment banking agreement. During August 2000, the complaint was settled whereby the Company agreed to issue WIN 12,500 shares of common stock of the Company. The Company also agreed to register the shares issued to WIN. The value of the stock, totaling approximately $82,000 at the time of settlement, has been recorded in the Company's consolidated financial statements at July 31, 2000.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. (Cowboy), CPSC International, Inc. (CPSC) and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines (see note N) and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000, which was paid during April 2000, and debt in the amount of $1,908,000. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due during April 2003. The liability of $1,908,000 is included in capital lease obligations (see note J).

     On March 14, 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Court), Southern District of Texas, Corpus Christi Division.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     On April 27, 2000, the Company filed a complaint in the 107th Judicial District Court of Cameron County, Texas, against Cowboy and the sole shareholder of Cowboy (Owner) alleging (i) fraud, (ii) aiding and abetting a breach of fiduciary duty, (iii) negligent misrepresentation, and (iv) conspiracy to defraud in connection with the construction of the US-Mexico Pipelines and Matamoros Terminal Facility and the underlying agreements thereto. The Company also alleges that Cowboy was negligent in performing its duties. The Company was seeking actual and exemplary damages and other relief. On June 9, 2000, Cowboy removed the case to the Court.

     On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company against the use of the
     US-Mexico Pipelines and escrow of all income related to use of the US-Mexico Pipelines, (ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the avoidance of the Addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreement and the September 1999 Agreements.

     During May 2000, the Company filed a motion with the Court seeking to appoint a Chapter 11 Trustee and the Company also filed a complaint with the Court seeking a declaratory judgment stating that the US Pipelines be held in trust for the benefit of the Company and that the US-Mexico Pipelines are no longer the assets of the bankruptcy estate. The motion and the complaint are still pending.

     On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. Subsequent to July 31, 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The settlement is subject to completion of the settlement documents.

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the Settlement) whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with Lease Agreements for cash, two promissory notes, transfer of the property owned by the Company purchased on March 20, 2000 referred to above and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. The promissory notes total $900,000 and $1,462,500 and both bear interest at 9%. The principal and interest payments are payable monthly with the notes expiring in three years. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documentation as provided for in the Settlement. The parties are close to a renewed negotiated settlement of All disputes between them and have signed a number of term sheets that contain virtually all of the substantive provisions necessary to a global resolution. The accompanying consolidated financial statements have been adjusted to reflect the Settlement. The Settlement is subject to final documentation and approval of the Court. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

     As a result of the aforementioned, the Company may incur additional costs to complete the US - Mexico Pipelines and Matamoros Terminal Facility, which amount cannot presently be determined.

     In addition, there is no certainty that the Company will (i) acquire the remaining 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility, (ii) continue to utilize the US - Mexico Pipelines and Matamoros Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US - Mexico Pipelines and Matamoros Terminal Facility (see note G).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of July 31, 2000, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch
     (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes J and N).

     The  Company's   President,   Chairman  and  Chief  Executive  Officer  has
     personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon Mobil Corporation (Exxon), PG&E NGL Marketing, L.P. (PG&E), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), the Company issues letters of credit on a monthly basis based on anticipated purchases.

     As of July 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $10,358,293 of which $5,226,958 was being used to secure unpaid purchases. In addition, as of July 31, 2000, the Company had borrowed $3,538,394 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at July 31, 2000, the Company had unpaid invoices due from PMI totaling $3,468,308, cash balances maintained in the RZB Credit Facility collateral account of $32,372 and inventory held in storage of $6,025,760 (see note H).

     Interest costs associated with the RZB Credit Facility totaled $97,986, $217,179, and $513,392 for the years ended July 31, 1998, 1999 and 2000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

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

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the Pipeline Lease Amendment) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the Effective Date). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date, and the Company is required to pay for a minimum volume of storage of $300,000 per year beginning January 1, 2000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company has made all payments required under the Pipeline Lease Amendment.

     The operating lease for the land expires in October 2003. In May 1997, the Company amended its lease (Brownsville Lease) with the Brownsville Navigation District (District) to include rental of additional space adjacent to the existing terminal location. Effective April 15, 1997, the lease amount was increased to approximately $75,000 annually.

     The Company anticipates renewing the Brownsville Lease prior to its expiration for the same term as the Pipeline Lease Amendment. The
     Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     The Company leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually and expires on January 18, 2005.

     The Company leases its executive offices in Palm Desert, California. The monthly rental is approximately $3,000 through October 2002.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     OPERATING  LEASE  COMMITMENTS

     Rent expense was $954,924, $1,123,821 and $2,166,732 for the years ended July 31, 1998, 1999 and 2000, respectively. In addition, rent expense associated with operating leases for leased equipment and furniture was $38,178, $28,332 and $36,807 for the years ended July 31, 1998, 1999 and
     2000. As of July 31, 2000, the minimum lease payments under noncancellable operating leases are as follows:


                           Year ending July 31,
                           --------------------
                           2001                   $1,422,662
                           2002                    1,422,662
                           2003                    1,399,712
                           2004                    1,335,974
                           2005                    1,287,414
                           Thereafter              9,800,000
                                                  ----------
                                                  16,668,424
                                                  ==========


     EMPLOYMENT  CONTRACTS

     The Company has a six year employment agreement with its President for the period through January 31, 2001. Under that agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon he is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. He is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company, (ii) options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 per share (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of employment agreement, equal to six times his annual salary and three times his annual bonus. The employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete for a period of one year from his termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, he waived his right to his full salary. Through July 31, 2000, he waived his right to receipt of the stock options, bonus on pre-tax profits and the purchase by the Company of a term life insurance policy. He may elect not to waive such rights through January 31, 2001. At July 31, 1998, $77,000 of salary due to the President has been offset against the interest receivable from the President (see note F).

     Aggregate compensation under employment agreements totaled $391,078, $432,000 and $432,000 for the years ended July 31, 1998, 1999 and 2000, respectively, which included agreements with former executives. Minimum salary under the remaining agreement is $150,000 through January 31, 2001.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  CAPITAL  LEASE

     On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (US Pipelines) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products (motor gasoline and diesel fuel) [Refined Products].

     On July 2,  1998,  Penn  Octane  de  Mexico,  S.A.  de C.V.  (PennMex),  an
     affiliated company (see note P), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) [collectively, the US Pipelines and the Mexican Pipeline are referred to as the US - Mexico Pipelines] from El Sabino (at the point North of the Rio Bravo) to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (Matamoros Terminal Facility).

     In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC International, Inc.
     (CPSC) entered into two separate Lease / Installation Purchase Agreements, as amended, (Lease Agreements), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rental payments of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility were physically capable to transport and receive LPG in accordance with technical specifications required (Substantial Completion
     Date). In addition, the Company agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB (Liens), which Liens would require consent of RZB, and provide CPSC with a letter of credit of approximately $1,000,000. The Company also had the option to purchase the US - Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC is required to pay all costs associated with the design, construction and maintenance of the US - Mexico Pipelines and Matamoros Terminal Facility.

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of July 31, 2000, the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The Settlement would provide for 100% ownership of the US-Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates (Settlement) and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes G, J, M and P).

     With the completion of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company has established a pipeline infrastructure that allows it to transport LPG from the United States to Mexico.

     The Company or its Mexican affiliates own, lease, or intend to obtain the land or rights of way used in the construction of the U.S.-Mexico Pipelines, and own the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate Tergas, S.A. de C.V. (Tergas) has been granted the permit to operate the Matamoros Terminal Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  O  -  UPGRADES

     The Company recently purchased four storage tanks capable of storing approximately 12,600,000 gallons of Refined Products (Tank Farm). The Company intends to construct additional piping to the Tank Farm which would connect the Brownsville Terminal Facility, the Tank Farm and the water dock facilities at the Brownsville Ship Channel.

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline and make the Leased Pipeline bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360,000,000 gallons per year. The total estimated cost to complete the project is approximately $2,000,000 of which approximately $1,100,000 has been incurred through July 31, 2000.

     The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The estimated cost of this project is expected to be approximately $2,000,000. The Company has employed a firm to provide the design and engineering for this project.


NOTE  P  -  MEXICAN  OPERATIONS

     Termatsal, S.A. de C.V. (Termatsal) has completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal Facility) for an estimated cost of $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Saltillo Terminal Facility will begin operations upon final approval from local government authorities, expected to be by December 2000.

     Tergas leases the land on which the Saltillo Terminal Facility is located and has been granted the permit to operate the Saltillo Terminal Facility. Termatsal owns the assets comprising the Saltillo Terminal Facility. The land lease amount is $69,000 annually and expires in January 2003. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     In connection with the planned operations of the Saltillo Terminal Facility, Termatsal has leased approximately 50 railcars to transport LPG between the Brownsville Terminal Facility and the Saltillo Terminal Facility. The lease amount is $297,000 annually and expires in August 2001.

     PennMex, Tergas and Termatsal are Mexican companies, which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company (Bracamontes) and the balance by other Mexican citizens (Minority Shareholders). Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities are prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). The Company intends to acquire PennMex and Termatsal (see note U).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  P  -  MEXICAN  OPERATIONS  -  Continued

     In connection with the construction of the Mexican Pipeline and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal discussed below.

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or intend to obtain the land or right of ways used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see note G). The portion of funds which were advanced by the Company (totaling $3,700,000 at July 31, 2000) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company intends to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the years ended July 31, 1998, 1999 and 2000, the Company paid PennMex, Tergas or Termatsal $181,000, $125,000 and $293,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

     The operations of PennMex, Tergas and Termatsal are subject to the tax laws of Mexico which, among other things, require that Mexican subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations may be subject to withholding taxes, including dividends and interest payments.


NOTE  Q  -  FOURTH  QUARTER  ADJUSTMENTS  -  UNAUDITED

     The net loss for the quarter ended July 31, 1999, was primarily attributable to increases in the following expenses: (i) settlement of litigation of $501,416, (ii) the discount of the note receivable in connection with the sale of the CNG assets of $260,000, and (iii) an increase in the allowance for uncollectable receivables of $111,431.

     The net loss for the quarter ended July 31, 1998, was primarily attributable to increases in the following expenses: (1) warrants issued in connection with the registration rights agreement of $160,542, (2) the write-off of deferred registration costs of $385,491, (3) professional fees of $425,769, (4) an allowance for uncollectable receivables of $38,880, (5) salary related costs of $77,000, (6) approximately $1,000,000 of losses associated with the construction of CNG equipment for sale to third parties, (7) a $400,000 asset impairment loss associated with the Company's CNG assets and (8) a reserve for the interest receivable from the President and a related party of $223,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, the Company entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note S). Although the Company has entered into the Settlement (see note M), significant uncertanties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to obtain additional financing and to raise additional equity capital, the completion of the transactions related to the US-Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility and the success of the Company's future operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base upon deregulation of the LPG industry in Mexico, (iii) extend the terms and capacity of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines,
     (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital and (vii) resolve the uncertainties related to the US-Mexico Pipelines, the Matamoros Facility and the Saltillo Terminal Facility.

     At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,600,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  CONTRACTS

     LPG  BUSINESS  -  SALES  AGREEMENT

     The Company entered into a sales agreement, as amended (Agreement), with PMI, its major customer, to provide minimum monthly volume of LPG to PMI through March 31, 2000. The Company entered into a new sales agreement with PMI for the period from April 1, 2000 through March 31, 2001 (New Agreement), for the annual sale of a minimum of 151,200,000 gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico (see note U).

     The New Agreement, as amended, represents an increase of 130% over annual minimum contract volumes under the previous sales agreement with PMI for the period April 1, 1999 through March 31, 2000. Actual sales volumes to PMI during the period April 1, 1999 through March 31, 2000 exceeded the minimum contractual volumes by 95%. Under the terms of the New Agreement, sales prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the previous sales agreements with PMI depending on the final delivery point of the LPG. Sales to PMI for the year ended July 31, 2000 totaled $76,008,360, representing approximately 77.2% of total revenues for the period.

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US-Mexico Pipelines,
     (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US-Mexico Pipelines. During October 2000, approximately 78% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of July 31, 2000, the Saltillo Terminal Facility had not commenced operations.

     As part of volume requirements under the New Agreement, the Company has committed to sell to PMI 3,150,000 gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during December 2000 and February 2001.

     LPG SUPPLY AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with the specifications as outlined under the New Agreement (Plant Commitment). The purchase price is indexed to variable posted prices.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  CONTRACTS  -  Continued

     LPG  SUPPLY  AGREEMENTS  -  Continued

     In addition, under the terms of the Exxon Supply Contract, Exxon made operational its Corpus Christi Pipeline (ECCPL) during September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the proper specifications outlined under the New Agreement and then delivered into the Leased Pipeline. In connection with the ECCPL Supply, the Company has agreed to supply a minimum of 7,700,000 gallons into the ECCPL during the first quarter from the date that the ECCPL is operational, approximately 92,000,000 gallons the following year and 122,000,000 gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and PG&E NGL Marketing, L.P. (PG&E) entered into a three year supply agreement (PG&E Supply Agreement) whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons of propane (PG&E Supply) beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, to the ECCPL (after PG&E completes construction of an interconnection, expected to be completed by December 2000), and blended to the proper specifications as outlined under the New Agreement.

     In March 2000, the Company and Koch Hydrocarbon Company (Koch) entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company is required to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company has agreed to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL.

     In connection with the delivery of the Koch Supply, the Company did not accept the Koch Supply because the ECCPL was not operational until September 2000. Accordingly, the Company arranged for the sale of the Koch Supply to third parties (Unaccepted Koch Supply Sales). The Company incurred additional costs in connection with the disposal of the Unaccepted Koch Supply Sales.

     Under the terms of the Koch Supply Contract, the Koch Supply will be delivered into the ECCPL and blended to the proper specifications as outlined under the New Agreement.

     During March 2000, the Company and Duke Energy NGL Services, Inc. (Duke) entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix, beginning April 1, 2000. The purchase price is indexed to variable posted prices.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  CONTRACTS  -  Continued

     LPG  SUPPLY  AGREEMENTS  -  Continued

     Pursuant to the terms of the Duke Supply Contract, the Company paid a minimal amount for modifications related to the interconnections necessary to allow the Duke Supply to be delivered into the Leased Pipeline facilities.

     The delivery of the PG&E Supply or the Koch Supply will satisfy a portion or all of the ECCPL Supply requirements under the Exxon Supply Contract.

     The Company is currently purchasing LPG from the above-mentioned suppliers (Suppliers) to meet the minimum monthly volumes required in the New
     Agreement. The Company's costs to purchase LPG (less any applicable adjustments) are below the sales prices provided for in the New Agreement.

     The agreements with the Suppliers currently require that the Company purchase a minimum supply of LPG, which is significantly higher than committed sales volumes under the New Agreement.

     The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract or the Duke Supply Contract due to increases in costs of LPG or LPG volumes purchased by PMI. Upon the implementation of Deregulation, the Company anticipates entering into contracts with Mexican distributors which require payments in pesos. In addition, the Mexican distributors may be limited in their ability to obtain adequate financing.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors once deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms equal to or more favorable than those in the New Agreement. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses.

     Furthermore, the Company currently utilizes the Brownsville Terminal Facility and may be required to deliver a portion or all of the minimum monthly volumes from the Brownsville Terminal Facility in the future. Historically, sales of LPG from the Brownsville Terminal Facility have not exceeded 12,700,000 gallons per month. In addition, breakdowns along the planned distribution route for the LPG once purchased from the Suppliers, may limit the ability of the Company to accept or deliver the Plant Commitment, the PG&E Supply, the Koch Supply, and the Duke Supply.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  T  -  AWARD  FROM  LITIGATION

     On August 24, 1994, the Company filed an Original Petition and Application for Injunctive Relief against the International Bank of Commerce-Brownsville (IBC-Brownsville), a Texas state banking association, seeking (i) either enforcement of a credit facility between the Company and IBC-Brownsville or a release of the Company's property granted as collateral thereunder consisting of significantly all of the Company's business and assets; (ii) declaratory relief with respect to the credit facility; and (iii) an award for damages and attorneys' fees. After completion of an arbitration proceeding, on February 28, 1996, the 197th District Court in and for Cameron County, Texas entered judgment (Judgment) confirming the arbitral award for $3,246,754 to the Company by IBC-Brownsville.

     In connection with the lawsuit, IBC-Brownsville filed an appeal with the Texas Court of Appeals on January 21, 1997. The Company responded on February 14, 1997. On September 18, 1997, the appeal was heard by the Texas Court of Appeals and on June 18, 1998, the Texas Court of Appeals issued its opinion in the case, ruling essentially in favor of the Company. IBC-Brownsville sought a rehearing of the case on August 3, 1998. On December 30, 1998, the Court denied the IBC-Brownsville request for rehearing. On February 16, 1999, IBC-Brownsville (Petitioner) filed a petition for review with the Supreme Court of Texas. On May 10, 1999, the Company responded to the Supreme Court of Texas' request for response of the Petitioner's petition for review. On May 27, 1999, the Petitioner filed a reply with the Supreme Court of Texas to the Company's response of the Petitioner's petition for review. On June 10, 1999, the Supreme Court of Texas denied the Petitioner's petition for review. During July 1999, the Petitioner filed an appeal with the Supreme Court of Texas to rehear the Petitioner's petition for review. On August 26, 1999, the Supreme Court of Texas upheld its decision to deny the Petitioner's petition for review. During November 1999, the Petitioner filed a petition for writ of certiorari with the United States Supreme Court. On January 24, 2000, the United States Supreme Court denied the Petitioner's request for review and the Judgment became final and binding. During March 2000, the Company received a cash payment from IBC-Brownsville of $4,254,347 of which approximately $1,300,000 was paid for legal fees and for other expenses associated with the Judgment.

     For the year ended July 31, 1999, the Company has recognized a gain of approximately $987,000, which represents the amount of the Judgment which was recorded as a liability on the Company's balance sheet at December 31, 1998 (non-cash). The cash portion of the Judgment received by the Company, net of all contingent expenses, has been recorded as a gain during the year ended July 31, 2000.


NOTE  U  -  SUBSEQUENT  EVENTS  -  UNAUDITED

     On October 11, 2000, the New Agreement was amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7,500,000 gallons resulting in a new annual minimum commitment of 158,700,000 gallons.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 10,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $32,500.

     In November 2000, the Company issued 4,716 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $23,583.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  U  -  SUBSEQUENT  EVENTS  -  UNAUDITED  -  Continued


     As a bonus to a director and officer of the Company, during November 2000, the Company granted warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $7.00 per share exercisable for five years. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense will be recorded for these bonus warrants.

     During November 2000, the Company, Bracamontes and the Minority Shareholders entered into agreements whereby the Company may acquire up to 100% of the outstanding shares of PennMex and Termatsal for a nominal amount subject to, among other things, the Settlement. Because the Company participates in one of the defined LPG activities, the Company intends to contract with Tergas for services to be performed by Tergas at the Matamoros Terminal Facility and the Saltillo Terminal Facility.

Schedule  II  -  Valuation  and  Qualifying  Accounts


                   Balance at     Charged to
                  Beginning of    Costs and     Charged to                   Balance at End
  Description       Period       Expenses(1)   Other Accounts   Deductions     of Period
----------------  -------------  ------------  ---------------  -----------  ---------------

Year ended  July
----------------
31, 2000
--------

Allowance for
doubtful
accounts          $     521,067  $     41,883  $             -  $         -  $       562,950


Year ended  July
----------------
31, 1999
--------

Allowance for
Doubtful
Accounts          $     418,796  $    116,432  $             -  $    14,161  $       521,06


Year ended
----------
July 31, 1998
-------------

Allowance for
doubtful
accounts          $      53,406  $    373,130  $             -  $     7,740  $       418,796


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

------------
1 Costs and expenses related to PennWilson CNG have been reflected in discontinued operations.

                                    PART  III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The  directors  and  executive officers of the Company are as follows:


     Name of Director      Age             Positions and Offices Held
     --------------------  ---  ------------------------------------------------
     Jerome B. Richter      64  Chairman, President, Chief Executive Officer
                                and Director
     Jorge R. Bracamontes   36  Executive Vice President, Secretary and Director
     Ian T. Bothwell        40  Vice President, Treasurer, Assistant Secretary,
                                Chief Financial Officer and Director
     Jerry L. Lockett       59  Vice President
     Kenneth G. Oberman     40  Director
     Stewart J. Paperin     52  Director
     Harvey L. Benenson     52  Director
     Charles Handly         64  Director


          All directors, except for directors Benenson and Handly, were elected at the 2000 Annual Meeting of Stockholders of the Company held on April 28, 2000. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.

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

          JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief Executive Officer of PennMex, Tergas and Termatsal (see note P to the consolidated financial statements). Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at PEMEX for the period from May 1994 to March 1996. During the period from November 1992 to May 1994, Mr. Bracamontes was legal representative for PEMEX in New York.

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

          KENNETH G. OBERMAN had been a Director of the Company since its organization in August 1992 until his resignation on August 7, 2000. Since 1998, Mr. Oberman has served as Vice President and from 1996 to 1998, Mr. Oberman was Senior Director of Fujitsu Computer Products of America, a computer peripherals company based in San Jose, California. From 1994 through 1995, Mr. Oberman held the position of Business Unit Manager for Conner Peripherals, a computer peripherals company based in San Jose, California. During the period from 1992 through 1994, Mr. Oberman served as Vice President of International Economic Development Corporation, a consulting company to the Ministry of Sports of the Government of Russia involved in the sale of sporting goods and sports apparel based in Moscow, Russia.

          STEWART J. PAPERIN was elected a director of the Company in February 1996. Since July 1996, Mr. Paperin has served as Executive Vice President of the Soros Foundations Open Society Institute, which encompasses the charitable operations of forty foundations in Central and Eastern Europe, the United States, Africa, and Latin America. From January 1994 to July 1996, Mr. Paperin was President of Capital Resources East Ltd., a diversified consulting and investment firm in New York. He served as president of Brooke Group International, a United States based leveraged buy-out firm operating in the former Soviet Union, a corporation controlled by Brooke Group. From 1989 to 1990. he served as chief financial officer of the Western Union Corporation. He is a member of the Boards of Directors of Penn Octane Corporation, Global TeleSystems Group, Inc. and Golden Telecom Inc.

          HARVEY L. BENENSON was elected a director of the Company in August 2000. Mr. Benenson has been Managing Director, Chairman and CEO of Lyons, Benenson & Company Inc., a management consulting firm, since 1988, and Chairman of the Benenson Strategy Group, a strategic research, polling and consulting firm affiliated with Lyons, Benenson & Company Inc., since July 2000. Earlier, Mr. Benenson was a partner in the management consulting firm of Cresap, McCormick and Paget from 1974 to 1983, and Ayers, Whitmore & Company from 1983 to 1988.

          CHARLES HANDLY was elected a director of the Company in August 2000. Since August 2000, Mr. Handly has provided consulting services to the Company. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon's Natural Gas Department. From 1987 until 1997 Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon's Supply Department.

          Mr. Oberman is Mr. Richter's step-son. There are no other family relationships among the Company's officers and directors.

     INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

          In October 1996, the Company and Mr. Richter, Chairman and President, without admitting or denying the findings contained therein (other than as to jurisdiction), consented to the issuance of an order by the SEC in which the SEC (i) made findings that the Company and Mr. Richter had violated portions of Section 13 of the Exchange Act relating to the filing of periodic reports and the maintenance of books and records, and certain related rules under said Act, and (ii) ordered respondents to cease and desist from committing or causing any current or future violation of such sections and rules.

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

ITEM  11.     EXECUTIVE  COMPENSATION.

     During December 1999, the Board authorized the implementation of a management incentive program whereby officers and directors of the Company received warrants to purchase 1,400,000 shares of common stock of the
     Company and warrants to purchase 100,000 shares of common stock of the Company were received by consultants (the Incentive Warrants). The Incentive Warrants have an exercise price equal to $4.60 per share and will vest ratably on a monthly basis over three years or immediately upon a change in control of the Company. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for the Incentive Warrants issued to officers and directors. The warrants issued to the consultants were accounted for under the provisions of SFAS 123 and are being amortized over the vesting period.

     As bonuses to four of its executive officers for the year ended July 31, 1999, the Company granted each executive warrants to purchase 30,000 shares of common stock at an exercise price of $2.50 per share exercisable through July 31, 2004. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for these bonus warrants.

     As bonuses to four of its executive officers for the year ended July 31, 2000, the Company granted each executive warrants to purchase 10,000 shares of common stock at an exercise price of $6.94 per share exercisable through July 31, 2005. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date. Based on the provisions of APB 25, no compensation expense was recorded for these bonus warrants.

     The following table sets forth annual and all other compensation for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years indicated for those persons who, at July 31, 2000, were (i) the Company's Chief Executive Officer, and (ii) the other three most highly compensated executive officers (collectively, the "Named Executive Officers"). No other executive officer received compensation in excess of $100,000 during fiscal 1998, 1999 and 2000. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights or other long-term compensation plans for employees.

                                                 SUMMARY COMPENSATION TABLE



                                          ANNUAL  COMPENSATION               LONG-TERM  COMPENSATION
                                     ---------------------------------  ----------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                        ------------------------  --------
                                                                                      SECURITIES
                                                               OTHER                    UNDER-
                                                               ANNUAL    RESTRICTED     LYING                  ALL OTHER
NAME AND                                                      COMPEN-      STOCK       OPTIONS/     LTIP        COMPEN-
PRINCIPAL POSITION             YEAR   SALARY     BONUS(3)      SATION     AWARD(S)       SARS     PAYOUTS        SATION
-----------------------------  ----  --------  -------------  --------  ------------  ----------  --------  ----------------
Jerome B. Richter,(1)          2000  $300,000  $  2,393,700   $      -  $          -           -  $      -  $             -
  President, Chairman of the   1999   300,000        53,400          -             -           -         -                -
  Board and Chief              1998   299,578             -          -             -           -         -                -
  Executive Officer
Ian T. Bothwell,               2000   159,508     535,700(4)         -             -           -         -                -
  Vice President, Treasurer,   1999   134,000        53,400          -             -           -         -                -
  Assistant Secretary and      1998   120,000             -          -             -           -         -                -
  Chief Financial Officer
Jorge R. Bracamontes,          2000         -             -          -             -           -         -   1,662,700(2)(3)
  Executive Vice President     1999         -             -          -             -           -         -     208,400(2)(3)
  And Secretary                1998         -             -          -             -           -         -     120,000(2)(3)
Jerry L. Lockett,              2000   132,000   1,106,200(5)         -             -           -         -                -
  Vice President               1999   132,000        67,400          -             -           -         -                -
                               1998    91,500             -          -             -           -         -                -

(1) During the year ended July 31, 1998, $77,000 of compensation was offset against the interest due on Mr. Richter's note receivable.

(2) Mr. Bracamontes received consulting fees totaling $120,000, $155,000 and $205,000 for services performed on behalf of the Company in Mexico for the years ended July 31, 1998, 1999 and 2000.

(3) The fair market value of non-cash bonuses issued in the form of stock warrants are determined by using the Black-Scholes Option Pricing Model (see note L to the consolidated financial statements).

(4)  Includes cash bonus of $14,000.

(5)  Includes cash bonus of $11,000.

                              Options/SAR  Grants  in  Last  Fiscal  Year




                     Individual  Grants                                 Potential Realizable Value At
----------------------------------------------------------------------- Assumed Annual Rates Of Stock
                                       Percent Of                       Price Appreciation For Option
                          Number  Of     Total                                      Term
                          Securities    Options/     Exercise
                          Underlying  SARs  Granted     Of               ----------------------------
                         Option/SARs  To  Employees  Base Price Expiration
        Name             Granted (#)  In Fiscal Year   ($/Sh)     Date   0% ($)   5% ($)   10% ($)
-----------------------  -----------  ---------------  ------  --------  ------  --------  --------
Jerome B. Richter             10,000            0.84%    6.94   7/31/05       0    19,167    23,383
Jerome B. Richter (a)        500,000           42.02%    4.60  12/31/04       0   635,448   775,230
Jorge R. Bracamontes          10,000            0.84%    6.94   7/31/05       0    19,167    23,383
Jorge R. Bracamontes(a)      300,000           25.21%    4.60  12/31/04       0   381,269   465,138
Ian T. Bothwell               10,000            0.84%    6.94   7/31/05       0    19,167    23,383
Ian T. Bothwell (a)          100,000            8.40%    4.60  12/31/04       0   127,090   155,046
Jerry L. Lockett              10,000            0.84%    6.94   7/31/05       0    19,167    23,383
Jerry L. Lockett              50,000            4.20%    3.69  11/17/02       0    29,082    39,252
Jerry L. Lockett (a)         200,000           16.81%    4.60  12/31/04       0   254,179   310,092

a) The warrants were granted on December 31, 1999, and vest ratably on a monthly basis over a three year period.

     AGGREGATED WARRANT EXERCISES IN FISCAL 2000 AND WARRANT VALUES ON JULY 31, 2000

     The following table provides certain information with respect to warrants exercised by the Named Executive Officers during fiscal 2000. The table also presents information as to the number of warrants outstanding as of July 31, 2000.

                                                    Number Of
                                                    Securities          Value Of
                       Number of                    Underlying         Unexercised
                        Shares                     Unexercised        In-The-Money
                       Acquired       Value          Warrants           Warrants
                         Upon        Realized    At July 31, 2000   At July 31, 2000
                      Exercise of      Upon        Exercisable/       Exercisable/
Name                   Warrants    Exercise($)    Unexercisable    Unexercisable(1)($)
----                  -----------  ------------  ----------------  -------------------
Jerome B. Richter               0            0    137,222/402,778    394,688/1,042,188
Jorge R. Bracamontes      200,000  1,450,000(2)    98,333/241,667      294,063/625,313
Ian T. Bothwell                 0            0     259,444/80,556    1,130,938/208,438
Jerry L. Lockett                0            0    178,889/161,111      528,000/416,875

(1)     Based  on a closing price of $7.19 per share of Common Stock on July 31, 2000.
(2)     Based on a closing price of $7.25 per share of Common Stock on March 25, 2000.

     EMPLOYMENT AGREEMENTS

          The Company has entered into a six year employment agreement with Mr. Richter, the President of the Company, through January 31, 2001. Under Mr. Richter's agreement, he is entitled to receive $300,000 in annual compensation equal to a monthly salary of $25,000 until earnings exceed a gross profit of $500,000 per month, whereupon Mr. Richter is entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter is also entitled to (i) an annual bonus of 5% of all pre-tax profits of the Company; (ii) 200,000 stock options for the purchase of 200,000 shares of Common Stock that can be exercised under certain circumstances at an option price of $7.50 (giving effect to a 2-for-1 stock split on June 10, 1994), and (iii) a term life insurance policy commensurate with the term of the employment agreement, equal to six times Mr. Richter's annual salary and three times his annual bonus. Mr. Richter's employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete for a period of one year from his termination of the agreement and restrictions on use of confidential information. Through July 31, 1997, Mr. Richter waived his rights to his full salary. Through July 31, 2000, Mr. Richter has waived his rights to receive the options, bonus on pre-tax profits and the purchase by the Company of a term life insurance policy. Mr. Richter may elect not to waive such rights through January 31, 2001.

          In November 1997, the Company entered into an employment agreement with Jerry Lockett. Under the terms of the agreement, Mr. Lockett was entitled to receive $120,000 in annual compensation, plus $1,000 monthly as an automobile allowance. The Agreement was for two years. The agreement provided for the issuance of warrants for the purchase of 50,000 shares of common stock of the Company on each of the anniversary dates of the agreement.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


     The Company's compensation to executive management was administered by the Compensation Committee ("Committee") of the Board of Directors. As of July 31, 2000, the Committee is comprised of one outside Director who reports to the Board of Directors on all compensation matters concerning the Company's executive officers (the "Executive Officers"). The Executive Officers of the Company are identified in the Company's July 31, 2000, Form 10-K. In determining annual compensation, including bonus, and other incentive compensation to be paid to the Executive Officers, the Committee considers several factors including overall performance of the Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Executive Officers and the overall financial condition of the Company. The Committee provides compensation to the Executive Officer in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

     The overall compensation provided to the Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including the Company's financial condition during the term of employment of the Executive Officer.

     BASE  SALARY:     The  base  salary  is  approved  based  on  the Executive
Officer's  position,  level  of  responsibility  and  tenure  with  the Company.

     CHIEF EXECUTIVE OFFICER'S COMPENSATION: During fiscal year 2000, Mr. Richter was paid in accordance with the terms of his employment agreement which was entered into in July 13, 1993, except as discussed in note M to the consolidated financial statements. During September 1999, the Board elected to not accrue any future interest payable by Mr. Richter on his note to the Company so long as Mr. Richter continued to provide guarantees to certain of the Company's creditors. The Committee determined that Mr. Richter's compensation under the employment agreement is fair to the Company, especially considering the position of Mr. Richter with the Company.


                             COMPENSATION COMMITTEE

                                 STEWART PAPERIN

STOCK  PERFORMANCE  GRAPH

      The following graph compares the yearly percentage change in the Company's cumulative, five-year total stockholder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on August 1, 1995 in each of the Company's common stock, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of the Company's common stock.

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


                               [GRAPHIC OMMITTED]


                                1995   1996   1997   1998   1999   2000
       -----------------------  -----  -----  -----  -----  -----  -----
       Penn Octane Corporation  $ 100  $ 238  $ 238  $ 200  $ 119  $ 360
       -----------------------  -----  -----  -----  -----  -----  -----
       Russell 2000 Index       $ 100  $ 105  $ 138  $ 140  $ 148  $ 167
       -----------------------  -----  -----  -----  -----  -----  -----
       NASDAQ Index             $ 100  $ 108  $ 159  $ 187  $ 264  $ 376
       -----------------------  -----  -----  -----  -----  -----  -----

ITEM  12.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each director and (iii) each Named Executive Officer of the Company as of October 13, 2000() The number of shares of Common Stock issued and outstanding on October 13, 2000 was 13,686,795 (including 78,383 shares of treasury stock) and all calculations and percentages are based on such number. The beneficial ownership indicated in the table includes shares of Common Stock subject to common stock purchase warrants held by the respective persons as of October 13, 2000, that are exercisable on the date hereof or within 60 days thereafter. Unless otherwise indicated, each person has sole voting and sole investment power with respect to the shares shown as beneficially owned. (1)


                                                 AMOUNT AND NATURE OF
NAME                                            BENEFICIAL OWNERSHIP(1)  PERCENT OF CLASS
----------------------------------------------  -----------------------  -----------------
Jerome B. Richter                                          4,144,491(1)             29.85%
CEC, Inc.                                                  1,521,834(3)             10.76%
The Apogee Fund                                              1,100,000               8.04%
Western Wood Equipment Corporation (Hong Kong)
  20/F Tung Way Commercial Building
  Wanchai, Hong Kong                                         758,163(4)              5.34%
Jorge R. Bracamontes                                         349,995(6)              2.53%
Jerry L. Lockett                                             229,421(7)              1.65%
Ian T. Bothwell                                              193,215(5)              1.40%
Stewart J. Paperin                                           115,252(9)               (12)
Kenneth G. Oberman                                            97,000(8)               (12)
Charlie Handly                                               35,667(10)               (12)
Harvey L. Benenson                                           23,489(11)               (12)


     As a group, the current officers and directors of the Company are beneficial owners of 4,426,542 shares of Common Stock or 32.34% of the voting power of the Company excluding warrants held by members of such group and 5,188,530 shares of Common Stock or 35.91% of the voting power of the Company including warrants so held.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

------------------
(1) The number of shares of Common Stock issued and outstanding on October 13, 2000 was 13,686,795 (including 78,383 shares of treasury stock) and all calculations and percentages are based on such number. The beneficial ownership indicated in the table includes shares of Common Stock subject to common stock purchase warrants held by the respective persons as of October 13, 2000, that are exercisable on the date hereof or within 60 days thereafter. Unless otherwise indicated, each person has sole voting and sole investment power with respect to the shares shown as beneficially owned.
(2) Includes 36,000 shares of Common stock owned by Mrs. Richter and 197,991 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.
(3) Includes 454,167 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(4) Includes 500,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(5) Includes 71,598 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(6) Includes 134,795 shares of Common Stock issuable upon exercise of common stock purchase warrants owned by Mr. Bracamontes and 15,000 shares of Common Stock owned by Mrs. Bracamontes.
(7) Includes 203,196 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(8) Includes 30,000 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(9) Includes 65,252 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(10) Includes 35,667 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(11) Includes 23,489 shares of Common Stock issuable upon exercise of common stock purchase warrants.
(12) Percent of class is less than 1%.

During April 1997, Jerry Richter, the Company's President, exercised warrants to purchase 2,200,000 shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note accrued interest at the rate of 8.25% per annum and was payable annually on April 11 until its maturity on April 11, 2000. In connection with the Company's lease agreements (the Lease Agreements) with CPSC (see note N), Mr. Richter agreed to provide 500,000 shares of his common stock of the Company as collateral. During September 1999, in consideration for providing the collateral, the Board of
Directors of the Company agreed to offset the future interest due on Mr. Richter's $2,728,000 promissory note. Certain of the payments due on April 11, 1998, 1999 and 2000, including the principal payment, were not received. On April 11, 2000, Mr. Richter issued a new promissory note totaling $3,196,693, representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During April 2000, in consideration for Mr. Richter providing a guaranty in connection with the RZB Credit Facility, the Board of Directors agreed to waive any interest requirements on the promissory notes so long as Mr. Richter continues to provide a personal guaranty in connection with the RZB credit facility and the Company's letter of credit requirements due under the Lease Agreements. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, is due on April 30, 2001. Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity.

During the year ended July 31, 2000, the Company paid PennMex, Termatsal or Tergas, Mexican companies which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company, $388,640 for Mexico related expenses incurred on the Company's behalf. Such amounts were expensed. In addition, the Company advanced $3,700,000 to these companies in connection with the purchase of property, plant and equipment associated with the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility.

During May 1999, the Company and PennWilson completed the sale of assets related to the CNG business to a company controlled by Ian Bothwell (Buyer), a director and officer of the Company (see note E). On September 10, 2000, the Board of Directors approved the repayment by Mr. Bothwell of the Buyer's $900,000 promissory note to the Company (the Buyer was entitled to discounts for early payment of approximately $344,000 as prescribed under the promissory note) through the exchange of 78,373 shares of common stock of the Company owned by Mr. Bothwell, which were previously pledged to the Company in connection with the promissory note. The promissory note had a net book value of $640,000 at July 31, 2000 and, therefore, the Company recorded a loss of approximately $84,000 as a result of the discount. Such amount is included in the consolidated statement of operations at July 31, 2000. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction.

On March 26, 2000, M.I. Garcia Cuesta, the wife of Jorge Bracamontes, a director and officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which expired on March 26, 2000. The note accrues interest at 10.0%, payable annually. The principal amount of the note plus all unpaid interest is due on April 30, 2001. The promissory note is collateralized by 15,000 shares of common stock of the Company owned by Mrs. Garcia Cuesta and has been recorded as a reduction of stockholders' equity.

During March 2000, Jorge Bracamontes, a director and officer of the Company, exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% is due on April 30, 2001. Mr. Bracamontes is personally liable with full recourse to the Company and has provided 200,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity. Interest on the promissory note will be recorded when the cash is received.

In August 2000, Charlie Handly, a director of the Company, agreed to provide consulting services to the Company for a one-year period. Mr. Handly is entitled to a minimum of $6,000 per month and has received warrants to purchase 70,000 shares of common stock at an exercise price of $6.375, exercisable for five years. The warrants will vest ratably on a quarterly basis over four years.

During September 2000, Ian Bothwell, a director and officer of the Company, exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. Mr. Bothwell is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note will be recorded as a reduction of stockholders' equity during the three months ended October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

During the year ended July 31, 2000, the Company granted warrants to purchase common stock of the Company to various officers and directors (see note L to the consolidated financial statements and Item 11).

                                     PART IV


ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.   Financial Statements and Financial Statement Schedules.

          The following documents are filed as part of this report:

          (1)  Consolidated Financial Statements:

               Penn Octane Corporation

                    Independent Auditor's Report

                    Consolidated Balance Sheet as of July 31, 1999 and 2000

                    Consolidated Statements of Operations for the years ended July 31, 1998, 1999 and 2000

                    Consolidated Statement of Stockholders' Equity for the years ended July 31, 1998, 1999 and 2000

                    Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1999 and 2000

                    Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts

     b.   Reports on Form 8-K.

               None.

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

     10.45LPG  Purchase  Agreement  dated  August 28,  1997  between PMI Trading
          Company Ltd and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.46Continuing  Agreement for Private  Letters of Credit dated October 14,
          1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.47Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.48General Security  Agreement dated October 14, 1997 between RZB Finance
          LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.49Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome Richter. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.50Purchase   Agreement  dated  October  21,  1997  among  Castle  Energy
          Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.51Registration  Rights  Agreement  dated  October 21, 1997 among  Castle
          Energy Corporation, Clint Norton, Southwest Concept, Inc., James F. Meara, Jr., Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA, Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.52Promissory   Note  dated  October  21,  1997  between   Castle  Energy
          Corporation and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.53Common Stock Purchase  Warrant dated October 21, 1997 issued to Castle
          Energy Corporation by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.54Promissory  Note dated  October 21, 1997 between  Clint Norton and the
          Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.55Common Stock  Purchase  Warrant dated October 21, 1997 issued to Clint
          Norton by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.56Promissory  Note dated  October 21, 1997  between  Southwest  Concept,
          Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.57Common  Stock  Purchase  Warrant  dated  October  21,  1997  issued to
          Southwest Concept, Inc. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.58Promissory  Noted dated October 21, 1997 between  James F. Meara,  Jr.
          and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.59Common Stock  Purchase  Warrant dated October 21, 1997 issued to James
          F. Meara, Jr. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.60Promissory  Note dated  October  21,  1997  between  Donaldson  Lufkin
          Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.61Common  Stock  Purchase  Warrant  dated  October  21,  1997  issued to
          Donaldson Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.62Promissory  Note dated October 21, 1997 between  Lincoln Trust Company
          FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.63Common  Stock  Purchase  Warrant  dated  October  21,  1997  issued to
          Lincoln Trust Company FBO Perry D. Snavely IRA by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.64Agreement dated November 7, 1997 between Ernesto Rubio del Cueto and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.65LPG Sales  Agreement  dated  November 12, 1997  between  Exxon and the
          Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

     10.66Purchase  order  dated  November  7, 1996  between  County  Sanitation
          District of Orange County and Wilson Technologies, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1997 filed on December 15, 1997, SEC File No. 000-24394)

     10.67Amendment  letter dated April 22, 1998 between RZB Finance LLC and the
          Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

     10.68Lease dated May 8, 1998 between Nine-C  Corporation and J.B.  Richter,
          Capital Resources and J.B. Richter and J.B. Richter, an individual, with respect to the Company's executive offices. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

     10.69Employment  Agreement  dated  October 20, 1997 between the Company and
          Vicente Soriano. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

     10.70Employment  Agreement  dated November 17, 1997 between the Company and
          Jerry  L.  Lockett.   (Incorporated  by  reference  to  the  Company's
          Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

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

     10.85Amended  Promissory  Note dated  December  1, 1998  between  Donaldson
          Lufkin Jenrette Securities Corporation Custodian SEP FBO James F. Meara IRA and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed on December 18, 1998, SEC File No. 000-24394).

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

     10.102 Purchase Agreement dated March 19, 1999 between Igor Kent and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 filed on June 14, 1999, SEC File No. 000-24394).

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

     10.105 Purchase Agreement dated July 15, 1999 between Steve Payne and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.106 Registration Rights Agreement dated July 15, 1999 between Steve Payne and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.107 Common Stock Purchase Warrant dated July 15, 1999 issued to Steve Payne by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.108 Purchase Agreement dated July 16, 1999 between The Apogee Fund L.P. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.109 Registration Rights Agreement dated July 16, 1999 between The Apogee Fund L.P. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.110 Common Stock Purchase Warrant dated July 16, 1999 issued to The Apogee Fund L.P. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.111 Purchase Agreement dated July 21, 1999 between Igor Kent and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.112 Registration Rights Agreement dated July 21, 1999 between Igor Kent and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.113 Common Stock Purchase Warrant dated July 21, 1999 issued to Igor Kent by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.114 Purchase Agreement dated July 29, 1999 between Southwest Concept Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.115 Registration Rights Agreement dated July 29, 1999 between Southwest Concept Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.116 Common Stock Purchase Warrant dated July 29, 1999 issued to Southwest Concept Inc. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.117 Purchase Agreement dated July 29, 1999 between Clint Norton and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.118 Registration Rights Agreement dated July 29, 1999 between Clint Norton and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.119 Common Stock Purchase Warrant dated July 29, 1999 issued to Clint Norton by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.120 Purchase Agreement dated July 30, 1999 between Europa International, Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.121 Registration Rights Agreement dated July 30, 1999 between Europa International, Inc. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.122 Common Stock Purchase Warrant dated July 30, 1999 issued to Europa International, Inc. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.123 Purchase Agreement dated July 30, 1999 between Valor Capital Management L.P and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.124 Registration Rights Agreement dated July 30, 1999 between Valor Capital Management L.P and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.125 Common Stock Purchase Warrant dated July 30, 1999 issued to Valor Capital Management L.P. by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.126 Purchase Agreement dated July 30, 1999 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.127 Registration Rights Agreement dated July 30, 1999 between Lincoln Trust Company FBO Perry D. Snavely IRA and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.128 Common Stock Purchase Warrant dated July 30, 1999 issued to Lincoln Trust Company FBO Perry D. Snavely IRA by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.129 Common Stock Purchase Warrant dated July 30, 1999 issued to Sterling 2000 Investments by the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.130 Lease/Installment Purchase Agreement dated November 24, 1998 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.131 Amendment No. 1, to the Lease/Installment Purchase Agreement dated November 24, 1999, dated January 7, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.132 Amendment, to Lease/Installment Purchase Agreement dated February 16, 1999 dated January 25, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.133 Lease/Installment Purchase Agreement dated February 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.134 Amendment No. 2, to Lease/Installment Purchase Agreement dated November 24, 1998 and to Lease/Installment Purchase Agreement dated January 7, 1999 dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.135 Agreement dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.136 Purchase, Sale and Service Agreement for Propane/Butane Mix entered into effective as of October 1, 1999 by and between Exxon Company, U.S.A. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.137 Sales/Purchase Agreement of Propane Stream dated October 1, 1999 between PG&E NGL Marketing, L.P. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.138 Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

     10.139 Amendment to the LPG Purchase Agreement dated June 18, 1999 between P.M.I. Trading Ltd. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

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

     10.143 LPG Mix Purchase Contract (DTIR-010-00) dated March 31, 2000 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

     10.144 LPG Mix Purchase Contract (DTIR-011-00) dated March 31, 2000 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

     10.145 Product Sales Agreement dated February 23, 2000 between Koch Hydrocarbon Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

     10.146 First Amendment Line Letter dated May 2000 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

The  following  Exhibits  are  filed  as  part  of  this  report:

     10.147 Promissory Note and Pledge and Security Agreement dated April 11, 2000 between Jerome B. Richter and the Registrant.

     10.148 Promissory Note and Pledge and Security Agreement dated March 25, 2000 between Jorge Bracamontes A. and the Registrant.

     10.149 Promissory Note and Pledge and Security Agreement dated March 26, 2000 between M.I. Garcia Cuesta and the Registrant.

     10.150 Promissory Note and Pledge and Security Agreement dated September 10, 2000 between Ian T. Bothwell and the Registrant.

     10.151 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000 between Jorge Bracamontes and the Company (Translation from Spanish).

     10.152 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000 between Pedro Prado and the Company (Translation from Spanish).

     10.153 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000 between Pedro Prado and Penn Octane International, L.L.C. (Translation from Spanish).

     10.154 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000 between Jorge Bracamontes and the Company (Translation from Spanish).

     10.155 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000 between Juan Jose Navarro Plascencia and the Company (Translation from Spanish).

     10.156 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000 between Juan Jose Navarro Plascencia and Penn Octane International, L.L.C. (Translation from Spanish).

     21.1 Subsidiaries of the Registrant.

     27.1 Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PENN  OCTANE  CORPORATION



                          By:   /s/  Ian  T.  Bothwell
                                ----------------------
                                Ian  T.  Bothwell
                                Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                                November  14,  2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE          TITLE                                  DATE
-----------------------  --------------------------------  -----------------

/s/Jerome B. Richter     Jerome B. Richter                 November 14, 2000
-----------------------
                         Chairman, President and Chief
                          Executive Officer

/s/Jorge R. Bracamontes  Jorge R. Bracamontes              November 14, 2000
-----------------------
                         Executive Vice President,
                          Secretary and Director


/s/Ian T. Bothwell       Ian T. Bothwell                   November 14, 2000
-----------------------
                         Vice President, Treasurer,
                          Assistant Secretary, Chief
                          Financial Officer, Principal
                          Accounting Officer and Director

/s/Jerry L. Lockett      Jerry L. Lockett                  November 14, 2000
-----------------------
                         Vice President and Director

/s/Stewart J. Paperin    Stewart J. Paperin                November 14, 2000
-----------------------
                         Director


/s/Harvey L. Benenson    Harvey L. Benenson                November 14, 2000
-----------------------
                         Director


/s/Charlie Handly        Charlie Handly                    November 14, 2000
-----------------------
                         Director