Form 10-Q
period 2000-10-31
PENN OCTANE CORP
filed 2000-12-13
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from ________ to ________

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

The number of shares of Common Stock, par value $.01 per share, outstanding on December 08, 2000 was 14,391,511.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS

        ITEM                                                            PAGE NO.
        ----                                                            --------

Part I    1.   Financial  Statements

               Report on Review by Independent Certified Public
               Accountants                                                     3

               Consolidated Balance Sheets as of October 31, 2000
               (unaudited) and  July  31,  2000                              4-5

               Consolidated  Statements  of  Operations  for the
               three months ended October 31, 2000 and 1999 (unaudited)        6

               Consolidated  Statements  of  Cash  Flows for the
               three months ended October 31, 2000 and 1999 (unaudited)        7

               Notes to Consolidated Financial Statements (unaudited)       8-23

          2.   Management's Discussion and Analysis of Financial
               Condition and  Results  of  Operations                      24-35

          3.   Quantitative and Qualitative Disclosures About Market Risk     35

Part II   1.   Legal  Proceedings                                             36

          2.   Changes  in  Securities                                        36

          3.   Defaults  Upon  Senior  Securities                             36

          4.   Submission of Matters to a Vote of Security Holders            36

          5.   Other Information                                              36

          6.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                 36-37

          7.   Signatures                                                     38

               Review by Independent Certified Public Accountants


Board  of  Directors  and  Shareholders
Penn  Octane  Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of October 31, 2000, and the related consolidated statements of operations and cash flows for the three month period ended October 31, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated September 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our report letter contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Brownsville,  Texas
December  5,  2000

PART  I
ITEM  1.

                         PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS


                                                                          October 31,
                                                                              2000       July  31,
                                                                          (Unaudited)      2000
                                                                          ------------  -----------
Current Assets

     Cash                                                                 $    551,658  $    25,491

     Trade accounts receivable, less allowance for doubtful accounts of      6,281,243    3,816,685
        $562,950 and $562,950 (note H)

     Notes receivable (note C)                                                 214,355      770,016

     Inventories (note E)                                                   10,889,648    7,323,209

     Prepaid expenses and other current assets                                 296,723      338,187
     Property held for sale (note H)                                         1,908,000    1,908,000
                                                                          ------------  -----------

        Total current assets                                                20,141,627   14,181,588

Property, plant and equipment - net (note D)                                17,589,230   16,756,816

Lease rights (net of accumulated amortization of $581,599 and $570,150)        572,440      583,889

Other non-current assets                                                        21,120       14,870
                                                                          ------------  -----------

             Total assets                                                 $ 38,324,417  $31,537,163
                                                                          ============  ===========


     The accompanying notes and accountant's report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   October 31,
                                                                                       2000          July 31,
                                                                                    (Unaudited)        2000
                                                                                  --------------  --------------
Current Liabilities

     Current maturities of long-term debt (note F)                                $   3,810,863   $   3,859,266

     Short-term debt (note F)                                                         5,415,649       4,980,872

     Revolving line of credit (note H)                                                3,019,597       3,538,394

     LPG trade accounts payable (note H)                                             10,554,979       5,226,958

     Deferred revenues (note M)                                                       1,685,250               -

     Other accounts payable and accrued liabilities                                   3,212,333       2,833,434
                                                                                  --------------  --------------

          Total current liabilities                                                  27,698,671      20,438,924

Long-term debt, less current maturities (note F)                                      1,464,984       1,464,984

Commitments and contingencies (notes G and H)                                                 -               -

Stockholders' Equity (note G)

     Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding at October 31, 2000 and July 31, 2000                   -               -

     Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
     5,000,000 shares authorized; no shares issued and outstanding at October
     31, 2000 and July 31, 2000                                                               -               -

     Common  stock  -  $.01  par  value,  25,000,000  shares  authorized;
     13,686,795 and 13,435,198 shares issued and outstanding at October 31,
     2000 and July 31, 2000                                                             136,868         134,352

     Additional paid-in capital                                                      21,796,224      21,782,638

     Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $516,762 and $496,077 at October
     31, 2000 and July 31, 2000                                                    (  3,761,350)   (  3,263,350)

     Accumulated deficit                                                           (  9,010,980)   (  9,020,385)
                                                                                  --------------  --------------

     Total stockholders' equity                                                       9,160,762       9,633,255
                                                                                  --------------  --------------

               Total liabilities and stockholders' equity                         $  38,324,417   $  31,537,163
                                                                                  ==============  ==============


          The accompanying notes and accountant's report are an integral part of these statements.

                   PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                            Three Months Ended
                                                        --------------------------
                                                        October 31,    October 31,
                                                            2000          1999
                                                        ------------  ------------
Revenues                                                $38,381,119   $15,970,900

Cost of goods sold                                       36,792,694    14,965,012
                                                        ------------  ------------

     Gross profit                                         1,588,425     1,005,888

Selling, general and administrative expenses

     Legal and professional fees                            204,514       165,729

     Salaries and payroll related expenses                  257,473       209,792

     Travel                                                  35,160        58,020

     Other (note K)                                         178,253       133,897
                                                        ------------  ------------

                                                            675,400       567,438
                                                        ------------  ------------

         Operating income                                   913,025       438,450

Other income (expense)

     Interest expense (note F)                           (  806,157)    (  66,027)

     Interest income                                          2,537         3,528

       Settlement of litigation (note H)                 (  100,000)            -
                                                        ------------  ------------

          Income before taxes                                 9,405       375,951

Provision for income taxes                                        -             -
                                                        ------------  ------------

               Net income                               $     9,405   $   375,951
                                                        ============  ============

Net income per common share (note B)                    $      0.00   $      0.03
                                                        ============  ============

Net income per common share assuming dilution (note B)  $      0.00   $      0.02
                                                        ============  ============

Weighted average common shares outstanding               13,583,756    12,476,371
                                                        ============  ============


The accompanying notes and accountant's report are an integral part of these statements.

                     PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                         PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (UNAUDITED)
                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                    October 31,   October 31,
                                                                                      2000           1999
                                                                                   -------------  -----------
Increase (Decrease) In Cash
Cash flows from operating activities:
Net income                                                                          $     9,405   $  375,951
Adjustments to reconcile net income to net cash  provided by operating activities:
     Depreciation and amortization                                                      184,309       58,374
     Amortization of lease rights                                                        11,449       11,449
     Loan discount                                                                      452,027            -
     Other                                                                               63,291            -
Changes in current assets and liabilities:
     Trade accounts receivable                                                     (  2,464,558)  (  870,599)
     Deferred revenues                                                                1,685,250            -
     Inventories                                                                   (  3,566,439)  (  493,076)
     Prepaid and other current assets                                                    41,464        1,465
     LPG trade accounts payable                                                       5,328,021    1,652,778
     Other assets and liabilities, net                                             (      6,250)  (   52,550)
     Other accounts payable and accrued liabilities                                     378,899   (  446,592)
                                                                                   -------------  -----------
     Net cash provided by operating activities                                        2,116,868      237,200
Cash flows from investing activities:
     Capital expenditures                                                          (  1,016,723)  (  409,197)
     Payments on note receivable                                                              -       20,000
                                                                                   -------------  -----------
          Net cash used in investing activities                                    (  1,016,723)  (  389,197)
Cash flows from financing activities:
     Revolving credit facilities                                                   (    518,797)           -
     Costs of registration                                                         (     35,276)           -
     Issuance of common stock                                                            45,748    1,067,200
     Reduction in debt                                                             (     65,653)  (   90,750)
     Preferred stock dividends                                                                -   (   45,370)
                                                                                   -------------  -----------
        Net cash (used in) provided by financing activities                        (    573,978)     931,080
                                                                                   -------------  -----------
            Net increase in cash                                                        526,167      779,083
Cash at beginning of period                                                              25,491    1,032,265
                                                                                   -------------  -----------
Cash at end of period                                                              $    551,658   $1,811,348
                                                                                   =============  ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest (including capitalized interest of $45,000 in 2000)                  $    270,849   $   57,677
                                                                                   =============  ===========
Supplemental disclosures of noncash transactions:
     Common stock and warrants issued  (note G)                                    $    561,290            -
                                                                                   =============  ===========
     Note receivable exchanged for common stock (note C)                           $  ( 555,661)  $        -
                                                                                   =============  ===========


               The accompanying notes and accountant's report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas (CNG) industry. The Company owns and operates a terminal facility in Brownsville, Texas (the Brownsville Terminal Facility) and owns a 50% interest and leases the remaining 50% interest in a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the Matamoros Terminal Facility) and pipelines (the US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The lease of the remaining 50% interest has been capitalized for financial statement reporting purposes. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the Leased Pipeline) which connects Exxon Mobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the ECCPL), which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (see note M). In connection with the Company's lease agreement for the Leased Pipeline, the Company has access to 21,000,000 gallons of storage located in Markham, Texas, as well as potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company is distributed by PMI in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 71% of the Company's total revenues for the three months ended October 31, 2000.

     BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements include the Company and its subsidiaries, PennWilson and Holdings and its subsidiaries (Company). All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of October 31, 2000, the unaudited consolidated statements of operations for the three months ended October 31, 2000 and 1999, and the unaudited consolidated statements of cash flows for the three months ended October 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 2000, the unaudited consolidated results of operations for the three months ended October 31, 2000 and 1999, and the unaudited consolidated cash flows for the three months ended October 31, 2000 and 1999.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION  -  CONTINUED

     Certain reclassifications have been made to prior year balances to conform to the current presentation. All reclassifications have been consistently applied to the periods presented.


NOTE  B  -  INCOME  PER  COMMON  SHARE

     Income per share of common stock is computed on the weighted average number of shares outstanding. During periods in which the Company incurs losses, giving effect to common stock equivalents is not presented as it would be antidilutive.

     The following tables present reconciliations from income per common share to income per common share assuming dilution (see note G for the warrants):

                                                    For the three months ended October 31, 2000
                                                    -------------------------------------------
                                                         Income         Shares      Per-Share
                                                      (Numerator)    (Denominator)    Amount
                                                     --------------  -------------  ----------
       Net income                                    $       9,405               -           -

       Less:  Dividends on preferred stock                       -               -           -
                                                     --------------

       BASIC EPS
       Net income available to common stockholders           9,405      13,583,756  $     0.00
                                                                                    ==========

       EFFECT OF DILUTIVE SECURITIES
       Warrants                                                  -       1,239,425           -
       Convertible Preferred Stock                               -               -           -
                                                     --------------  -------------  ----------

       DILUTED EPS
       Net income available to common stockholders   $       9,405      14,823,181  $     0.00
                                                     ==============  =============  ==========



                                                    For the three months ended October 31, 1999
                                                    -------------------------------------------
                                                         Income         Shares      Per-Share
                                                      (Numerator)    (Denominator)    Amount
                                                     --------------  -------------  ----------
       Net income                                    $     375,951               -           -
       Less:  Dividends on preferred stock                ( 45,370)              -           -
                                                     --------------

       BASIC EPS
       Net income available to common stockholders         330,581      12,476,371  $     0.03
                                                                                    ==========

       EFFECT OF DILUTIVE SECURITIES
       Warrants                                                  -         640,847           -
       Convertible Preferred Stock                               -         166,304           -
                                                     --------------  -------------  ----------
       DILUTED EPS
       Net income available to common stockholders   $     330,581      13,283,522  $     0.02
                                                     ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  SALE  OF  CNG  ASSETS

     On September 10, 2000, the Board of Directors approved the repayment by the Buyer (a related party) of the $900,000 promissory note to the Company (the Buyer was entitled to discounts for early payment of approximately $344,000 as prescribed under the promissory note) through the exchange of 78,373 shares (shares were subsequently canceled) of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction and the promissory note had a net book value of $640,000 at that time. Therefore, the Company recorded a loss of approximately $84,000 as a result of the discount taken by the Buyer. Such amount was included in the consolidated statement of operations at July 31, 2000. The remaining note has a balance of $214,355 and is collateralized by the CNG assets and 60,809 shares of the Company's common stock owned by the Buyer.


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following (see notes F, H and I):

                                                           October 31,       July 31,
                                                              2000            2000
                                                         --------------  --------------
LPG:
    Brownsville Terminal Facility:
       Building                                          $     173,500   $     173,500
       Terminal facilities                                   3,426,440       3,426,440
       Tank Farm                                               370,855         370,845
       Leasehold improvements                                  291,409         291,409
       Capital construction in progress                      1,840,941       1,295,825
       Equipment                                               476,203         393,462
                                                         --------------  --------------
                                                             6,579,348       5,951,481
                                                         --------------  --------------

    US - Mexico Pipelines and Matamoros Terminal
    Facility:
        Purchase of 50% interest in the Lease Agreements
        Capitalized leases                                   3,000,000       3,000,000
        Other costs paid by the Company                      6,400,000       6,400,000
                                                             3,046,757       2,674,716
                                                         --------------  --------------
                                                            12,446,757      12,074,716
                                                         --------------  --------------
    Saltillo Terminal Facility
                                                               799,309         785,699
                                                         --------------  --------------
Other:
    Automobile
    Office equipment                                            10,800          10,800
                                                                42,820          39,615
                                                         --------------  --------------
                                                                53,620          50,415
                                                         --------------  --------------

    Less:  accumulated depreciation and amortization,       19,879,034      18,862,311
       including amounts related to the capital lease of
       282,839 and $157, 489 during the three months ended
       October 31, 2000 and the year ended July 31, 2000,
       respectively.                                      (  2,289,804)   (  2,105,495)
                                                         --------------  --------------

                                                         $  17,589,230   $  16,756,816
                                                         ==============  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories  consist  of  the  following:

                                         October 31, 2000          July 31, 2000
                                         ----------------          -------------
                                        Gallons      Cost        Gallons      Cost
                                      ----------  -----------  ----------  ----------
LPG:
   Leased Pipeline and US-Mexico
      Pipelines                        1,688,778  $ 1,056,980   1,361,850  $  736,485
   Storage:
      Brownsville Terminal Facility,
         Matamoros Terminal  Facility
         and railcars leased by the
         Company                         907,392      567,922   1,037,290     560,964
   Markham and other                  15,327,693    9,264,746  11,176,125   6,025,760
                                      ----------  -----------  ----------  ----------

                                      17,923,863  $10,889,648  13,575,265  $7,323,209
                                      ==========  ===========  ==========  ==========


NOTE  F  -  DEBT  OBLIGATIONS
-----------------------------

     SHORT-TERM DEBT - ISSUANCE OF NOTES
     -----------------------------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (Notes) due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000. Interest at 9% is due on June 15, 2000, and December 15, 2000 (or the maturity date, if earlier). In connection with the Notes, the Company granted the holders of the Notes warrants (Warrants) to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants on or before July 15, 2000, subject to certain conditions (see note G).

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility (see notes D and I) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's owned interest (50%) in the US - Mexico Pipelines and the Matamoros Terminal Facility. RZB (see note H) has consented to subordinate its senior interest in these assets in connection with the Notes.

     Upon the issuance of the Notes, the Company recorded a discount of $1,675,598 related to the fair value of the Warrants issued and other costs, to be amortized over the life of the Notes. The amount of discount amortized during three months ended October 31, 2000 was $452,027.

     LONG-TERM  DEBT
     ---------------

     The Company began utilizing the US-Mexico Pipelines and the Matamoros Terminal Facility during April 2000. The amounts related to the Settlement discussed in note H have been recorded in the accompanying consolidated financial statements as property, plant and equipment and capital lease obligations.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

     LONG-TERM  DEBT-  Continued
     ---------------

     Long-term debt consists of the following:
                                                                                          October 31,    July 31,
                                                                                              2000         2000
                                                                                          ------------  ----------
     Capitalized lease obligations in connection with the US - Mexico Pipelines and the   $  5,070,500  $5,070,500
     Matamoros Terminal Facility (see notes D and I).

     Contract for Bill of Sale which was extended in April 1999; due in monthly                  5,347      14,347
     payments of $3,000, including interest at 10%; due in February 2001; collateralized by a building.

     Noninterest-bearing note payable, discounted at 7%, for legal services; due in            200,000     202,750
     monthly installments of $20,000 through January 2001; final payment of $110,000 due in February 2001.


     Other long-term debt.                                                                           -      36,653
                                                                                          ------------  ----------
                                                                                             5,275,847   5,324,250

     Current maturities.                                                                     3,810,863   3,859,266
                                                                                          ------------  ----------

                                                                                          $  1,464,984  $1,464,984
                                                                                          ============  ==========


     In connection with the notes payable for legal services, the Company agreed to provide a "Stipulation of Judgment" to the creditor in the event that the Company defaults under the settlement agreements.


NOTE  G  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares of common stock of the Company, respectively, in connection with the settlement of litigation.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 200,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $602,500.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK-  CONTINUED
     -------------

     In November 2000, the Company issued 4,716 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $23,583.

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The holder of the note is liable with full recourse to the Company and has provided 500,000 shares of common stock of the Company as collateral.

     REGISTRATION  RIGHTS
     --------------------

     In connection with the issuance of shares and warrants by the Company (Shares), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (Registrable Securities). The Company was obligated to register the Registrable Securities even though the Registrable Securities may have been tradable under Rule 144. The registration rights agreements generally did not contain provisions for damages if the Registration was not completed, except for certain Shares required to be registered on December 1, 1999, whereby the Company was required to pay a penalty of $80,000 in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. In connection with the requirement, the Company issued 11,977 shares of its common stock. On July 14, 2000, the Company filed a registration statement which included the Shares. The registration statement was subsequently declared effective on October 6, 2000.

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of Common Stock, of which 118,186 shares were unissued as of October 31, 2000, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In August 2000, the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

     STOCK  WARRANTS
     ---------------

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     Board  Compensation  Plan
     -------------------------

     The Board of Directors (Board) granted warrants to purchase 10,000 shares of common stock at an exercise price of $6.94 per share to those outside directors previously elected and serving on the Board at August 1,

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     Board  Compensation  Plan-  Continued
     -------------------------

     2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock, at an exercise of $6.69 per share, with the vesting period to commence on August 7, 2000. The exercise prices per share of the warrants issued were equal to or greater than the quoted market prices per share at the measurement dates. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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


     Other
     -----

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 70,000 shares of common stock at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants were accounted for under the provisions of SFAS 123 and the resulting expense is being amortized over the vesting period.

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


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION

     On October 12, 1999, a Demand for Arbitration (Arbitration) of $780,767 (subsequently amended to $972,515) was filed by A.E. Schmidt Environmental (Schmidt) against Amwest Surety Insurance Company (Amwest), PennWilson and Penn Octane Corporation on a performance bond pursuant to a CNG contract. The Company filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration pursuant to an alter ego theory. During April 2000, the court denied Schmidt's petition to compel Penn Octane Corporation to participate in the Arbitration. PennWilson had countersued Schmidt in connection with overruns under the CNG contract. In November 2000, the litigation was settled in mediation whereby PennWilson agreed to pay Schmidt $100,000 and Amwest agreed to pay Schmidt $350,000. PennWilson and Penn Octane Corporation both gave and received mutual general releases with exception only for unknown latent deficiencies as defined in California Civil Procedure Code
     Section 337.15 and third party indemnity claims for injury, death or property damage.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION - CONTINUED

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. (Cowboy), CPSC International, Inc. (CPSC) and the Company (collectively referred to as the Defendants) alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines (see note I) and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000, which was paid during April 2000, and debt in the amount of $1,908,000. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due during April 2003. The liability of $1,908,000 is included in capital lease obligations (see note F).

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

     On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company against the use of the US-Mexico Pipelines and escrow of all income related to use of the US-Mexico Pipelines, (ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the avoidance of the Addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreements (see note I) and the September 1999 Agreements.

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

     On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August, 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The settlement is subject to completion of the settlement documents.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (Settlement) whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with the Lease Agreements for cash, two promissory notes, transfer of the property owned by the Company purchased on March 20, 2000, referred to above, and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. The promissory notes are for $900,000 and $1,462,500 and both bear interest at 9%. Principal and interest are payable monthly with the notes due in three years. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documentation as provided for in the Settlement. During November 2000, the parties negotiated a settlement of all disputes and have submitted a settlement agreement to the Court for approval which has yet to be received. The accompanying unaudited consolidated financial statements have been adjusted to reflect the Settlement. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

     As a result of the aforementioned, the Company may incur additional costs to complete the US - Mexico Pipelines and Matamoros Terminal Facility, which amount cannot presently be determined.

     In addition, there is no certainty that the Company will (i) acquire the remaining 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility, (ii) continue to utilize the US - Mexico Pipelines and Matamoros Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US - Mexico Pipelines and Matamoros Terminal Facility (see note D).

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of October 31, 2000, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes F and I).

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

     As of October 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $15,133,126 of which $10,554,979 was being used to secure unpaid purchases. In addition, as of October 31, 2000, the Company had borrowed $3,019,597 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at October 31, 2000, the Company had unpaid invoices due from PMI totaling $6,185,565, cash balances maintained in the RZB Credit Facility collateral account of $385,361 and inventory held in storage of $9,264,746 (see note E).


NOTE  I  -  CAPITAL  LEASE

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

     On July 2,  1998,  Penn  Octane  de  Mexico,  S.A.  de C.V.  (PennMex),  an
     affiliated company (see note K), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) [collectively, the US Pipelines and the Mexican Pipeline are referred to as the US - Mexico Pipelines] from El Sabino (at the point North of the Rio Bravo) to a terminal facility in the City of Matamoros, State of Tamaulipas, Mexico (Matamoros Terminal Facility).

     In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (Lease Agreements), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rental payments of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility were physically capable of transporting and receiving LPG in accordance with technical specifications required (Substantial Completion Date). In addition, the Company agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB (Liens), which Liens would require consent of RZB, and provide CPSC with a letter of credit of approximately $1,000,000. The Company also had the option to purchase the US - Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the design, construction and maintenance of the US - Mexico Pipelines and Matamoros Terminal Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  CAPITAL  LEASE  -  CONTINUED

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of October 31, 2000, the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The Settlement would provide for 100% ownership of the US-Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes D, F, H and K).

     With the completion of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company has established a pipeline infrastructure that allows it to transport LPG from the United States to Mexico.

     The Company or its Mexican affiliates own, lease, or are in the process of obtaining the land or rights of way used in the construction of the U.S.-Mexico Pipelines, and own the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility.


NOTE  J  -  UPGRADES

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline and make the Leased Pipeline bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360,000,000 gallons per year. The total estimated cost to complete the project is approximately $2,000,000 of which approximately $1,600,000 has been incurred through October 31, 2000.

     The Company has employed a firm to provide the engineering for the design, installation and construction of pipelines which will connect the
     Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2,000,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  MEXICAN  OPERATIONS

     Termatsal, S.A. de C.V. (Termatsal) has completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal Facility) for an estimated cost of $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Saltillo Terminal Facility will begin operations upon final approval from local government authorities.

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

     PennMex, Tergas and Termatsal are Mexican companies, which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company (Bracamontes) and the balance by other Mexican citizens (Minority Shareholders). Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution).

     During November 2000, the Company, Bracamontes and the Minority Shareholders entered into agreements whereby the Company may acquire up to 100% of the outstanding shares of PennMex and Termatsal for a nominal amount subject to, among other things, the Settlement. Because the Company participates in one of the defined LPG activities, Tergas is providing services to the Company at the Matamoros Terminal Facility and the Saltillo Terminal Facility.

     In connection with the construction of the Mexican Pipeline and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal.

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or are in the process of obtaining the land or rights of way used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see note D). The portion of funds which were advanced by the Company (totaling $3,800,000 at October 31, 2000) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company is committed to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the three months ended October 31, 2000 and 1999, the Company paid PennMex, Tergas or Termatsal $140,000 and $61,000, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  MEXICAN  OPERATIONS  -  Continued

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


NOTE  L  -  REALIZATION  OF  ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. The Company presently lacks sufficient cash to pay the principal amounts of the Notes due on December
     15, 2000. The Company is currently negotiating with the holders of the Notes to renew or extend the due date and is also pursuing other financing alternatives. The failure of the Company to pay, renew or extend the Notes may cause an event of default under the Notes (see note F). In addition, the Company entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note M). Although the Company has entered into the Settlement (see note H), significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to obtain additional financing, renew or extend the Notes referred to in the preceding paragraph, raise additional equity capital, complete the transactions related to the US-Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


NOTE  M  -  CONTRACTS

     LPG  BUSINESS  -  SALES  AGREEMENT

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

     The New Agreement, as amended, represents an increase of 130% over annual minimum contract volumes under the previous sales agreement with PMI for the period from April 1, 1999 through March 31, 2000. Actual sales volumes to PMI during the period from April 1, 1999 through March 31, 2000 exceeded the minimum contractual volumes by 95%. Under the terms of the New Agreement, sales prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the previous sales agreements with PMI depending on the final delivery point of the LPG. Sales to PMI totaled approximately $27,200,000 for the three months ended October 31, 2000, representing approximately 71% of total revenues for the period.

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US-Mexico Pipelines,
     (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US-Mexico Pipelines. During October 2000, approximately 78% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of October 31, 2000, the Saltillo Terminal Facility had not commenced operations.

     As part of the volume requirements under the New Agreement, the Company has committed to sell to PMI 3,150,000 gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during December 2000 and February 2001. A portion of the sales price of $1,685,250 has been received by PMI as of October 31, 2000 and is included in the unaudited consolidated balance sheet as deferred revenue.

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


NOTE  M  -  CONTRACTS  -  Continued

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

     In September 1999, the Company and PG&E entered into a three year supply agreement (PG&E Supply Agreement) whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons of propane (PG&E Supply) beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, to the ECCPL (after PG&E completes construction of an interconnection) and blended to the proper specifications as outlined under the New Agreement.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL.

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

     During March 2000, the Company and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix, beginning April 1, 2000. The purchase price is indexed to variable posted prices.

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


NOTE  M  -  CONTRACTS  -  Continued

     LPG SUPPLY AGREEMENTS - Continued

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

FORWARD-LOOKING  STATEMENTS

     Statements in this report regarding future events or conditions are forward-looking statements. Actual results, performance or achievements could differ materially due to, among other things, factors discussed in this report and in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. These forward-looking statements include, but are not limited to, statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the completion and operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility, other upgrades to our facilities, foreign ownership of LPG operations, short term obligations and credit arrangements, outcome of litigation, and other statements regarding matters that are not historical facts, and involves predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG and, from 1997 to March 1999, the provision of equipment and services to the CNG industry. Since operations commenced, the Company has bought and sold LPG for distribution into northeast Mexico and the United States Rio Grande Valley.

     During the three months ended October 31, 2000, the Company derived 71.0% of its revenues from sales of LPG to PMI, its primary customer.

     The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with its customers and suppliers, the buying and selling prices of LPG are based on similarly indexed variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance. Mismatches in volumes of LPG purchased from suppliers and volumes sold to PMI or others could result in gains during periods of rising LPG prices or losses during periods of declining LPG prices as a result of holding inventories.

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales prices of LPG for the three months ended October 31, 2000 and 1999.

                                        Three Months Ended October 31,
                                         -----------------------------
                                         2000                     1999
                                         ----                     ----

Volume Sold

      LPG (millions of gallons) - PMI     40.0                    33.8
      LPG (millions of gallons) - Other   20.1                       -
                                         -----                   -----
                                          60.1                    33.8

Average sales price

      LPG (per gallon) - PMI             $0.68                   $0.47
      LPG (per gallon) - Other            0.56                       -



RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1999

     Revenues. Revenues for the three months ended October 31, 2000, were $38.4 million compared with $16.0 million for the three months ended October 31,1999, an increase of $22.4 million or 140.3%. Of this increase, $4.2 million was attributable to increased volumes of LPG sold to PMI in the three months ended October 31, 2000, $7.0 million was attributable to increased average sales prices of LPG sold to PMI in the three months ended October 31, 2000 and $11.2 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances.

     Cost of goods sold. Cost of sales for the three months ended October 31, 2000, was $36.8 million compared with $15.0 million for the three months ended October 31, 1999, an increase of $21.8 million or 145.9%. Of this increase, $3.7 million was attributable to increased volumes of LPG purchased for sales to PMI in the three months ended October 31, 2000, $5.9 million (net of approximately $924,000 of lower priced LPG sold to PMI during the three months ended October 31, 2000 from the Company's inventory balances held at July 31,
2000) was attributable to increased average sales prices of LPG purchased for sales to PMI in the three months ended October 31, 2000, $11.5 million was attributable to sales of LPG to customers other than PMI in connection with the Company's desire to reduce outstanding inventory balances during the three months ended October 31, 2000 and $634,089 was attributable to increased operating costs associated with LPG during the three months ended October 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $675,400 for the three months ended October 31, 2000 compared with $567,438 for the three months ended October 31, 1999, an increase of $107,962 or 19.0%. This increase was primarily attributable to additional professional fees and payroll related expenses incurred during the three months ended October 31, 2000.

     Other income (expense). Other income (expense) was $(903,620) for the three months ended October 31, 2000 compared with $(62,499) for the three months ended October 31, 1999, a change of $841,121. The change in other income
(expense) was due primarily to increased interest costs and amortization of discounts of $740,000 associated with the issuance of debt and an increase of $100,000 related to the settlement of litigation, which was recorded during the three months ended October 31, 2000.

     Income tax. Due to the availability of net operating loss carryforwards ($5.6 million and $8.0 million at July 31, 2000 and July 31, 1999, respectively), the Company did not incur any additional income tax expense during the three months ended October 31, 2000 and 1999. The ability to use such net operating loss carryforwards, which expire in the years 2010 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of prior alternative minimum taxes paid.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations, and has had a deficit in working capital. The Company presently lacks sufficient cash to pay the principal amounts of the Notes due on December 15, 2000. The Company is currently negotiating with the holders of the Notes to renew or extend the due date and is also pursuing other financing alternatives. The failure of the Company to pay, renew or extend the Notes may cause an event of default under the Notes. In addition, the Company is involved in litigation, the outcome of which cannot be determined at the present time. Although the Company has entered into the Settlement, significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility (see note H to the unaudited consolidated financial statements). The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the three months ended October 31, 2000 and 1999. All information is in thousands.

                                                             Three Months Ended
                                                             ------------------
                                                        October 31,       October 31
                                                           2000             1999
                                                     -----------------  ---------------
Net cash provided by operating activities . . . . .  $          2,117   $          237
Net cash used in investing activities . . . . . . .   (         1,017)   (         389)
Net cash (used in) provided by financing activities   (           574)             931
                                                     -----------------  ---------------
Net increase in cash. . . . . . . . . . . . . . . .  $            526   $          779
                                                     =================  ===============

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

     The New Agreement, as amended, represents an increase of 130% over annual minimum contract volumes under the previous sales agreement with PMI for the period from April 1, 1999 through March 31, 2000. Actual sales volumes to PMI during the period from April 1, 1999 through March 31, 2000, exceeded the minimum contractual volumes by 95%. Under the terms of the New Agreement, sales prices are indexed to variable posted prices. The New Agreement also provides for higher fixed margins above the variable posted prices over the previous sales agreements with PMI depending on the final delivery point of the LPG. Sales to PMI totaled approximately $27.2 million for the three months ended October 31, 2000, representing approximately 71.0% of total revenues for the period.

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines, (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales price received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US - Mexico Pipelines. During October 2000, approximately 78% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of October 31, 2000, the Saltillo Terminal Facility had not commenced operations.

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

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, the ECCPL (after PG&E completes construction of an interconnection), and blended to the proper specifications as outlined under the New Agreement.

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

     Present Pipeline capacity is approximately 250 million gallons per year. During the three months ended October 31, 2000, the Company sold approximately 40 million gallons of LPG, substantially all of which flowed through the Leased Pipeline. The Company can increase the Leased Pipeline's capacity through the installation of additional pumping equipment (see "Upgrades" below).

     Upgrades. The Company has already contracted and intends to further contract in the near future for design, construction and installation of several projects which, when completed, will increase its current pipeline and storage capacity, enhance its existing pipeline and terminal facilities or expand its ability to accept or deliver LPG supply (the "Upgrades").

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline and make the Leased Pipeline bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360 million gallons per year. The total estimated cost to complete the project is approximately $2.0 million of which approximately $1.6 million has been incurred through October 31, 2000.

     The Company has employed a firm to provide the engineering for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2.0 million.

     Lease Agreements. In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC
International, Inc. ("CPSC") entered into two separate Lease / Installation Purchase Agreements, as amended, ("the Lease Agreements"), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rentals of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility are physically capable of transporting and receiving LPG in accordance with technical specifications required (the "Substantial Completion Date"). In addition, the Company agreed to provide a lien on certain assets, leases and contracts which are currently pledged to RZB (Liens), which Liens would require the consent of RZB, and provide CPSC with a letter of credit of approximately $1.0 million. The Company also had the option to purchase the US - Mexico Pipelines and Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5.0 million and $100,000, respectively. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the construction and maintenance of the US - Mexico Pipeline and Matamoros Terminal Facility.

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of July 31, 2000 the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The Settlement would provide for 100% ownership of the US - Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US - Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes D, F, H and K to the unaudited consolidated financial statements).

     FOREIGN OWNERSHIP OF LPG OPERATIONS. PennMex, Tergas and Termatsal are Mexican companies, which are owned 90%, 90% and 98%, respectively, by Jorge R. Bracamontes, an officer and director of the Company ("Bracamontes") and the balance by other Mexican citizens ("Minority Shareholders"). Under current Mexican law (see "Deregulation of the LPG Market in Mexico" below), foreign ownership of Mexican entities involved in the distribution of LPG or operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution).

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

     In connection with the construction of the Mexican Pipeline and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal.

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or intend to obtain the land or rights of way used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see notes D and K to the unaudited consolidated financial statements). The portion of funds which were advanced by the Company (totaling $3.8 million at October 31, 2000) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company intends to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the three months ended October 31, 2000, the Company paid PennMex, Tergas or Termatsal $140,000 for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

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

     Pursuant to the New Agreement, upon Deregulation of the LPG market by the Mexican government, the Company will have the right to renegotiate the New Agreement. Depending on the outcome of any such renegotiations, the Company expects to either (i) enter into contracts directly with independent Mexican LPG distributors located in the northeast region of Mexico, or (ii) modify the terms of the New Agreement to account for the effects of Deregulation.

     Currently the Company sells LPG to PMI at its Brownsville Terminal Facility or at the United States-Mexico border for LPG product destined for the Matamoros Terminal Facility or the Saltillo Terminal Facility. Upon Deregulation, the Company intends to sell to independent Mexican LPG distributors as well as to PMI at its Brownsville Terminal Facility or at the United States-Mexico border.

     Credit Arrangements. As of October 31, 2000, the Company has a $20.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

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

     As of October 31, 2000, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $15.1 million of which $10.6 million was being used to secure unpaid purchases. In addition, as of October 31, 2000, the Company had borrowed $3.0 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at October 31, 2000, the Company had unpaid invoices due from PMI totaling $6.2 million, cash balances maintained in the RZB Credit Facility collateral account of $385,361 and inventory held in storage of $9.3 million (see note E to the unaudited consolidated financial statements).

     Private Placements and Other Transactions. From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million. Interest at 9% is due on June 15, 2000, and December 15, 2000, (or the maturity date, if earlier). In connection with the Notes, the Company granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002. The Company was also required to register the shares issuable in connection with exercise of the Warrants on July 15, 2000, subject to certain conditions (see note G to the unaudited consolidated financial statements).

     Net proceeds from the Notes were used for the purchase of the 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility (see notes D, F and I to the unaudited consolidated financial statements) and for working capital purposes.

     Under the terms of the Notes, the Company has agreed to pledge the Company's owned interest (50%) in the US - Mexico Pipelines and the Matamoros Terminal Facility. RZB has consented to subordinate its senior interest in these assets in connection with the Notes.

     The Company presently lacks sufficient cash to pay the principal amounts of the Notes due on December 15, 2000. The Company is currently negotiating with the holders of the Notes to renew or extend the due date. In addition, the Company is pursuing other financing alternatives. The failure of the Company to pay, renew or extend the Notes may cause an event of default under the Notes.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares of common stock of the Company, respectively, in connection with the settlement of litigation.

     In August 2000 the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending October 31, 2000. Interest on the promissory note will be recorded when the cash is received.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 200,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $602,500.

     In November 2000, the Company issued 4,716 shares of common stock to a consultant in payment for services rendered to the Company valued at $23,583.

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The holder of the note is liable with full recourse to the Company and has provided 500,000 shares of common stock of the Company as collateral.

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

     In connection with the issuance of shares and warrants by the Company (the "Shares"), the Company has on numerous instances granted registration rights to the holders of the Shares, including those shares which result from the exercise of warrants (the "Registrable Securities"). The Company was obligated to register the Registrable Securities even though the Registrable Securities have been tradable under Rule 144. The registration rights agreements generally did not contain provisions for damages if the Registration was not completed, except for certain Shares required to be registered on December 1, 1999, whereby the Company was required to pay a penalty of $80,000 in cash and/or common stock of the Company based on the then current trading price of the common stock of the Company. In connection with the requirements, the Company issued 11,977 shares of its common stock. On July 14, 2000, the Company filed a registration statement which included the Shares. The registration statement was subsequently declared effective on October 6, 2000.

     Settlement of Litigation. On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy"), CPSC International, Inc. ("CPSC") and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10% per annum, payable monthly in minimum installments of $15,000 with a balloon payment due during April 2003. The liability of $1.9 million is included in capital lease obligations (see note F to the unaudited consolidated financial statements).

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

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with the Lease Agreements for cash, two promissory notes, transfer of the property owned by the Company purchased on March 20, 2000, referred to above, and warrants to acquire common stock of the Company together with a release of all claims and proceeding between them. The promissory notes are for $900,000 and $1,462,500 and both bear interest at 9%. Principal and interest are payable monthly with the notes due in three years. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documents as provided for in the Settlement Agreement. During November 2000, the parties negotiated a settlement of all disputes and have submitted a settlement agreement to the Court for approval which as yet to be received. The accompanying consolidated financial statements have been adjusted to reflect the Settlement. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

     As a result of the aforementioned, the Company may incur additional costs to complete the US - Mexico Pipelines and Matamoros Terminal Facility, the amount of which cannot presently be determined.

     In addition, there is no certainty that the Company will (i) acquire the remaining 50% interest in the US - Mexico Pipelines and Matamoros Terminal Facility, (ii) continue to utilize the US - Mexico Pipelines and Matamoros Terminal Facility or (iii) realize its recorded investment in the Lease Agreements or in the US - Mexico Pipelines and Matamoros Terminal Facility (see note D to the unaudited consolidated financial statements).

      In November, 2000 the Amwest litigation was settled in mediation whereby PennWilson agreed to pay Schmidt $100,000 and Amwest agreed to pay Schmidt $350,000. PennWilson and Penn Octane Corporation both gave and received mutual general releases with exception only for unknown latent deficiencies as defined in California Civil Procedure Code Section 337.15 and third party indemnity claims for injury, death or property damage (see note H to the unaudited consolidated financial statements).

     Other Litigation. The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. The Company presently lacks sufficient cash to pay the principal amounts of the Notes due on December 15, 2000. The Company is currently negotiating with the holders of the Notes to renew or extend the due date and is also pursuing other financing alternatives. The failure of the Company to pay, renew or extend the Notes may cause an event of default under the Notes (see note F to the unaudited consolidated financial statements). In addition, the Company entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note M to the unaudited consolidated financial statements)). Although the Company has entered into the Settlement (see note H to the unaudited consolidated financial statements)), significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility. As discussed in note A to the unaudited consolidated financial statements, the Company has historically depended heavily on sales to one major customer.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheet is dependent upon the Company's ability to obtain additional financing, renew or extend the Notes referred to in the preceding paragraph and to raise additional equity capital, complete the transactions related to the US-Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     If the cost of the 3.2 million gallons of propane increases by 25% from the cost of propane at October 31, 2000 during the period from December 31, 2000 through February 2001, the Company would realize a loss of approximately
$480,000  upon  the  sale  of  the  propane  based  on  this  commitment.

PART  II

ITEM  1.  LEGAL  PROCEEDINGS

          See Note H to the unaudited consolidated financial statements and Note M to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          See Note G to the unaudited consolidated financial statements and Note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 for information concerning certain sales of Securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

          None

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a. Exhibits and Financial Statement Schedules

     THE  FOLLOWING  EXHIBITS  ARE  INCORPORATED  HEREIN  BY  REFERENCE:

   Exhibit  No.
   ------------

   10.150 Promissory Note and Pledge and Security Agreement dated September 10, 2000, between Ian Bothwell and the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.151 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.152 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.153 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.154 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.155 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.156 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and Penn Octane International, L.L.C. (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   The following Exhibits are filed as part of this report:

   10.157 Promissory Note and Pledge and Security Agreement dated November 30, 2000, between Western Wood Equipment Corporation and the Registrant.

   27.1   Financial Data Schedule.

   b.   Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 PENN  OCTANE  CORPORATION



December 12, 2000                  By:  /s/  Ian  T.  Bothwell
                                        ---------------------------------------
                                        Ian  T.  Bothwell
                                        Vice President, Treasurer, Assistant
                                          Secretary, Chief Financial Officer