Form 10-Q
period 2001-01-31
PENN OCTANE CORP
filed 2001-03-21
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]       For  the  quarterly  period  ended January 31, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from __________ to __________

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on March 5, 2001 was 14,412,011.

                                   PENN OCTANE CORPORATION
                                      TABLE OF CONTENTS


          ITEM                                                                  PAGE NO.
          ----                                                                  --------
Part I    1.  Financial Statements

              Report on Review by Independent Certified Public Accountants             3

              Consolidated Balance Sheets as of January 31, 2001 (unaudited)         4-5
              and July 31, 2000

              Consolidated Statements of Operations for the three months
              and six months ended January 31, 2001 and 2000 (unaudited)               6

              Consolidated Statements of Cash Flows for the six months
              ended January 31, 2001 and 2000 (unaudited)                              7

              Notes to Consolidated Financial Statements (unaudited)                8-26

          2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            27-39

          3.  Quantitative and Qualitative Disclosures About Market Risk              39

Part II   1.  Legal Proceedings                                                       40

          2.  Changes in Securities and Use of Proceeds                               40

          3.  Defaults Upon Senior Securities                                         40

          4.  Submission of Matters to a Vote of Security Holders                     40

          5.  Other Information                                                       40

          6.  Exhibits and Reports on Form 8-K                                     40-41

          7.  Signatures                                                              42

               Review by Independent Certified Public Accountants


Board  of  Directors  and  Shareholders
Penn  Octane  Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of January 31, 2001, and the related consolidated statements of operations for the three months and six months ended January 31, 2001 and the consolidated statement of cash flows for the six months ended January 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated September 29, 2000, we expressed an unqualified
opinion  on  those  consolidated  financial  statements.   Our  report  letter
contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     /s/  BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 9, 2001

PART  I
ITEM  1.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                          January 31,
                                                                              2001       July 31,
                                                                          (Unaudited)      2000
                                                                          ------------  -----------
Current Assets

     Cash                                                                 $  1,427,872  $    25,491
     Trade accounts receivable, less allowance for doubtful accounts of
      $562,950 and $562,950 (note H)                                         7,186,835    3,816,685
     Notes receivable (note C and G)                                           428,697      770,016
     Inventories (note E)                                                    8,423,797    7,323,209
     Prepaid expenses and other current assets                                 643,948      338,187
     Property held for sale (note H)                                         1,908,000    1,908,000
                                                                          ------------  -----------
       Total current assets                                                 20,019,149   14,181,588
Property, plant and equipment - net (note D)                                17,741,897   16,756,816
Lease rights (net of accumulated amortization of $593,048 and $570,150)        560,991      583,889
Other non-current assets (note H)                                               21,121       14,870
                                                                          ------------  -----------
            Total assets                                                  $ 38,343,158  $31,537,163
                                                                          ============  ===========


   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      January 31,
                                                                                         2001           July 31,
                                                                                      (Unaudited)         2000
                                                                                    ---------------  --------------
Current Liabilities

     Current maturities of long-term debt (note F)                                  $    3,780,516   $   3,859,266
     Short-term debt (note F)                                                            4,709,025       4,980,872
     Revolving line of credit (note H)                                                     994,857       3,538,394
     LPG trade accounts payable (note H)                                                12,822,985       5,226,958
     Deferred revenues (note M)                                                            561,750               -
     Other accounts payable and accrued liabilities                                      2,945,108       2,833,434
                                                                                    ---------------  --------------
       Total current liabilities                                                        25,814,241      20,438,924

Long-term debt, less current maturities (note F)                                         1,464,984       1,464,984

Commitments and contingencies (notes G, H and M)                                                 -               -

Stockholders' Equity (note G)

     Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding at January 31, 2001 and July 31, 2000                      -               -

     Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
     5,000,000 shares authorized; no shares issued and outstanding at January 31,
     2001 and July 31, 2000                                                                      -               -

     Common stock - $.01 par value, 25,000,000 shares authorized;
     14,408,011 and 13,435,198 shares issued and outstanding at January 31,
     2001 and July 31, 2000                                                                144,079         134,352

     Additional paid-in capital                                                         25,498,213      21,782,638

     Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $549,891 and $496,077 at January
      31, 2001 and July 31, 2000                                                      (  3,761,350)   (  3,263,350)

     Accumulated deficit                                                             (  10,817,009)   (  9,020,385)
                                                                                    ---------------  --------------

     Total stockholders' equity                                                         11,063,933       9,633,255
                                                                                    ---------------  --------------

               Total liabilities and stockholders' equity                           $   38,343,158   $  31,537,163
                                                                                    ===============  ==============


   The accompanying notes and accountants' report are an integral part of these statements.

                                     PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)


                                                                      Three Months Ended          Six Months Ended
                                                               ----------------------------  --------------------------
                                                                January 31,    January 31,    January 31,   January 31,
                                                                   2001           2000           2001          2000
                                                               -------------  -------------  ------------  ------------
Revenues                                                       $ 47,637,301   $ 19,006,831   $86,018,420   $34,977,731
Cost of goods sold (note E)                                      47,592,280     17,823,068    84,384,974    32,788,080
                                                               -------------  -------------  ------------  ------------
     Gross profit                                                    45,021      1,183,763     1,633,446     2,189,651

Selling, general and administrative expenses
     Legal and professional fees                                    445,419        456,321       649,933       622,050
     Salaries and payroll related expenses                          318,508        335,315       575,981       545,107
     Travel                                                          65,293         29,963       100,453        87,983
     Other (note K)                                                 172,778        190,400       351,031       324,297
                                                               -------------  -------------  ------------  ------------
                                                                  1,001,998      1,011,999     1,677,398     1,579,437
                                                               -------------  -------------  ------------  ------------
         Operating income (loss)                                   (956,977)       171,764       (43,952)      610,214

Other income (expense)
     Interest expense (note F)                                     (854,633)      (237,970)   (1,660,790)   (  303,997)
     Interest income                                                 19,754          2,858        22,291         6,386
     Settlement of litigation (note H)                              (14,173)             -      (114,173)            -
     Award from litigation, net                                           -      3,036,638             -     3,036,638
                                                               -------------  -------------  ------------  ------------
          Income (loss) before taxes                             (1,806,029)     2,973,290    (1,796,624)    3,349,241
Provision for income taxes                                                -         70,000             -        70,000
                                                               -------------  -------------  ------------  ------------
               Net income (loss)                               $ (1,806,029)  $  2,903,290   $(1,796,624)  $ 3,279,241
                                                               =============  =============  ============  ============

Net income (loss) per common share (note B)                    $      (0.13)  $       0.23   $     (0.13)  $      0.25
                                                               =============  =============  ============  ============
Net income (loss) per common share assuming dilution (note B)  $      (0.13)  $       0.21   $     (0.13)  $      0.24
                                                               =============  =============  ============  ============
Weighted average common shares outstanding                       14,188,936     12,894,078    13,886,346    12,685,225
                                                               =============  =============  ============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            Six  Months  Ended
                                                                       ----------------------------
                                                                        January 31,    January 31,
                                                                           2001           2000
                                                                       -------------  -------------
Increase (Decrease) In Cash
Cash flows from operating activities:
Net income  (loss)                                                     $ (1,796,624)  $  3,279,241
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                          371,190        116,054
     Amortization of lease rights                                            22,898         22,898
     Writedown of inventory to LOCM                                       2,337,124              -
     Amortization of loan discount                                          896,037        119,729
     Award from litigation                                                        -     (3,036,638)
     Other                                                                  139,148              -
Changes in current assets and liabilities:
     Trade accounts receivable                                           (3,370,151)    (3,102,884)
     Deferred revenues                                                      561,750              -
     Inventories                                                         (3,437,712)    (4,188,813)
     Prepaid and other current assets                                       133,166        (18,231)
     LPG trade accounts payable                                           7,596,027      1,795,618
     Other assets and liabilities, net                                     (  6,250)        (3,150)
     Other accounts payable and accrued liabilities                        (214,557)       521,788
                                                                       -------------  -------------
        Net cash provided by (used in) operating activities               3,232,046     (4,494,388)
Cash flows from investing activities:
     Capital expenditures                                                (1,356,271)    (1,523,421)
     Investment in leased interests                                               -     (3,000,000)
     Payments on note receivable                                                  -         40,000
                                                                       -------------  -------------
        Net cash used in investing activities                            (1,356,271)    (4,483,421)
Cash flows from financing activities:
     Revolving credit facilities                                         (2,543,537)     3,707,035
     Costs of registration                                                  (49,438)             -
     Issuance of debt                                                       991,000      4,633,170
     Issuance of common stock                                             1,419,581      1,067,200
     Reduction in debt                                                     (291,000)      (160,917)
     Preferred stock dividends                                                    -        (45,370)
                                                                       -------------  -------------
        Net cash (used in) provided by financing activities                (473,394)     9,201,118
                                                                       -------------  -------------
           Net increase in cash                                           1,402,381        223,309
Cash at beginning of period                                                  25,491      1,032,265
                                                                       -------------  -------------
Cash at end of period                                                  $  1,427,872   $  1,255,574
                                                                       =============  =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest (including capitalized interest of $90,000 in 2001)      $    829,468   $    149,493
                                                                       =============  =============
Supplemental disclosures of noncash transactions:
     Common stock and warrants issued  (note G)                        $  2,910,820   $  1,143,932
                                                                       =============  =============
     Note receivable exchanged for common stock (note C)               $   (555,661)  $          -
                                                                       =============  =============

   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas (CNG) industry. The Company owns and operates a terminal facility on leased property in Brownsville, Texas (the Brownsville Terminal Facility) and owns a 50% interest and leases the remaining 50% interest in a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the Matamoros Terminal Facility) and pipelines (the US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The lease of the remaining 50% interest has been capitalized for financial statement reporting purposes. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the Leased Pipeline) which connects Exxon Mobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the ECCPL), which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (see note M). In connection with the Company's lease agreement for the Leased Pipeline, the Company has access to 21,000,000 gallons of storage located in Markham, Texas, as well as potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company is distributed by PMI in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Prior to such time, the Company was in the "development stage" until the business was established. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 76.4% of the Company's total revenues for the six months ended January 31, 2001.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its subsidiaries, PennWilson CNG, Inc. and Penn CNG Holdings, Inc. and its subsidiaries (Company). All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of January 31, 2001, the unaudited consolidated statements of operations for the three months and six months ended January 31, 2001 and 2000, and the unaudited consolidated statements of cash flows for the six months ended January 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 2001, the unaudited consolidated results of operations for the three months and six months ended January 31, 2001 and 2000, and the unaudited consolidated cash flows for the six months ended January 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note G for the warrants):

                                       For the three months ended January 31, 2001  For the three months ended January 31, 2000
                                      --------------------------------------------  -------------------------------------------
                                        Income (loss)      Shares       Per-Share   Income (loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------  --------------  -------------  ----------

Net income (loss)                       $  (1,806,029)              -           -   $    2,903,290              -           -
Less:  Dividends on preferred  stock                -               -           -                -              -           -
                                        --------------                              --------------
BASIC EPS
Net income (loss) available to common
     stockholders                          (1,806,029)     14,188,936  $(    0.13)       2,903,290     12,894,078  $     0.23
                                                                       ===========                                 ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                            -             N/A           -                -      1,127,042           -
Convertible Preferred Stock                         -             N/A           -                -              -           -
                                        --------------  -------------               --------------  -------------
DILUTED EPS
Net income (loss) available to common
     stockholders                       $         N/A             N/A  $      N/A   $    2,903,290     14,021,120  $     0.21
                                        ==============  =============  ===========  ==============  =============  ==========

                         PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  B  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  (Continued)


                                        For the six months ended January 31, 2001   For the six months ended January 31, 2000
                                        ------------------------------------------  -----------------------------------------
                                        Income (loss)      Shares       Per Share   Income (loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------  --------------  -------------  ----------
Net income (loss)                       $  (1,796,624)              -           -   $   3,279,241               -           -
Less:  Dividends on preferred stock                 -               -           -         (45,370)              -           -
                                        --------------                              --------------
BASIC EPS
Net income (loss) available to common
     Stockholders                          (1,796,624)     13,886,346  $    (0.13)      3,233,871      12.685.225  $     0.25
                                                                       ===========                                 ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                            -             N/A           -               -         887,952           -
Convertible Preferred Stock                         -             N/A           -               -          83,152           -
                                        --------------  -------------               --------------  -------------
DILUTED EPS
Net income (loss) available to common
    Stockholders                        $         N/A             N/A  $      N/A   $   3,233,871      13,656,329  $     0.24
                                        ==============  =============  ===========  ==============  =============  ==========

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

NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following (see notes F, H and I):

                                                       January 31,    July 31,
                                                          2001          2000
                                                     -------------  ------------

LPG:                                                 $    173,500   $   173,500
     Brownsville Terminal Facility:                     3,426,440     3,426,440
         Building                                         370,845       370,845
         Terminal facilities                              487,467       291,409
         Tank Farm                                      1,767,917     1,295,825
         Leasehold improvements                           476,213       393,462
                                                     -------------  ------------
        Capital construction in progress                6,702,382     5,951,481
                                                     -------------  ------------
        Equipment


     US - Mexico Pipelines and Matamoros Terminal       3,000,000     3,000,000
     Facility:                                          6,400,000     6,400,000
       Purchase of 50% interest in the Lease Agreements 3,258,784     2,674,716
                                                     -------------  ------------
        Capitalized leases                             12,658,784    12,074,716
                                                     -------------  ------------
        Other costs paid by the Company
                                                          799,309       785,699
                                                     -------------  ------------

    Saltillo Terminal Facility
                                                           10,800        10,800
Other:                                                     47,307        39,615
                                                     -------------  ------------
    Automobile                                             58,107        50,415
                                                     -------------  ------------
    Office equipment
                                                       20,218,582    18,862,311


Less:  accumulated depreciation and amortization,
    including amounts related to the capital lease of
    409,946 and $157,489 during the six months ended  (2,476,685)    (2,105,495)
                                                     -------------  ------------
    January 31, 2001 and the year ended July 31, 2000,
    respectively.                                    $ 17,741,897   $16,756,816
                                                     =============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories  consist  of  the  following:

                                                  January 31, 2001            July 31, 2000
                                              -------------------------  -------------------------
                                                 Gallons        Cost        Gallons       Cost
                                              ------------  -----------  ------------  -----------
        LPG:
            Leased Pipeline and US-
               Mexico Pipelines               $  1,688,778  $ 1,023,874     1,361,850  $   736,485
            Storage:
              Brownsville Terminal Facility,
               Matamoros Terminal Facility
               and railcars leased by the
               Company                             638,732      387,251     1,037,290      560,964
              Markham and other                 11,566,698    7,012,672    11,176,125    6,025,760
                                              ------------  -----------  ------------  -----------

                                              $ 13,894,208    8,423,797    13,575,265  $ 7,323,209
                                              ============  ===========  ============  ===========

     As a result of declining LPG prices in February 2001, the net realizable value of the inventory at January 31, 2001, was less than the cost of inventory determined on a FIFO basis. Accordingly, the cost of inventory at January 31, 2001, was adjusted to net realizable value at January 31, 2001, resulting in a charge to cost of goods sold of $2,337,124.

NOTE  F  -  DEBT  OBLIGATIONS

     SHORT-TERM  DEBT
     ----------------

     Restructuring  of  Notes
     ------------------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (Notes) which were due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000 (see below). Interest at 9% was due and paid on June 15, 2000, and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (Warrants) to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002.

     During December 2000, the Company entered into agreements (the "Restructuring Agreements") with the holders of $5,409,000 in principal amount of the Notes providing for the restructuring of such Notes (the
     "Restructuring"). The remaining $245,000 balance of the Notes was paid ($195,000 as of January 31, 2001 and $50,000 in February 2001).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F-  DEBT  OBLIGATIONS  -  CONTINUED

     Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (the "Restructured Notes") were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company is required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured
     Notes from $3.00 per share to $2.50 per share in the event that the Restructured Notes are not fully repaid by June 15, 2001.

     In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (the "Exercisable
     Shares"). In the event that the Company does not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001 (or April 30, 2001, if, at the time, the Company is ineligible to utilize Form S-3 for purposes of such registration), or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist (see note N).

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President is also required to pledge 2,000,000 shares of common stock of the Company held by the President (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). Under the terms of the Restructured Notes, if the required security interests in all of the Collateral have not been granted and perfected by March 15, 2001, the Company will be required to pay additional interest at a rate of 3% per annum from March 16, 2001 until such time as the required security interests in all of the Collateral have been granted and perfected (see note N). PMG Capital Corp. ("PMG") has agreed to serve as the collateral agent.

     PMG acted as financial advisor for the restructuring of $4,384,000 in principal amount of the Restructured Notes. PMG received fees consisting of $131,520 in cash and warrants to purchase 50,000 shares of common stock of the Company with terms similar to the terms of the New Warrants. The Company also agreed to modify and extend the exercise date of warrants to purchase 114,375 shares of common stock of the Company originally issued to PMG in connection with the original issuance of the Notes with the same terms as those which were modified in the Warrants in connection with the Restructuring Agreements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to PMG (including cash, new warrants granted and modifications to warrants previously granted to PMG in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. The remaining portion of the unamortized discount was $1,391,481 at January 31, 2001. Total amortization of discounts related to the Notes and the Restructured Notes and included in the unaudited consolidated statements of operations was $452,027 and $896,037 for the three months and six months ended January 31, 2001, respectively.

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above; and the Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which are being pledged by the Company's President as described above.

     Net  proceeds  from  the  New Notes were used for working capital purposes.

     In connection with the New Notes, PMG acted as placement agent for the Company and received cash fees totaling $69,370 and reimbursement of out of pocket expenses.

     In connection with the issuance of the New Notes and New Note Warrants, the Company recorded a discount of $349,494 related to the fair value of the New Note Warrants issued, fees paid to PMG and other costs associated with the private placement, to be amortized over the life of the New Notes.

     LONG-TERM  DEBT
     ---------------

     The Company began utilizing the US-Mexico Pipelines and the Matamoros Terminal Facility during April 2000. The amounts related to the Settlement discussed in note H have been recorded in the accompanying consolidated financial statements as property, plant and equipment and capital lease obligations.

Long-term debt consists of the following:
                                                                                          January 31,    July 31,
                                                                                              2001         2000
                                                                                          ------------  ----------
Capitalized lease obligations in connection with the US - Mexico Pipelines and the
Matamoros Terminal Facility (see notes D, H and I).                                       $  5,070,500  $5,070,500
Contract for Bill of Sale which was extended in April 1999; due in monthly payments of
3,000, including interest at 10%; due in February 2001; collateralized by a building.
Paid during November 2000.                                                                           -      14,347
Noninterest-bearing note payable, discounted at 7%, for legal services; due in monthly installments of $20,000 through January 2001; final payment of $110,000 due in February
2001.                                                                                          175,000     202,750

Other long-term debt.                                                                                -      36,653
                                                                                          ------------  ----------
                                                                                             5,245,500   5,324,250
Current maturities.                                                                          3,780,516   3,859,266
                                                                                          ------------  ----------
                                                                                          $  1,464,984  $1,464,984
                                                                                          ============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

     In connection with the notes payable for legal services, the Company agreed to provide a "Stipulation of Judgment" to the creditor in the event that the Company defaults under the settlement agreement.


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

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending January 31, 2001. Interest on the promissory note will be recorded when the cash is received.

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 200,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $602,500.

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The holder of the note is liable with full recourse to the Company and has provided 500,000 shares of common stock of the Company as collateral. During January 2001, the Company received $795,000 as partial payment of the promissory note.

     During December 2000, the Company issued 14,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $43,500 based on the market value of the stock issued.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY - CONTINUED

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of Common Stock, of which 111,470 shares were unissued as of January 31, 2001, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of Common Stock to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In August 2000, the Company issued 6,500 shares of Common Stock to a Consultant in payment for services rendered to the Company valued at $41,438.

     In November 2000, the Company issued 4,716 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $23,583.

     In December 2000, the Company entered into an agreement with a consultant whereby the Company agreed to issue 2,000 shares of Common Stock pursuant to the Plan for each month of service for a minimum of three months. At January 31, 2001, the Company issued 2,000 shares of common stock in connection with this agreement. In February 2001, the agreement was terminated and the Company issued the remaining 4,000 shares of common stock due to the consultant.

     STOCK  WARRANTS
     ---------------

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors serving in the capacity as directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     STOCK  WARRANTS  -  CONTINUED
     -----------------------------

     Other
     -----

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 100,000 shares of common stock at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants were accounted for under the provisions of SFAS 123 and the resulting expense is being amortized over the vesting period.

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


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION

     On October 12, 1999, a Demand for Arbitration (Arbitration) of $780,767 (subsequently amended to $972,515) was filed by A.E. Schmidt Environmental (Schmidt) against Amwest Surety Insurance Company (Amwest), PennWilson and Penn Octane Corporation on a performance bond pursuant to a CNG contract. The Company filed a response with the court opposing the petition by Schmidt to compel Penn Octane Corporation to participate in the Arbitration pursuant to an alter ego theory. During April 2000, the court denied Schmidt's petition to compel Penn Octane Corporation to participate in the Arbitration. PennWilson had countersued Schmidt in connection with overruns under the CNG contract. In November 2000, the litigation was settled in mediation without admission as to fault whereby PennWilson agreed to pay Schmidt $100,000 and Amwest agreed to pay Schmidt $350,000. PennWilson and Penn Octane Corporation both gave and received mutual general releases of all known and unknown claims pursuant to California Civil Code Section 1654 with exception only for unknown latent deficiencies as defined in California Civil Procedure Code Section 337.15 and third party indemnity claims for injury, death or property damage.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     LITIGATION  -  CONTINUED

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

     On  June  2,  2000,  additional  litigation was filed in the 138th Judicial
     District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The settlement is subject to completion of the settlement documents.

     On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (Settlement) whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with the Lease Agreements for cash, two promissory notes, transfer of the property owned by the Company purchased on March 20, 2000, referred to above, and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. The promissory notes are for $900,000 and $1,462,500 and both bear interest at 9%. Principal and interest are payable monthly with the notes due in three years. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documentation as provided for in the Settlement. During November 2000, the parties negotiated a settlement of all disputes and in December 2000, submitted a preliminary settlement agreement to the Court which was approved by the Court. The accompanying unaudited consolidated financial statements have been adjusted to reflect the Settlement. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     LITIGATION  -  CONTINUED

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

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of January 31, 2001, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit
     (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes F and I).

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, PG&E NGL Marketing, L.P. (PG&E), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER  -  CONTINUED

     As of January 31, 2001, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $13,673,904 of which $12,822,985 was being used to secure unpaid purchases. In addition, as of January 31, 2001, the Company had borrowed $994,857 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at January 31, 2001, the Company had unpaid invoices due from PMI totaling $6,005,340, cash balances maintained in the RZB Credit Facility collateral account of $92,779 and inventory held in storage of $7,012,672 (see note E).


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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  CAPITAL  LEASE  -  CONTINUED

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of January 31, 2001, the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The Settlement would provide for 100% ownership of the US-Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes D, F, H and K).

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


NOTE  J  -  UPGRADES

     The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase its capacity and make it bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360,000,000 gallons per year. The total estimated cost to complete the project is approximately $2,000,000 of which approximately $1,700,000 has been incurred through January 31, 2001.

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

     PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or are in the process of obtaining the land or rights of way used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see note D). The portion of funds which were advanced by the Company (totaling $3,800,000 at January 31, 2001) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company is committed to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

     During the six months ended January 31, 2001 and 2000, the Company paid PennMex, Tergas or Termatsal $346,197 and $121,312, respectively, for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  L  -  REALIZATION  OF  ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. In addition, the Company entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note E and M). Although the Company has entered into the Settlement (see note H), significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility. As discussed in note A, the Company has historically depended heavily on sales to one major customer.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to obtain additional financing, raise additional equity capital, complete the transactions related to the US-Mexico Pipelines, Matamoros Terminal Facility and the Saltillo Terminal Facility and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


NOTE  M  -  CONTRACTS

     LPG  BUSINESS  -  SALES  AGREEMENT

     The Company entered into new sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (New Agreement), for the annual sale of a combined minimum of 151,200,000 gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

     On October 11, 2000, the New Agreement was amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7,500,000 gallons resulting in a new annual combined minimum commitment of 158,700,000 gallons.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  M  -  CONTRACTS  -  CONTINUED

     LPG  BUSINESS  -  SALES  AGREEMENT  -  CONTINUED

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

     The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US-Mexico Pipelines,
     (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales prices received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US-Mexico Pipelines. During January 2001, approximately 81% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of January 31, 2001, the Saltillo Terminal Facility had not commenced operations.

     Sales to PMI totaled approximately $65,700,000 for the six months ended January 31, 2001, representing approximately 76.4% of total revenues for the period. The Company believes that it is due an additional $7,600,000 (plus other incremental costs incurred), of which $3,200,000 has been billed to PMI through January 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 11,100,000 gallons) and other price adjustments as provided for under the new sales agreements based on the Company's interpretation of certain of the provisions of those agreements. PMI has not paid the amount billed. The Company will not record in its unaudited consolidated financial statements, revenues, if any, related to the above-mentioned $7,600,000 (plus other incremental costs incurred) until the amounts are agreed to by PMI or the validity of the Company's claim can be otherwise determined. Had the amounts been recorded by the Company and paid by PMI, the Company would have reflected additional gross profit of approximately $926,000.

     As part of the volume requirements under the New Agreement, the Company has committed to sell to PMI 1,050,000 gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during February 2001. The sales price of $561,750 has been received from PMI as of January 31, 2001 and is included in the unaudited consolidated balance sheet as deferred revenue.

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


NOTE  N  -  SUBSEQUENT  EVENTS

     In connection with the Company's obligations under the Restructured Notes, on March 14, 2001, the Company's registration statement containing the Exercisable Shares was declared effective.

     As of March 15, 2001, the granting and perfection of the security interests in the Collateral as prescribed under the Restructured Notes have not been finalized. Accordingly, the interest rate under the Restructured Notes increases to 16.5% during the period beginning March 16, 2001 until such time as the required security interest in all of the Collateral has been granted and perfected.

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

          During the six months ended January 31, 2001, the Company derived 76.4% of its revenues from sales of LPG to PMI, its primary customer.

          The Company provides products and services through a combination of fixed-margin and fixed-price contracts. Under the Company's agreements with PMI and the suppliers, the buying and selling prices of LPG are based on similarly indexed variable posted prices that provide the Company with a fixed margin. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance. Mismatches in volumes of LPG purchased from suppliers and volumes sold to PMI or others could result in gains during periods of rising LPG prices or losses during periods of declining LPG prices as a result of holding inventories or disposing of excess inventories.

LPG  SALES

          The following table shows the Company's volume sold in gallons and average sales prices of LPG for the three and six months ended January 31, 2001 and 2000.

                                     Three Months Ended January 31,  Six  Months  Ended January 31,
                                     ------------------------------  ------------------------------
                                           2001           2000            2001            2000
                                     --------------  --------------  --------------  --------------

Volume Sold                                    50.0            36.6            90.0            70.4
                                               13.8               -            32.8               -
                                     --------------  --------------  --------------  --------------
  LPG (millions of gallons) - PMI              63.8            36.6           122.8            70.4
  LPG (millions of gallons) - Other


Average sales price                  $         0.77  $         0.52  $         0.73  $         0.50
                                               0.66               -            0.62               -
  LPG (per gallon) - PMI
  LPG (per gallon) - Other

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2000

          Revenues. Revenues for the three months ended January 31, 2001, were $47.6 million compared with $19.0 million for the three months ended January 31,2000, an increase of $28.6 million or 150.6%. Of this increase, $10.3 million was attributable to increased volumes of LPG sold to PMI in the three months ended January 31, 2001, $9.2 million was attributable to increased average sales prices of LPG sold to PMI in the three months ended January 31, 2001 and $9.1 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce quantities of inventory.

          Cost of goods sold. Cost of goods sold for the three months ended January 31, 2001, was $47.6 million compared with $17.8 million for the three months ended Janaury 31, 2000, an increase of $29.8 million or 167.0%. Of this increase, $9.9 million was attributable to increased volumes of LPG sold to PMI in the three months ended January 31, 2001, $10.1 million was attributable to the increase in the cost of LPG sold to PMI for the three months ended January 31, 2001, $7.0 million was attributable to cost of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the three months ended January 31, 2001, $2.3 million was attributable to inventory adjustments for quantities held at January 31, 2001 valued based on the lower of market compared to FIFO cost and $543,753 was attributable to increased operating costs associated with LPG during the three months ended January 31, 2001.

          Selling, general and administrative expenses. Selling, general and administrative expenses were $1.0 million for the three months ended January 31, 2001 compared with $1.0 million for the three months ended Janaury 31, 2000.

          Other income (expense). Other income (expense) was $(849,052) for the three months ended January 31, 2001 compared with $2.8 million for the three months ended Janaury 31, 2000, a decrease of $3.6 million. The decrease in other income (expense) was due primarily to increased interest costs and amortization of discounts of $567,333 associated with the issuance of debt during the three months ended January 31, 2001 and a decrease of $3.0 million related to the award from litigation, which was recorded during the three months ended January 31, 2000.

          Income tax. Due to the loss for the three months ended January 31, 2001, the Company did not incur any income tax expense during the quarter and only $70,000 of alternative minimum taxes during the three months ended January 31, 2000. The ability to use net operating loss carryforwards ($5.6 million and $8.0 million at July 31, 2000 and July 31, 1999, respectively), which expire in the years 2010 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against future tax payments to the extent of prior alternative minimum taxes paid.

SIX  MONTHS  ENDED  JANUARY  31, 2001 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2000

          Revenues. Revenues for the six months ended January 31, 2001, were $86.0 million compared with $35.0 million for the six months ended January 31, 2000, an increase of $51.0 million or 145.9%. Of this increase, $14.3 million was attributable to increased volumes of LPG sold to PMI in the six months ended January 31, 2001, $16.5 million was attributable to increased average sales prices of LPG sold to PMI in the six months ended January 31, 2001 and $20.2 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce quantities of inventory.

          Cost of goods sold. Cost of goods sold for the three months ended January 31, 2001, was $84.4 million compared with $32.8 million for the six months ended Janaury 31, 2000, an increase of $51.6 million or 157.4%. Of this increase, $13.3 million was attributable to increased volumes of LPG sold to PMI in the six months ended January 31, 2001, $16.3 million was attributable to the increase in the cost of LPG sold to PMI for the six months ended January 31, 2001, $18.8 million was attributable to cost of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the six months ended January 31, 2001, $2.3 million was attributable to inventory adjustment for quantities held at January 31, 2001 valued based on the lower of market compared to FIFO cost and $947,433 was attributable to increased operating costs associated with LPG during the three months ended January 31, 2001.

          Selling, general and administrative expenses. Selling, general and administrative expenses were $1.7 million for the six months ended January 31, 2001 compared with $1.6 million for the six months ended Janaury 31, 2000, an increase of $97,961 or 6.2%. This increase was primarily attributable to additional payroll related and other expenses incurred during the three months ended January 31, 2001.

          Other income (expense). Other income (expense) was $(1.8) million for the six months ended January 31, 2001 compared with $2.7 million for the six months ended Janaury 31, 2000, a decrease of $4.5 million. The decrease in other income (expense) was due primarily to increased interest costs and amortization of discounts of $1.1 million associated with the issuance of debt during the six months ended January 31, 2001 and a decrease of $3.0 million related to the award from litigation, which was recorded during the three months ended January 31, 2000.

          Income tax. Due to the loss for the six months ended January 31, 2001, the Company did not incur any income tax expense during the six months ended January 31, 2001 and only $70,000 of alternative minimum taxes during the six months ended January 31, 2000. The ability to use net operating loss carryforwards ($5.6 million and $8.0 at July 31, 2000 and July 31, 1999, respectively), which expire in the years 2010 to 2018, may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against future tax payments to the extent of prior alternative minimum taxes paid.


LIQUIDITY  AND  CAPITAL  RESOURCES

          General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations, and has had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB credit facility and the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital. Although the Company has entered into the Settlement, significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility (see note H to the unaudited consolidated financial statements). The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

          The following summary table reflects comparative cash flows for the six months ended January 31, 2001 and 2000. All information is in thousands.

                                                             Six Months Ended
                                                             ----------------
                                                        January 31,      January 31,
                                                           2001              2000
                                                     -----------------  --------------
Net cash provided by (used in) operating activities  $          3,232   $ (     4,494)
Net cash used in investing activities . . . . . . .   (         1,356)    (     4,484)
Net cash (used in) provided by financing activities   (           474)          9,201
                                                     -----------------  --------------
Net increase in cash. . . . . . . . . . . . . . . .  $          1,402   $         223
                                                     =================  ==============

          New Agreement. The Company entered into new sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "New Agreement"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico.

          On October 11, 2000, the New Agreement was amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual combined minimum commitment of 158.7 million gallons.

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

          The New Agreement also provides for trucking of LPG from the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility (or designated locations within the area) and from the Brownsville Terminal Facility or the Matamoros Terminal Facility to the Saltillo Terminal Facility (or designated locations within the area) in the event that (i) the Company is unable to transport LPG through the US - Mexico Pipelines, (ii) the Saltillo Terminal Facility or railcars to deliver LPG to the Saltillo Terminal Facility are not utilized or (iii) until the Matamoros Terminal Facility or the Saltillo Terminal Facility are fully operational. Under the terms of the New Agreement, in the event that the US-Mexico Pipelines or railcars are not used, the sales price received shall be reduced by the corresponding trucking charges. During April 2000, the Company began shipping LPG through the US - Mexico Pipelines. During January 2001, approximately 81% of the LPG sold to PMI was delivered through the US-Mexico Pipelines to the Matamoros Terminal Facility. As of January 31, 2001, the Saltillo Terminal Facility had not commenced operations.

          Sales to PMI totaled approximately $65.7 million for the six months ended January 31, 2001, representing approximately 76.4% of total revenues for the period. The Company believes that it is due an additional $7.6 million (plus other incremental costs incurred), of which $3.2 million has been billed to PMI through January 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 11.1 million gallons) and other price adjustments as provided for under the new sales agreements based on the Company's interpretation of certain of the provisions of those agreements. PMI has not paid the amount billed. The Company will not record in its unaudited consolidated financial statements, revenues, if any, related to the above-mentioned $7.6 million (plus other incremental costs incurred) until the amounts are agreed to by PMI or the validity of the Company's claim can be otherwise determined. Had the amounts been recorded by the Company and paid by PMI, the Company would have reflected additional gross profit of approximately $926,000.

          As part of the volume requirements under the New Agreement, the Company has committed to sell PMI 1.1 million gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during February 2001. The sales price of $561,750 has been received from PMI as of January 31, 2001 and is included in the unaudited consolidated balance sheet as deferred revenue.

          Historically, the Company and PMI have renewed their existing sales agreement prior to its expiration. The Company intends to negotiate a renewal of the New Agreement prior to its expiration.

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

          Present Pipeline capacity is approximately 250 million gallons per year. During the six months ended January 31, 2001, the Company sold approximately 90 million gallons of LPG, substantially all of which flowed through the Leased Pipeline. The Company can increase the Leased Pipeline's capacity through the installation of additional pumping equipment (see "Upgrades" below).


          Upgrades. The Company has already contracted and intends to further contract in the near future for design, construction and installation of several projects which, when completed, will increase its current pipeline and storage capacity, enhance its existing pipeline and terminal facilities or expand its ability to accept or deliver LPG supply (the "Upgrades").

          The Company is currently completing a mid-line pump station which will include the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase its capacity and make it bi-directional. The mid-line pump station will increase the capacity of the Leased Pipeline to approximately 360 million gallons per year. The total estimated cost to complete the project is approximately $2.0 million of which approximately $1.7 million has been incurred through January 31, 2001.

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

          During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, as of July 31, 2000 the Company had acquired a 50% interest pursuant to the December 1999 amendment. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company has also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. The Settlement would provide for 100% ownership of the US - Mexico Pipelines and Matamoros Terminal Facility by the Company or its affiliates and eliminate the requirement for the Liens. Until the Settlement is completed, the Company will continue to record the remaining 50% portion of the US - Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes D, F, H, I and K to the unaudited consolidated financial statements).

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

          During November 2000, the Company, Bracamontes and the Minority Shareholders entered into agreements whereby the Company may acquire up to 100% of the outstanding shares of PennMex and Termatsal for a nominal amount subject to, among other things, the Settlement. Because the Company participates in one of the defined LPG activities (see above), Tergas is providing services to the Company at the Matamoros Terminal Facility and the Saltillo Terminal Facility.

In connection with the construction of the Mexican Pipeline and the Matamoros Terminal Facility, CPSC provided all payments and delivery of equipment through Termatsal.

          PennMex, Tergas or Termatsal (i) have entered into leases associated with the Saltillo Terminal Facility, (ii) have been granted the permit for the Mexican Pipeline, (iii) have been granted permits to operate the Matamoros Terminal Facility and the Saltillo Terminal Facility, (iv) own, lease or are in the process of obtaining the land or rights of way used in the construction of the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility and (v) own the assets comprising the Mexican Pipeline, Matamoros Terminal Facility and Saltillo Terminal Facility, all of which were funded by the Company or CPSC (see notes D and K to the unaudited consolidated financial statements). The portion of funds which were advanced by the Company (totaling $3.8 million at January 31, 2001) to PennMex or Termatsal are included in property, plant and equipment. Furthermore, the Company intends to fund PennMex or Termatsal for any additional costs required in connection with the Mexican Pipeline, Matamoros Terminal Facility and the Saltillo Terminal Facility.

          During the six months ended January 31, 2001, the Company paid PennMex, Tergas or Termatsal $346,197 for Mexico related expenses incurred by those corporations on the Company's behalf. Such amounts have been expensed.

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

          Credit Arrangements. As of January 31, 2001, the Company has a $20.0 million credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes F, H and I to the unaudited consolidated financial statements).

          The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

          In connection with the Company's purchases of LPG from Exxon Mobil Corporation ("Exxon"), PG&E NGL Marketing, L.P. ("PG&E"), Duke Energy NGL Services, Inc. ("Duke") and/or Koch Hydrocarbon Company ("Koch"), letters of credit are issued on a monthly basis based on anticipated purchases.

          As of January 31, 2001, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $13.7 million of which $12.8 million was being used to secure unpaid purchases. In addition, as of January 31, 2001, the Company had borrowed $1.0 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at January 31, 2001, the Company had unpaid invoices due from PMI totaling $6.0 million, cash balances maintained in the RZB Credit Facility collateral account of $92,779 and inventory held in storage of $7.0 million (see note E to the unaudited consolidated financial statements).

          Private Placements and Other Transactions. From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million. Interest at 9% was due and paid on June 15, 2000, and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002.

          During December 2000 the Company entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the Notes providing for the restructuring of such remaining Notes (the "Restructuring"). The remaining $245,000 balance of the Notes was paid ($195,000 as of January 31, 2001 and $50,000 in February 2001).

          Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (the "Restructured Notes") were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

          Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company is required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share in the event that the Restructured Notes are not fully repaid by June 15, 2001.

          Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President is also required to pledge 2.0 million shares of common stock of the Company held by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). Under the terms of the Restructured Notes, if the required security interests in all of the Collateral have not been granted and perfected by March 15, 2001, the Company will be required to pay additional interest at a rate of 3% per annum from March 16, 2001 until such time as the required security interests in all of the Collateral have been granted and perfected. PMG Capital Corp. ("PMG") has agreed to serve as the collateral agent. As of March 15, 2001, the granting and perfection of the security interests in the Collateral as prescribed under the Restructured Notes have not been finalized. Accordingly, the interest rate under the Restructured Notes increases to 16.5% during the period beginning March 16, 2001 until such time as the required security interest in all of the Collateral has been granted and perfected.

          During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares of common stock of the Company, respectively, in connection with the settlement of litigation.

          In August 2000 the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

          During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending January 31, 2001. Interest on the promissory note will be recorded when the cash is received.

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

          During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% is due on April 30, 2001. The holder of the note is liable with full recourse to the Company and has provided 500,000 shares of common stock of the Company as collateral. During January 2001, the Company received $795,000 as partial payment on the promissory note.

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

          During December 2000, the Company issued 14,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $43,500 based on the market value of the stock issued.

          In December 2000, the Company entered into an agreement with a consultant whereby the Company agreed to issue 2,000 shares of Common Stock pursuant to the Plan for each month of service for a minimum of three months. At January 31, 2001, the Company issued 2,000 shares of common stock in connection with this agreement. In February 2001, the agreement was terminated and the Company issued the remaining 4,000 shares of common stock due to the consultant.

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

          On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs will be offset against the balance of the promissory note due to CPSC (see below). The Settlement is subject to completion of the settlement documents.

          On June 19, 2000, the Company, CPSC, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company has agreed to purchase the remaining 50% interest in the assets associated with the Lease Agreements for cash, two promissory notes, transfer of the property owned by the Company purchased on March 20, 2000, referred to above, and warrants to acquire common stock of the Company together with a release of all claims and proceedings between them. The promissory notes are for $900,000 and $1.5 million and both bear interest at 9%. Principal and interest are payable monthly with the notes due in three years. In addition, CPSC will assume the Company's debt issued in connection with the acquisition of the property. On July 19, 2000, the Settlement expired without the parties completing final documents as provided for in the Settlement. During November 2000, the parties negotiated a settlement of all disputes and in December 2000, submitted a preliminary settlement agreement to the Court which was approved by the Court. The accompanying unaudited consolidated financial statements have been adjusted to reflect the Settlement. If the Settlement is not finalized, the Company will continue to pursue its legal remedies.

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

          In November 2000 the Amwest litigation was settled in mediation whereby PennWilson agreed to pay Schmidt $100,000 and Amwest agreed to pay Schmidt $350,000. PennWilson and Penn Octane Corporation both gave and received mutual general releases with exception only for unknown latent deficiencies as defined in California Civil Procedure Code Section 337.15 and third party indemnity claims for injury, death or property damage (see note H to the unaudited consolidated financial statements).

          Other Litigation. The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial position.

          Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital. In addition, the Company entered into supply agreements for quantities of LPG substantially in excess of minimum quantities under the New Agreement (see note M to the unaudited consolidated financial statements). Although the Company has entered into the Settlement (see note H to the unaudited consolidated financial statements), significant uncertainties exist related to the US - Mexico Pipelines and Matamoros Terminal Facility. As discussed in note A to the unaudited consolidated financial statements, the Company has historically depended heavily on sales to one major customer.

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

          At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.6 million. The ability to utilize net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

          The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting upon their review accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

          To the extent that the Company maintains quantities of LPG inventory, the Company is exposed to market risk related to the volatility of LPG prices. During periods of falling LPG prices, the Company may incur losses. The Company may sell excess inventory to customers to reduce or limit the risk of these negative price fluctuations.

          As part of the volume requirements under the New Agreement, the Company committed to sell PMI 1.1 million gallons of propane at a sales price of approximately $0.60 per gallon, to be delivered during February 2001. As a result of the sale, the Company did not record any material gain or loss.

PART  II

ITEM 1.   LEGAL  PROCEEDINGS

          See Note H to the unaudited consolidated financial statements and Note M to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          See Note F to the unaudited consolidated financial statements and Note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000, for information concerning certain sales of Securities.

          In connection with the Restructured Notes and the New Notes discussed in note F to the accompanying unaudited consolidated financial statements, the transactions were effected without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof contained in
          Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

        b.   Reports  on  Form  8-K

          Reference is made to the Company's Form 8-K filed on February 9, 2001, regarding the restructuring of promissory notes originally due December 15, 2000 and the issuance of additional promissory notes on January 31, 2001 (see note F to the accompanying unaudited consolidated financial statements).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           PENN  OCTANE  CORPORATION



March 21, 2001             By:   /s/  Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief  Financial  Officer