Form 10-Q
period 2001-04-30
PENN OCTANE CORP
filed 2001-06-19
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from              to
                                        -------------   -------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      52-1790357
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA          92211
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:   (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ----     ----

     The number of shares of Common Stock, par value $.01 per share, outstanding on May 31, 2001 was 14,412,011.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS

        ITEM                                                                      PAGE NO.
        ----                                                                      --------
Part I    1.   Financial  Statements

               Independent  Certified  Public  Accountants'  Review  Report           3

               Consolidated  Balance  Sheets as of April 30, 2001 (unaudited)        4-5
               and  July  31,  2000

               Consolidated  Statements  of  Operations  for  the  three  months
               and  nine  months  ended  April  30,  2001  and 2000 (unaudited)       6

               Consolidated  Statements  of  Cash  Flows  for  the  nine months
               ended  April  30,  2001  and  2000  (unaudited)                        7

               Notes  to  Consolidated  Financial  Statements  (unaudited)           8-25

          2.   Management's  Discussion  and  Analysis  of  Financial  Condition
               and  Results  of  Operations                                         26-38

          3.   Quantitative  and  Qualitative  Disclosures About Market Risk         38

Part II   1.   Legal  Proceedings                                                    39

          2.   Changes  in  Securities  and  Use  of  Proceeds                       39

          3.   Defaults  Upon  Senior  Securities                                    39

          4.   Submission  of  Matters  to  a  Vote  of  Security  Holders           39

          5.   Other  Information                                                    39

          6.   Exhibits  and  Reports  on  Form  8-K                               39-40

          7.   Signatures                                                           41

             Independent Certified Public Accountants' Review Report


Board  of  Directors  and  Shareholders
Penn  Octane  Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of April 30, 2001, and the related consolidated statements of operations for the three months and nine months ended April 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                 /s/  BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville,  Texas
June  5,  2001

PART  I
ITEM  1.

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS


                                                                           April 30,
                                                                              2001       July 31,
                                                                          (Unaudited)      2000
                                                                          ------------  -----------
Current Assets
     Cash                                                                 $    145,518  $    25,491
     Trade accounts receivable, less allowance for doubtful accounts of
       $562,950 and $562,950                                                12,957,452    3,816,685
     Notes receivable                                                          433,760      770,016
     Inventories                                                             7,135,244    7,323,209
     Prepaid expenses and other current assets                                 638,834      338,187
     Property held for sale                                                          -    1,908,000
                                                                          ------------  -----------
        Total current assets                                                21,310,808   14,181,588
Property, plant and equipment - net                                         17,895,047   16,756,816
Lease rights (net of accumulated amortization of $604,496 and $570,150)        549,543      583,889
Mortgage receivable                                                          1,925,596            -
Other non-current assets                                                        21,120       14,870
                                                                          ------------  -----------
            Total assets                                                  $ 41,702,114  $31,537,163
                                                                          ============  ===========



   The accompanying notes and accountants' report are an integral part of these statements.

                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            April 30,
                                                                              2001         July 31,
                                                                           (Unaudited)       2000
                                                                          -------------  ------------
Current Liabilities

   Current maturities of long-term debt                                   $    877,252    $3,859,266
   Short-term debt                                                           5,147,068     4,980,872
   Revolving line of credit                                                  7,923,001     3,538,394
   LPG trade accounts payable                                               11,299,867     5,226,958
   Other accounts payable and accrued liabilities                            3,108,397     2,833,434
                                                                          -------------  ------------
     Total current liabilities                                              28,355,585    20,438,924

Long-term debt, less current maturities                                      3,457,117     1,464,984

Commitments and contingencies                                                        -             -

Stockholders' Equity

   Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
   no shares issued and outstanding at April 30, 2001 and July 31, 2000              -             -

   Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
   5,000,000 shares authorized; no shares issued and outstanding at April
   30, 2001 and July 31, 2000                                                        -             -

   Common stock - $.01 par value, 25,000,000 shares authorized;
   14,412,011 and 13,435,198 shares issued and outstanding at April 30,
   2001 and July 31, 2000                                                      144,120       134,352

   Additional paid-in capital                                               25,798,435    21,782,638

   Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $569,849 and $496,077 at April 30,
   2001 and July 31, 2000                                                   (3,761,350)   (3,263,350)

   Accumulated deficit                                                     (12,291,793)   (9,020,385)
                                                                          -------------  ------------
   Total stockholders' equity                                                9,889,412     9,633,255
                                                                          -------------  ------------
       Total liabilities and stockholders' equity                          $41,702,114   $31,537,163
                                                                          =============  ============



   The accompanying notes and accountants' report are an integral part of these statements.

                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (UNAUDITED)


                                                   Three Months Ended           Nine Months Ended
                                               --------------------------  ---------------------------
                                                April 30,     April 30,      April 30,      April 30,
                                                   2001          2000          2001           2000
                                               ------------  ------------  -------------  ------------
Revenues                                       $38,116,259   $25,683,797   $124,134,679   $60,661,528
Cost of goods sold                              37,838,026    25,873,726    122,223,000    58,661,806
                                               ------------  ------------  -------------  ------------
     Gross profit (loss)                           278,233      (189,929)     1,911,679     1,999,722
Selling, general and administrative expenses
     Legal and professional fees                   217,404       179,396        867,337       801,446
     Salaries and payroll related expenses         295,897       436,456        871,878       981,563
     Travel                                         53,107        36,669        153,560       124,652
     Other                                         228,008       191,660        579,039       515,897
                                               ------------  ------------  -------------  ------------
                                                   794,416       844,121      2,471,814     2,423,558
                                               ------------  ------------  -------------  ------------
       Operating (loss)                           (516,183)   (1,034,050)      (560,135)     (423,836)
Other income (expense)
     Interest expense                             (923,688)     (732,601)    (2,584,478)   (1,036,598)
     Interest income                                 8,728        23,470         31,019        29,856
     Settlement of litigation                      (34,000)            -       (148,173)            -
     Award from litigation, net                          -             -              -     3,036,638
                                               ------------  ------------  -------------  ------------
          Income (loss) before taxes            (1,465,143)   (1,743,181)    (3,261,767)    1,606,060
Provision for income taxes                           9,641        10,042          9,641        80,042
                                               ------------  ------------  -------------  ------------
               Net income (loss)               $(1,474,784)  $(1,753,223)  $ (3,271,408)  $ 1,526,018
                                               ============  ============  =============  ============

Net income (loss) per common share             $     (0.10)  $     (0.13)  $      (0.23)  $      0.12
                                               ============  ============  =============  ============
Net income (loss) per common share assuming
dilution                                       $     (0.10)  $     (0.13)  $      (0.23)  $      0.10
                                               ============  ============  =============  ============
Weighted average common shares outstanding      14,410,842    13,092,040     14,057,336    12,815,511
                                               ============  ============  =============  ============



   The accompanying notes and accountants' report are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)


                                                                                    Nine  Months  Ended
                                                                              -------------------------------
                                                                                April  30,       April  30,
                                                                                   2001             2000
                                                                              ---------------  --------------
Increase (Decrease) In Cash
Cash flows from operating activities:
Net income  (loss)                                                            $(   3,271,408)  $   1,526,018
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                   577,983         174,033
     Amortization of lease rights                                                     34,346          34,346
     Amortization of loan discount                                                 1,384,080         566,062
     Other                                                                           255,054          93,333
Changes in current assets and liabilities:
     Trade accounts receivable                                                    (9,140,768)     (1,925,942)
     Inventories                                                                     187,965      (4,648,171)
     Prepaid and other current assets                                                 32,062         (55,581)
     LPG trade accounts payable                                                    6,072,909       4,089,897
     Other assets and liabilities, net                                                (6,250)              -
     Other accounts payable and accrued liabilities                                  284,853         279,147
                                                                              ---------------  --------------
          Net cash provided by (used in) operating activities                   (  3,589,174)        133,142
Cash flows from investing activities:
     Capital expenditures                                                         (2,026,102)     (7,624,625)
     Investment in leased interests                                                        -    (  3,000,000)
     Payments on note receivable                                                           -          40,000
                                                                              ---------------  --------------
        Net cash used in investing activities                                     (2,026,102)    (10,584,625)
Cash flows from financing activities:
     Revolving credit facilities                                                   4,384,607       1,280,900
     Costs of registration                                                        (   83,674)              -
     Issuance of debt                                                                991,000       7,659,743
     Debt issuance costs                                                          (  326,232)      ( 370,530)
     Issuance of common stock                                                      1,439,329       2,402,202
     Reduction in debt                                                              (669,727)       (312,250)
     Preferred stock dividends                                                             -         (45,370)
                                                                              ---------------  --------------
        Net cash provided by financing activities                                  5,735,303      10,614,695
                                                                              ---------------  --------------
            Net increase in cash                                                     120,027         163,212
Cash at beginning of period                                                           25,491       1,032,265
                                                                              ---------------  --------------
Cash at end of period                                                         $      145,518   $   1,195,477
                                                                              ===============  ==============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest (including capitalized interest of $120,000 in 2001)            $    1,240,983   $     309,400
                                                                              ===============  ==============
Supplemental disclosures of noncash transactions:
     Common stock and warrants issued                                         $    3,551,802   $   2,191,282
                                                                              ===============  ==============
     Note receivable exchanged for common stock                               $ (    555,661)  $           -
                                                                              ===============  ==============
     Capital lease obligations                                                $            -   $   1,992,000
                                                                              ===============  ==============
     Mortgage receivable                                                      $    1,925,596   $           -
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (the Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the Matamoros Terminal Facility) and pipelines (the US
     - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the Leased Pipeline) which connects Exxon Mobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the ECCPL), which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (see note M). In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage, as defined in the Company's lease agreement, located in Markham, Texas (the Markham Storage), as well as potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company is distributed by PMI in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 77% of the Company's total revenues for the nine months ended April 30, 2001.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries, Penn Octane International, L.L.C., PennWilson CNG, Inc. and Penn CNG Holdings, Inc. and subsidiaries, and its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal) (collectively the Company). All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of April 30, 2001, the unaudited consolidated statements of operations for the three months and nine months ended April 30, 2001 and 2000, and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 2001, the unaudited consolidated results of operations for the three and nine months ended April 30, 2001 and 2000, and the unaudited consolidated cash flows for the nine months ended April 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note G for the warrants):

                                       For the three months ended  April  30, 2001   For the three months ended April 30, 2000
                                        ------------------------------------------  -------------------------------------------
                                        Income (loss)      Shares       Per-Share   Income (loss)       Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)     Amount
                                        --------------  -------------  -----------  --------------  --------------  -----------
Net income (loss)                       $  (1,474,784)              -           -   $  (1,753,223)               -           -
Less:  Dividends on preferred  stock                -               -           -               -                -           -
                                        --------------                              --------------
BASIC EPS
Net income (loss) available to common
  stockholders                             (1,474,784)     14,410,842  $   ( 0.10)     (1,753,223)      13,092,040  $    (0.13)
                                                                       ===========                                  ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                            -   N/A                     -               -   N/A                      -
Convertible Preferred Stock                         -   N/A                     -               -   N/A                      -
                                        --------------  -------------               --------------  --------------
DILUTED EPS
Net income (loss) available to common
   stockholders                         $         N/A   N/A            $      N/A   $         N/A   $          N/A  $      N/A
                                        ==============  =============  ===========  ==============  ==============  ===========


                                         For the nine months ended April 30, 2001    For the nine months ended April 30, 2000
                                        ------------------------------------------  -----------------------------------------
                                        Income (loss)      Shares       Per Share   Income (loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------  --------------  -------------  ----------
Net income (loss)                       $(  3,271,408)              -           -   $   1,526,018               -           -
Less:  Dividends on preferred stock                 -               -           -       (  45,370)              -           -
                                        --------------                              --------------
BASIC EPS
Net income (loss) available to common
  Stockholders                             (3,271,408)     14,057,336  $   ( 0.23)      1,480,648      12,815,511  $     0.12
                                                                       ===========                                 ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                            -   N/A                     -               -       1,739,260           -
Convertible Preferred Stock                         -   N/A                     -               -          55,839           -
                                        --------------  -------------               --------------  -------------
DILUTED EPS
Net income (loss) available to common
   Stockholders                         $         N/A   N/A            $      N/A   $   1,480,648      14,610,610  $     0.10
                                        ==============  =============  ===========  ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  SALE  OF  CNG  ASSETS

     On September 10, 2000, the Board of Directors approved the repayment by a related party (the Buyer) of the $900,000 promissory note to the Company (the Buyer was entitled to discounts for early payment of approximately $344,000 as prescribed under the promissory note) through the exchange of 78,373 shares (shares were subsequently canceled) of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction and the promissory note had a net book value of $640,000 at that time. Therefore, the Company recorded a loss of approximately $84,000 as a result of the discount taken by the Buyer. Such amount was included in the consolidated statement of operations at July 31, 2000. The remaining note has a balance of $214,355 and is collateralized by the CNG assets and 60,809 shares of the Company's common stock owned by the Buyer. As of April 30, 2001, the Buyer has not made all of the payments as required under the note.


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following (see notes F, H and I):

                                                         April 30,     July 31,
                                                           2001          2000
                                                       ------------  ------------

LPG:
     Brownsville Terminal Facility:
        Building                                       $   173,500   $   173,500
        Terminal facilities                              3,426,440     3,426,440
        Tank Farm                                          370,845       370,845
        Midline pump station                             2,189,042             -
        Leasehold improvements                             487,467       291,409
        Capital construction in progress                    56,229     1,295,825
        Equipment                                          467,164       393,462
                                                       ------------  ------------
                                                         7,170,687     5,951,481
     US - Mexico Pipelines and Matamoros Terminal
     Facility                                           12,541,463    12,074,716

     Saltillo Terminal Facility                            799,309       785,699
                                                       ------------  ------------
                 Total LPG                              20,511,459    18,811,896
                                                       ------------  ------------
Other:
     Automobile                                             10,800        10,800
     Office equipment                                       56,266        39,615
                                                       ------------  ------------
                                                            67,066        50,415
                                                       ------------  ------------
                                                        20,578,525    18,862,311
     Less:  accumulated depreciation and amortization   (2,683,478)   (2,105,495)
                                                       ------------  ------------

                                                       $17,895,047   $16,756,816
                                                       ============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories  consist  of  the  following:

                                             April  30,  2001          July  31,  2000
                                             ----------------          ---------------
                                           Gallons        Cost       Gallons       Cost
                                         -----------  -----------  -----------  -----------
     LPG:
       Leased Pipeline and US-
         Mexico Pipelines                  1,688,778  $   938,020    1,361,850  $   736,485
       Storage:
         Brownsville Terminal Facility,
          Matamoros Terminal Facility
          and railcars leased by the
          Company                          1,035,674      575,257    1,037,290      560,964
         Markham Storage and other        10,121,586    5,621,967   11,176,125    6,025,760
                                         -----------  -----------  -----------  -----------

                                          12,846,038  $ 7,135,244   13,575,265  $ 7,323,209
                                         ===========  ===========  ===========  ===========



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

     During  December  2000,  the  Company  entered  into  agreements  (the
     Restructuring Agreements) with the holders of $5,409,000 in principal amount of the Notes providing for the restructuring of such Notes (the Restructuring). The remaining $245,000 balance of the Notes was paid.

     Under the terms of the Restructuring Agreements, the due dates for the restructured notes (the Restructured Notes) were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the New Warrants). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company is required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share in the event that the Restructured Notes are not fully repaid by June 15, 2001 (see note N).

In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (the Exercisable Shares). In the event that the Company did not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001 (or April 30, 2001, if, at the time, the Company was ineligible to utilize Form S-3 for purposes of such registration), or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the US Assets) and Mexico (the Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). The Company's President has also pledged 2,000,000 shares of common stock of the Company held by the President (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). Under the terms of the Restructured Notes, if the required security interests in all of the Collateral had not been granted and perfected by March 15, 2001, the Company was required to pay additional interest at a rate of 3% per annum from March 16, 2001 until such time as the required security interests in all of the Collateral have been granted and perfected. The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue until such time as the required security interest in all of the Collateral has been granted and perfected. In connection with the granting and perfection of the security interests in the Collateral, the Company is currently negotiating with the holders of the Restructured Notes and New Notes (see below) an additional amendment which would provide for modifications to the Collateral. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note I). PMG Capital Corp. (PMG) has agreed to serve as the collateral agent.

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

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to PMG (including cash, new warrants granted and modifications to warrants previously granted to PMG in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. The remaining portion of the unamortized discount was $1,002,041 at April 30, 2001. Total amortization of discounts related to the Notes and the Restructured Notes and included in the unaudited consolidated statements of operations was $389,440 and $1,285,477 for the three months and nine months ended April 30, 2001, respectively.

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the New Notes) due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above; and the Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which are being pledged by the Company's President as described above.

     Net  proceeds  from  the  New Notes were used for working capital purposes.

     In connection with the New Notes, PMG acted as placement agent for the Company and received cash fees totaling $69,370 and reimbursement of out of pocket expenses.

     In connection with the issuance of the New Notes and New Note Warrants, the Company recorded a discount of $349,494 related to the fair value of the New Note Warrants issued, fees paid to PMG and other costs associated with the private placement, to be amortized over the life of the New Notes. The remaining portion of the unamortized discount was $250,891 at April 30, 2001. Total amortization of discounts related to the New Notes and included in the unaudited consolidated statements of operations was $98,603 for the three and nine months ended April 30, 2001.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

LONG-TERM  DEBT
---------------


Long-term debt consists of the following:
                                                                                             April 30,    July 31,
                                                                                                2001        2000
                                                                                             ----------  ----------
Capitalized lease obligations in connection with the US - Mexico Pipelines and the
Matamoros Terminal Facility (see note I).                                                    $        -  $5,070,500

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note I).                                             1,373,143           -

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note I).                                               878,130           -

Promissory note issued in connection with the purchase of property (see notes H and I).       1,925,596           -

Contract for Bill of Sale which was extended in April 1999; due in monthly payments of
3,000, including interest at 10%; due in February 2001; collateralized by a building. Paid
during November 2000.                                                                                 -      14,347

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2001.                                                                                           157,500     202,750

Other long-term debt                                                                                  -      36,653
                                                                                             ----------  ----------
                                                                                              4,334,369   5,324,250
Current maturities                                                                              877,252   3,859,266
                                                                                             ----------  ----------
                                                                                             $3,457,117  $1,464,984
                                                                                             ==========  ==========

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor in the event that the Company defaulted under the settlement agreement.


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

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending April 30, 2001. Interest on the promissory note will be recorded when the cash is received.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     COMMON  STOCK  -  Continued
     -------------

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 200,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $602,500.

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants (Holder) to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. During January 2001, the Company received $795,000 as partial payment of the promissory note. The remaining balance of $200,000 on this note has not been paid by the Holder. The Holder is liable with full recourse to the Company and is required to provide 500,000 shares of common stock of the Company as collateral. The Company agreed to allow the Holder to pledge the 500,000 shares in connection with a bank loan of $795,000 for which the entire loan proceeds were used by the Holder to partially pay the Company.

     During December 2000, the Company issued 14,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $43,500 based on the market value of the stock issued.

     The amounts due from notes issued by officers, directors and a related party for the exercise of warrants totaling $3,761,350 plus interest have not been paid as required by the terms of the notes to the Company.

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of the Company, of which 107,470 shares were unissued as of April 30, 2001, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of the Company to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     In August 2000, the Company issued 6,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $41,438.

     In November 2000, the Company issued 4,716 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $23,583.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     STOCK  AWARD  PLAN-  Continued
     ------------------

     In December 2000, the Company entered into an agreement with a consultant whereby the Company agreed to issue 2,000 shares of common stock of the Company pursuant to the Plan for each month of service for a minimum of three months. At January 31, 2001, the Company issued 2,000 shares of its common stock in connection with this agreement. In February 2001, the agreement was terminated and the Company issued the remaining 4,000 shares of common stock of the Company due to the consultant.

     STOCK  WARRANTS
     ---------------

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors serving in the capacity as directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     BOARD  COMPENSATION  PLAN
     -------------------------

     The Board of Directors (Board) granted warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $6.94 per share to those outside directors previously elected and serving on the Board at August 1, 2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $6.69 per share, with the vesting period to commence on August 7, 2000. The exercise prices per share of the warrants issued were equal to or greater than the quoted market prices per share at the measurement dates. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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

     OTHER
     -----

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants were accounted for under the provisions of SFAS 123 and the resulting expense is being amortized over the vesting period.

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION  -  CPSC

     On March 14, 2000, CPSC International, Inc. (CPSC) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Court), Southern District of Texas, Corpus Christi Division.

     On April 27, 2000, the Company filed a complaint in the 107th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. (Cowboy) and the sole shareholder of Cowboy (Owner) alleging
     (i) fraud, (ii) aiding and abetting a breach of fiduciary duty, (iii) negligent misrepresentation, and (iv) conspiracy to defraud in connection with the construction of the US-Mexico Pipelines and Matamoros Terminal Facility and the underlying agreements thereto. The Company also alleges that Cowboy was negligent in performing its duties. The Company was seeking actual and exemplary damages and other relief. On June 9, 2000, Cowboy removed the case to the Court.

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

     On  June  2,  2000,  additional  litigation was filed in the 138th Judicial
     District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs were provided for as offsets against the purchase price in connection with the Settlement (see below). The settlement is subject to completion of the settlement documents.

     During March 2001, the Company, Cowboy and the Owner reached a settlement (the Settlement) whereby the Company purchased the remaining 50% interest owned by CPSC in the Lease Agreements and related assets resulting in 100% ownership by the Company. Under the terms of the Settlement, the parties provided mutual general releases with respect to previous disputes and claims among the parties (see note I).

     LITIGATION  -  OTHER

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

LITIGATION  -  OTHER  -  Continued

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

On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the Defendants) alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000, which was paid during April 2000, and debt in the amount of $1,908,000 (Debt). As a result, the litigation was dismissed. The Debt bears interest at 10% per annum, payable monthly in amounts equal to the minimum of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due during April 2003 (see note I).

The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

As of April 30, 2001, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes F and I).

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

     As of April 30, 2001, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $13,751,368 of which $11,299,867 was being used to secure unpaid purchases. In addition, as of April 30, 2001, the Company had borrowed $7,923,001 from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at April 30, 2001, the Company had unpaid invoices due from PMI totaling $11,913,111, cash balances maintained in the RZB Credit Facility collateral account of $162,983 and inventory held in storage of $5,621,967 (see note E). The Company's ability to use the cash held by RZB is subject to restrictions as provided for in the RZB Credit Facility.


NOTE  I  -  ACQUISITION  OF  PIPELINE  INTERESTS

     In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (Lease Agreements), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate refined products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, the Company was required to pay monthly rental payments of approximately $157,000, beginning the date that the US - Mexico Pipelines and Matamoros Terminal Facility were physically capable of transporting and receiving LPG in accordance with technical specifications required (Substantial Completion Date). In addition, the Company agreed to provide a lien on certain assets, leases and contracts which were pledged to RZB (Liens), which Liens would have required the consent of RZB, and agreed to provide CPSC with a letter of credit of approximately $1,000,000. The Company also had the option to purchase the US - Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary for $5,000,000 and $100,000, respectively. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the design, construction and maintenance of the US - Mexico Pipelines and Matamoros Terminal Facility.

     During September 1999, December 1999 and February 2000, the Company and CPSC amended the Lease Agreements whereby the Company agreed to acquire up to a 100% interest in the Lease Agreements which, the Company had acquired a 50% interest for $3,000,000 pursuant to the December 1999 amendment and provided for the substitution of the letter of credit requirement through the agreement by the Company's President to pledge 500,000 shares of common stock of the Company owned by him. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, the Company had also determined that CPSC did not comply with other obligations provided for under the Lease Agreements. Until the Settlement was completed (see below), the Company recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease (see notes D, F, H and K).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  ACQUISITION  OF  PIPELINE  INTERESTS  -  CONTINUED

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy, which provides the Company with the remaining 50% interest (100% in total as a result of the Company's prior acquisition of a 50% interest in the Lease Agreements and the assets underlying such Lease Agreements) in the portion of the pipelines, terminal facility and related land, permits or easements (the Acquired Assets) previously constructed and/or owned by CPSC and leased to the Company under the Lease Agreements between CPSC and the Company. The Court entered an order approving the Settlement. The Acquired Assets generally consist of a LPG terminal facility in Matamoros, Mexico and pipelines which connect the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (the Sold Asset). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of the reduction of the market value of the Company's common stock.

     In connection with the Settlement, the Company agreed to pay CPSC $5,800,000 (the Purchase Price) for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3,237,500. The remaining $2,562,500 was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1,462,500 (the CPSC Note) (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (the Other Note) (payable in 36 equal monthly installments of approximately $29,000, including interest at 9%). The $200,000 payment was provided from the Company's working capital and the Company expects to pay the CPSC Note and Other Note from the Company's working capital. The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is collateralized by a security interest in the U.S. portion of the pipelines comprising the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC
     Note is shared on a pari passu basis with certain other creditors of the Company (see note F). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal including approximately $2,600,000 of cash, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3,800,000 and with a remaining book value totaling approximately $1,908,000 (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1,908,000. CPSC's obligations under the Debt are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (the Remaining Obligations). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1,908,000 plus accrued and unpaid interest is included in long-term debt and the corresponding amounts required to be paid by CPSC has been recorded as a mortgage receivable (see note F). In addition to the Purchase Price above, CPSC received warrants to purchase 175,000 shares of common stock of the Company at

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  ACQUISITION  OF  PIPELINE  INTERESTS  -  CONTINUED

     an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included in the accompanying unaudited consolidated financial statements at April 30, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

     In connection with the above, the Company may be required to fund additional capital expenditures to complete the US - Mexico Pipelines and Matamoros Terminal Facility, which amount cannot presently be determined. Pursuant to the terms of the Settlement, such amounts may be offset against the CPSC Note.


NOTE  J  -  ACQUISITION  OF  MEXICAN  SUBSIDIARIES

     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its unaudited consolidated financial statements at April 30, 2001. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and included in the Company's consolidated financial statements. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.


NOTE  K  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the US-Mexico Pipelines, and own the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company. The Company is negotiating an agreement with Tergas to provide services at the Matamoros Terminal Facility and Saltillo Terminal Facility (see below) for actual costs incurred by Tergas plus 5%.

     Termatsal has completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal Facility) for an estimated cost of $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can transport LPG directly via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Saltillo Terminal Facility has not begun operations due to concerns by local residents in Saltillo. If such concerns cannot be resolved, the Company may relocate the tangible assets comprising the Saltillo Terminal Facility to a more remote location. The cost of such relocation is not expected to be material to the Company's consolidated financial statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  MEXICAN  OPERATIONS  -  CONTINUED

     Tergas leases the land on which the Saltillo Terminal Facility is located and has been granted the permit to operate the Saltillo Terminal Facility. Termatsal owns the assets comprising the Saltillo Terminal Facility. The land is leased through January 2003 for $69,000 annually. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     In connection with the planned operations of the Saltillo Terminal Facility, Termatsal had entered into lease agreements for approximately 50 railcars to transport LPG between the Brownsville Terminal Facility and the Saltillo Terminal Facility. The railcars are leased through August 2001 for $297,000 annually. The Saltillo Terminal Facility is not operational. The Company has utilized a portion of the rail cars in connection with sales of LPG to U.S. and Canadian customers.

     The operations of the Mexican Subsidiaries and Tergas are subject to the tax laws of Mexico which, among other things, require that Mexican Subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to withholding taxes.

NOTE  L  -  REALIZATION  OF  ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 23,000,000 gallons per month although a new sales agreement with PMI has not been consummated (see note M). As discussed in note A, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the Restructured Notes and the New Notes referred to in the preceding paragraph and to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal Facility and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note M), (ii) increase its customer base upon deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines, (v) obtain additional letters of credit financing, and (vi) raise additional debt and/or equity capital and (vii) resolve the uncertainties related to the Saltillo Terminal Facility.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  M  -  CONTRACTS

     LPG  BUSINESS  -  SALES  AGREEMENT  -  PMI

     The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (Old Agreements), for the annual sale of a combined minimum of 151,200,000 gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico, Saltillo, Coahuila, Mexico or alternative delivery points as prescribed under the Old Agreements.

     On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7,500,000 gallons resulting in a new annual combined minimum commitment of 158,700,000 gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (Confirmation) the following terms of a new agreement (Proposed Agreement) subject to revisions to be provided by PMI. The Confirmation provides for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins which increase annually over a three year period. Since April 2001, the Company and PMI have operated under the terms provided for in the Confirmation. During April 2001, the Company sold PMI 19,000,000 gallons of which, at the request of PMI, approximately 5,500,000 gallons were delivered to Markham Storage and the balance was delivered to the Matamoros Terminal Facility. In addition to the above prices, the Company received additional fees relating to storage and delivery of the 5,500,000 gallons to Markham storage. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     PMI currently uses the Matamoros Terminal Facility to load all LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     In connection with the Old Agreements, the Company believes that it is due an additional $10,050,000 (plus other incremental costs incurred), of which $5,607,000 has been billed to PMI through April 30, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 13,158,000 gallons) and other price adjustments as provided for under the Old Agreements based on the Company's interpretation of certain of the provisions of those agreements. PMI has not paid the amount billed. The Company will not record in its unaudited consolidated financial statements, revenues, if any, related to the above-mentioned $10,050,000 (plus other incremental costs incurred) until the amounts are agreed to by PMI or the validity of the Company's claim can be otherwise determined.

     Sales to PMI totaled approximately $95,200,000 for the nine months ended April 30, 2001, representing approximately 76.8% of total revenues for the period.

     LPG  BUSINESS  -  SALES  AGREEMENT  -  OTHER

     Beginning May 1, 2001 the Company entered into an agreement for the sale of propane which provides for the sale of approximately 3,700,000 - 5,000,000 gallons per month during the period from May 2001 through September 2001 and approximately 1,300,000 - 2,600,000 gallons per month from October 2001 through March 2002. The sales price is based on indexed variable posted prices.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  M  -  CONTRACTS  -  CONTINUED

     LPG  SUPPLY  AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made operational its Corpus Christi Pipeline (ECCPL) during September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the proper specifications outlined under the Old Agreements and then delivered into the Leased Pipeline. In connection with the ECCPL Supply, the Company agreed to supply a minimum of 7,700,000 gallons into the ECCPL during the first quarter from the date that the ECCPL became operational, approximately 92,000,000 gallons the following year and 122,000,000 gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and PG&E entered into a three year supply agreement (PG&E Supply Agreement) whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons of propane (PG&E Supply) beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, to the ECCPL (after PG&E completes construction of an interconnection), and blended to the required specifications.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL (approximately $400,000 has been paid through April 30, 2001).

     In connection with the delivery of the Koch Supply, the Company did not accept the Koch Supply because the ECCPL was not operational until September 2000. Accordingly, the Company arranged for the sale of the Koch Supply to third parties (Unaccepted Koch Supply Sales). The Company incurred additional costs in connection with the disposal of the Unaccepted Koch Supply Sales.

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the proper specifications.

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

     The Company is currently purchasing LPG from the above-mentioned suppliers (Suppliers). The Company's costs to purchase LPG (less any applicable adjustments) are below the sales prices of LPG sold to its two customers beginning in April 2001.

     The Company has entered into supply agreements for quantities of LPG totaling approximately 23,000,000 gallons per month although a new sales agreement with PMI has not been consummated.


NOTE  N  -  SUBSEQUENT  EVENT  -  NOT  SUBJECT  TO  INDEPENDENT CERTIFIED PUBLIC
     ACCOUNTANTS'  REVIEW  REPORT

     RESTRUCTURED  NOTES  AND  NEW  NOTES

     As of June 15, 2001, the Restructured Notes and New Notes have not been paid. Therefore, the exercise price of the Warrants, the New Warrants and the New Note Warrants issued to the holders of the Restructured Notes and New Notes was reduced from $3.00 per share to $2.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.

FORWARD-LOOKING  STATEMENTS

     Statements in this report regarding future events or conditions are forward-looking statements. Actual results, performance or achievements could differ materially due to, among other things, factors discussed in this report and in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. These forward-looking statements include, but are not limited to, statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the Saltillo Terminal Facility, other upgrades to our facilities, short-term obligations and credit arrangements, outcome of litigation, and other statements regarding matters that are not historical facts, and involves predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During the nine months ended April 30, 2001, the Company derived 76.8% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales prices of LPG for the three and nine months ended April 30, 2001 and 2000.

                                     Three Months Ended April 30,  Nine Months Ended April 30,
                                     ----------------------------  ---------------------------
                                           2001          2000           2001          2000
                                     --------------  ------------  -------------  ------------
Volume Sold

  LPG (millions of gallons) - PMI             46.8          31.7          136.8          102.1
  LPG (millions of gallons) - Other           16.3          14.4           49.1           14.4
                                     --------------  ------------  -------------  ------------
                                              63.1          46.1          185.9          116.5

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  APRIL  30, 2001 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2000

     Revenues. Revenues for the three months ended April 30, 2001, were $38.1 million compared with $25.7 million for the three months ended April 30, 2000, an increase of $12.4 million or 48.41%. Of this increase, $9.5 million was attributable to increased volumes of LPG sold to PMI in the three months ended April 30, 2001, $1.7 million was attributable to increased average sales prices of LPG sold to PMI in the three months ended April 30, 2001 and $1.2 million was attributable to sales of LPG to customers other than PMI in connection with the Company's desire to reduce quantities of inventory.

     Cost of goods sold. Cost of goods sold for the three months ended April 30, 2001, was $37.8 million compared with $25.9 million for the three months ended April 30, 2000, an increase of $11.9 million or 46.24%. Of this increase, $8.6 million was attributable to increased volumes of LPG sold to PMI in the three months ended April 30, 2001, $488,289 was attributable to the increase in the cost of LPG sold to PMI for the three months ended April 30, 2001, $2.5 million was attributable to cost of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the three months ended April 30, 2001, and $351,533 was attributable to increased operating costs associated with LPG during the three months ended April 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $794,416 for the three months ended April 30, 2001 compared with $844,121 for the three months ended April 30, 2000, a decrease of $49,705 or 5.9%.

     Other income (expense). Other (expense) was $(948,960) for the three months ended April 30, 2001 compared with $(709,131) for the three months ended April 30, 2000, an increase of $239,829. The increase in other expense was due primarily to increased interest costs and amortization of discounts of $205,829 associated with the issuance of debt during the three months ended April 30, 2001.

     Income tax. The Company had a net operating loss carryforward of $5.6 million at July 31, 2000 which expires in the years 2010 to 2018, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code.

NINE  MONTHS ENDED APRIL 30, 2001 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2000

     Revenues. Revenues for the nine months ended April 30, 2001, were $124.1 million compared with $60.7 million for the nine months ended April 30, 2000, an increase of $63.4 million or 104.6%. Of this increase, $24.1 million was attributable to increased volumes of LPG sold to PMI in the nine months ended April 30, 2001, $17.9 million was attributable to increased average sales prices of LPG sold to PMI in the nine months ended April 30, 2001 and $21.4 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce quantities of inventory.

     Cost of goods sold. Cost of goods sold for the nine months ended April 30, 2001, was $122.2 million compared with $58.7 million for the nine months ended April 30, 2000, an increase of $63.6 million or 108.4%. Of this increase, $22.3 million was attributable to increased volumes of LPG sold to PMI in the nine months ended April 30, 2001, $16.5 million was attributable to the increase in the cost of LPG sold to PMI for the nine months ended April 30, 2001, $23.4 million was attributable to cost of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the nine months ended April 30, 2001, and $1.4 million was attributable to increased operating costs associated with LPG during the nine months ended April 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.5 million for the nine months ended April 30, 2001 compared with $2.4 million for the nine months ended April 30, 2000, an increase of $48,256 or 2.0%.

     Other income (expense). Other income (expense) was $(2.7) million for the nine months ended April 30, 2001 compared with $2.0 million for the nine months ended April 30, 2000, a decrease of $4.7 million. The decrease in other income was due primarily to increased interest costs and amortization of discounts of $1.5 million associated with the issuance of debt during the nine months ended April 30, 2001 and a decrease of $3.0 million related to the award from litigation, which was recorded during the nine months ended April 30, 2000.

     Income tax. The Company had a net operating loss carryforward of $5.6 million at July 31, 2000, which expires in the years 2010 to 2018, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code.


LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception in 1992, has used cash in operations, and has had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility or due to storage limitations at Markham Storage. The Company depends heavily on sales to one major customer for which a new sales agreement has not been consummated. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the nine months ended April 30, 2001 and 2000. All information is in thousands.

                                                        Nine Months Ended
                                                       -------------------
                                                      April 30,     April 30,
                                                        2001          2000
                                                     -----------  -----------
Net cash provided by (used in) operating activities  $  ( 3,589)  $      133
Net cash used in investing activities . . . . . . .     ( 2,026)     (10,585)
Net cash provided by financing activities . . . . .       5,735       10,615
                                                     -----------  -----------
Net increase in cash. . . . . . . . . . . . . . . .  $      120   $      163
                                                     ===========  ===========

     Sales Agreement - PMI. The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico or alternative delivery points as prescribed under the Old Agreements.

     On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual combined minimum commitment of 158.7 million gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing ("Confirmation") the following terms of a new agreement ("Proposed Agreement") subject to revisions to be provided by PMI. The Confirmation provides for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins which increase annually over a three year period. Since April 2001, the Company and PMI have operated under the terms provided for in the Confirmation. During April 2001, the Company sold PMI 19.0 million gallons of which, at the request of PMI, approximately 5.5 million gallons were delivered to Markham Storage and the balance was delivered to the Matamoros Terminal Facility. In addition to the above prices, the Company received additional fees relating to storage and delivery of the 5.5 million gallons to Markham storage. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     PMI currently uses the Matamoros Terminal Facility to load all LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     In connection with the Old Agreements, the Company believes that it is due an additional $10.1 million (plus other incremental costs incurred), of which $5.6 million has been billed to PMI through April 30, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately
13.2 million gallons) and other price adjustments as provided for under the Old Agreements based on the Company's interpretation of certain of the provisions of those agreements. PMI has not paid the amount billed. The Company will not record in its unaudited consolidated financial statements, revenues, if any, related to the above-mentioned $10.1 million (plus other incremental costs incurred) until the amounts are agreed to by PMI or the validity of the Company's claim can be otherwise determined.

     Sales to PMI totaled approximately $95.2 million for the nine months ended April 30, 2001, representing approximately 76.8% of total revenues for the period.

     Sales Agreement - Other. Beginning May 1, 2001 the Company entered into an agreement for the sale of propane which provides for the sale of approximately
3.7 - 5.0 million gallons per month during the period from May 2001 through September 2001 and approximately 1.3 - 2.6 million gallons per month from October 2001 through March 2002. The sales price is based on indexed variable posted prices.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment").  The  purchase  price  is  indexed  to  variable  posted  prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made operational its Corpus Christi Pipeline (the "ECCPL") during September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the proper specifications outlined under the Old Agreements and then delivered into the Leased Pipeline. In connection with the ECCPL Supply, the Company agreed to supply a minimum of
7.7 million gallons into the ECCPL during the first quarter from the date that the ECCPL became operational, approximately 92.0 million gallons the following year and 122.0 million gallons each year thereafter and continuing for four years. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and PG&E NGL Marketing, L.P. ("PG&E") entered into a three year supply agreement (the "PG&E Supply Agreement") whereby PG&E has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "PG&E Supply") beginning in October 1999. The purchase price is indexed to variable posted prices.

     Under the terms of the PG&E Supply Agreement, the PG&E Supply will be delivered to either the Leased Pipeline or, in the future, the ECCPL (after PG&E completes construction of an interconnection), and blended to the required specifications.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL (approximately $400,000 has been paid through April 30, 2001).

     In connection with the delivery of the Koch Supply, the Company did not accept the Koch Supply because the ECCPL was not operational until September 2000. Accordingly, the Company arranged for the sale of the Koch Supply to third parties (the "Unaccepted Koch Supply Sales"). The Company incurred additional costs in connection with the disposal of the Unaccepted Koch Supply Sales.

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the proper specifications.

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

     The Company has entered into supply agreements for quantities of LPG totaling approximately 23.0 million gallons per month although a new sales agreement with PMI has not been consummated.

The Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, PG&E Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in costs of LPG or LPG volumes purchased by PMI. Upon the implementation of Deregulation, if ever, the Company anticipates entering into contracts with Mexican distributors which require payments in pesos. Furthermore, there can be no assurance that Deregulation would be as favorable to the Company. In addition, the Mexican distributors may be limited in their ability to obtain adequate financing.

     The ability of the Company to increase sales of LPG into Mexico in the future is largely dependent on the Company's ability to negotiate future contracts with PMI and/or with local Mexican distributors if Deregulation in Mexico is implemented. In addition, there can be no assurance that the Company will be able to obtain terms equal to or more favorable than those experienced in the past. In the event that the Company is unable to meet its intended LPG sales objectives, then the Company may incur significant losses.

     Breakdowns along the planned distribution route for the LPG once purchased from the Suppliers, may limit the ability of the Company to accept or deliver the Plant Commitment, the ECCPL Supply, the PG&E Supply, the Koch Supply, and the Duke Supply.

     As a result of the Exxon Supply Contract, the PG&E Supply Agreement, the Koch Supply Contract and the Duke Supply Contract, the Company has more than an adequate supply of LPG to satisfy the requirements of the Proposed Agreement with PMI and sales to other customers. However, from September 2002 through March 2003, some of the above contractual supply agreements will expire. The Company believes it will be able to extend these contracts.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline beginning January 1, 2001 until its expiration is $1.0 million. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease the Company may reserve up to 12.6 million gallons of storage through December 31, 2001 and may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     Upgrades. The Company intends to further contract in the near future for design, construction and installation of several projects which, when completed, will increase its current pipeline and storage capacity, enhance its existing pipeline and terminal facilities or expand its ability to accept or deliver LPG supply (the "Upgrades").

     Acquisition of Pipeline Interests. On March 30, 2001, the Company completed a settlement with CPSC International, Inc. ("CPSC") and Cowboy Pipeline Service Company, Inc. ("Cowboy"), which provides the Company with the remaining 50% interest (100% in total as a result of the Company's prior acquisition of a 50% interest in the two separate Lease/Installation Purchase
Agreements, as amended (the "Lease Agreements") and the assets underlying such Lease Agreements) in the portion of the pipelines, terminal facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company under the Lease Agreements between CPSC and the Company. The Court entered an order approving the Settlement. The Acquired Assets generally consist of a LPG terminal facility in Matamoros, Mexico and pipelines which connect the Company's Brownsville Terminal Facility to the Matamoros Terminal Facility. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (the "Sold Asset"). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of the reduction of the market value of the Company's common stock.

     In connection with the Settlement, the Company agreed to pay CPSC $5.8 million (the "Purchase Price") for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3.2 million. The remaining $2.6 million was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1.5 million (the "CPSC Note") (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (the "Other Note") (payable in 36 equal monthly installments of approximately $29,000, including interest at 9%). The $200,000 payment was provided from the Company's working capital and the Company expects to pay the CPSC Note and Other Note from the Company's working capital. The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is collateralized by a security interest in the U.S. portion of the pipelines comprising the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see note F). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal including approximately $2.6 million of cash, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3.8 million and with a remaining book value totaling approximately $1.9 million (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1.9 million. CPSC's obligations  under  the  Debt  are  to be paid by the Company to the extent that there  are  amounts  owed  by  the  Company  under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (the "Remaining Obligations"). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1.9 million plus accrued and unpaid interest is included in long-term debt and the corresponding amounts required to be paid by CPSC has been recorded as a mortgage receivable (see note F). In addition to the Purchase Price above, CPSC received warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included in the accompanying unaudited consolidated financial statements at April 30, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

     In connection with the above, the Company may be required to fund additional capital expenditures to complete the US - Mexico Pipelines and Matamoros Terminal Facility, which amount cannot presently be determined. Pursuant to the terms of the Settlement, such amounts may be offset against the CPSC Note.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its unaudited consolidated financial statements at April 30, 2001. Since inception the operations of the Mexican Subsidiaries have been funded by the Company.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a consolidated entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the US-Mexico Pipelines, and own the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company. The Company is negotiating an agreement with Tergas to provide services at the Matamoros Terminal Facility and Saltillo Terminal Facility for actual costs incurred by Tergas plus 5%.

     Termatsal has completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility") for an estimated cost of $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal

Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can transport LPG directly via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Saltillo Terminal Facility has not begun operations due to concerns by local residents in Saltillo. If such concerns cannot be resolved, the Company may relocate the tangible assets comprising the Saltillo Terminal Facility to a more remote location. The cost of such relocation is not expected to be material to the Company's consolidated financial statements.

     Tergas leases the land on which the Saltillo Terminal Facility is located and has been granted the permit to operate the Saltillo Terminal Facility. Termatsal owns the assets comprising the Saltillo Terminal Facility. The land is leased through January 2003 for $69,000 annually. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     In connection with the planned operations of the Saltillo Terminal Facility, Termatsal had entered into lease agreements for approximately 50 railcars to transport LPG between the Brownsville Terminal Facility and the Saltillo Terminal Facility. The railcars are leased through August 2001 for
$297,000 annually. The Saltillo Terminal Facility is not operational. The Company has utilized a portion of the railcars in connection with sales of LPG to U.S. and Canadian customers.

     The operations of the Mexican Subsidiaries and Tergas are subject to the tax laws of Mexico which, among other things, require that Mexican Subsidiaries of foreign entities comply with transfer pricing rules, the payment of income and/or asset taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to withholding taxes.

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

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities will be prohibited from participating in the distribution of LPG in Mexico. Upon the completion of Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law a consolidated entity is not permitted to participate in more than one of the defined LPG activities
(transportation, storage and distribution). The Company expects to sell LPG directly to independent Mexican distributors as well as PMI. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is sold at the United States-Mexico border.

     Credit Arrangements. As of April 30, 2001, the Company has a $20.0 million credit facility with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit ("RZB Credit Facility") to finance the Company's purchase of LPG. In connection with the RZB Credit Facility, RZB entered into a participation agreement with Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit
Facility, RZB has sole and absolute discretion to terminate the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a mortgage, security interest and assignment in any and all of the Company's real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes F, H and I to the unaudited consolidated financial statements).

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

     As of April 30, 2001, letters of credit established under the RZB Credit Facility in favor of Exxon, PG&E, Duke and Koch for purchases of LPG totaled $13.8 million of which $11.3 million was being used to secure unpaid purchases. In addition, as of April 30, 2001, the Company had borrowed $7.9 million from its revolving line of credit under the RZB Credit Facility for purchases of LPG. In connection with these purchases, at April 30, 2001, the Company had unpaid invoices due from PMI totaling $11.9 million, cash balances maintained in the RZB Credit Facility collateral account of $162,983 and inventory held in storage of $5.6 million (see note E to the unaudited consolidated financial statements). The Company's ability to use the cash held by RZB is subject to restrictions as provided for in the RZB Credit Facility. The RZB Credit Facility funds the Company based on the value of cash, accounts receivable and inventory in excess of supplier obligations in connection with its LPG activities ("Net Assets"). In the event that the Company maintains inventory during periods of falling LPG prices, to the extent that the Net Assets are less than zero, the Company may not receive additional funds from the RZB Credit Facility until such deficit is restored and/or the Company may be obligated to pay RZB the amount of the shortfall.

     Private Placements and Other Transactions. From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") which were due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million (see below). Interest at 9% was due and paid on June 15, 2000, and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002.

     During December 2000, the Company also entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the Notes providing for the restructuring of such remaining Notes (the "Restructuring"). The remaining $245,000 balance of the Notes was paid.

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

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the

Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company is required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share in the event that the Restructured Notes are not fully repaid by June 15, 2001. As of June 15, 2001, the Restructured Notes and New Notes have not been paid. Therefore, the exercise price of the Warrants, the New Warrants and the New Note Warrants issued to the holders of the Restructured Notes and New Notes was reduced from $3.00 per share to $2.50 per share.

     In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (the "Exercisable Shares"). In the event that the Company did not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001 (or April 30, 2001, if, at the time, the Company was ineligible to utilize Form S-3 for purposes of such registration), or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company held by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). Under the terms of the Restructured Notes, if the required security interests in all of the Collateral had not been granted and perfected by March 15, 2001, the Company was required to pay additional interest at a rate of 3% per annum from March 16, 2001 until such time as the required security interests in all of the Collateral have been granted and perfected. The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue until such time as the required security interest in all of the Collateral has been granted and perfected. In connection with the granting and perfection of the security interests in the Collateral, the Company is currently negotiating with the holders of the Restructured Notes and New Notes (see below) an additional amendment which would provide for modifications to the Collateral. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note I to the unaudited consolidated financial statements). PMG Capital Corp. (PMG) has agreed to serve as the collateral agent.

     During August 2000 and September 2000, the Company issued 12,500 shares and 100,000 shares of common stock of the Company, respectively, in connection with the settlement of litigation.

     In August 2000 the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

     The Board of Directors (Board) granted warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $6.94 per share to those outside directors previously elected and serving on the Board at August 1, 2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $6.69 per share, with the vesting period to commence on August 7, 2000.

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity during the quarter ending April 30, 2001. Interest on the promissory note will be recorded when the cash is received.

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

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants (Holder) to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. During January 2001, the Company received $795,000 as partial payment of the promissory note. The remaining balance of $200,000 on this note has not been paid by the Holder. The Holder is liable with full recourse to the Company and is required to provide 500,000 shares of common stock of the Company as collateral. The Company agreed to allow the Holder to pledge the 500,000 shares in connection with a bank loan of $795,000 for which the entire loan proceeds were used by the Holder to partially pay the Company.

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

     The amounts due from notes issued by officers, directors and a related party for the exercise of warrants totaling $3.8 million plus interest have not been paid as required by the terms of the notes to the Company.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Settlement of Litigation - CPSC. On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. ("Cowboy") and the Company alleging that
Cowboy  and  the  Company  had  illegally  trespassed  in  connection  with  the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC International, Inc. ("CPSC") intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for which substantially all of the costs were provided for as offsets against the purchase price in connection with the Settlement (see below). The settlement is subject to completion of the settlement documents.

     During March 2001, the Company, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company purchased the remaining 50% interest owned by CPSC in the Lease Agreements and related assets resulting in 100% ownership by the Company. Under the terms of the Settlement, the parties provided mutual general releases with respect to previous disputes and claims among the parties (see note I to the unaudited consolidated financial statements).

     Other Litigation. On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million ("Debt"). As a result, the litigation was dismissed. The Debt bears interest at 10% per annum, payable monthly in amounts equal to the minimum of $15,000 or $.001 for each gallon that flows through the US Pipeline with a balloon payment due during April 2003 (see note I to the unaudited consolidated financial statements).

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

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, and has had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating final documents with the creditors for the required security agreements. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility or due to storage limitations at Markham storage. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 23.0 million gallons per month although a new sales agreement with PMI has not been consummated (see note M to the unaudited consolidated financial statements). As discussed in note A to the unaudited consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the Restructured Notes and the New

Notes referred to in the preceding paragraph and to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal Facility and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note M to the unaudited consolidated financial statements), (ii) increase its customer base upon deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Terminal Facility, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital and (vii) resolve the uncertainties related to the Saltillo Terminal Facility.

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

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

     The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting on their review, accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

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

PART  II

ITEM 1.   LEGAL  PROCEEDINGS

          See Note H to the accompanying unaudited consolidated financial statements and Note M to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          See Note G to the accompanying unaudited consolidated financial statements and Note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000, for information concerning certain sales of Securities.

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

               Reference is made to the Company's Form 8-K filed on April 6, 2001, regarding the Company's Settlement with CPSC on March 30, 2001 which provides for the Company's acquisition of the remaining 50% interest in the US - Mexican Pipelines and Matamoros Terminal Facility (see note I to the accompanying unaudited consolidated financial statements).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           PENN  OCTANE  CORPORATION



June 19, 2001              By:   /s/Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                     Chief  Financial  Officer