Form 10-K
period 2001-07-31
PENN OCTANE CORP
filed 2001-11-13
CIK 893813

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

        For  the  fiscal  year  ended  July 31, 2001

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,240,518 as of October 12, 2001. The last reported sale price of the Registrant's Common Stock was $4.15 per share as reported on the Nasdaq SmallCap Market on October 12, 2001.

     The number of shares of Common Stock, par value $.01 per share, outstanding on October 12, 2001 was 14,778,944.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholder's (to be filed subsequently) are incorporated by reference into Part III.

                                  TABLE OF CONTENTS


          ITEM                                                                  PAGE NO.
          ----                                                                  --------
Part I      1.  Business                                                           3

            2.  Properties                                                        13

            3.  Legal Proceedings                                                 15

            4.  Submission of Matters to a Vote of Security Holders               16

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                               17

            6.  Selected Financial Data                                           19

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         20

           7A.  Quantitative and Qualitative Disclosures About Market Risks       32

            8.  Financial Statements and Supplementary Data                       33

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                          72

Part III   10.  Directors and Executive Officers of the Registrant                73

           11.  Executive Compensation                                            73

           12.  Security Ownership of Certain Beneficial Owners and Management    73

           13.  Certain Relationships and Related Transactions                    73

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  74

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as those discussed elsewhere in this Annual Report. We caution you, however, that this list of factors may not be complete.

ITEM 1.   BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects Exxon Mobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the "ECCPL"), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21.0 million gallons of storage, located in Markham, Texas ("Markham"), as well as other potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant. The Company also has up to 8.4 million gallons of available storage at Mont Belvieu.

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

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of the Company's access to pipelines and terminal facilities which allow the Company to bring supplies of LPG close to consumers of LPG in major cities in that region. The Company sells LPG primarily to P.M.I. Trading Limited ("PMI"). PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Since operations commenced, the Company's primary customer for LPG has been PMI.

     In March 1997, the Company, through its wholly-owned subsidiary PennWilson CNG, Inc., a Delaware corporation ("PennWilson"), acquired certain assets, including inventory, equipment and intangibles, from Wilson Technologies Incorporated ("WTI"), a company formerly engaged in the design, construction, installation and maintenance of turnkey CNG fueling stations, hired certain of WTI's former employees and commenced operations for the provision of equipment and services used in the CNG industry. In May 1999, the Company discontinued operation of its CNG business and most of the Company's CNG assets were sold (see note D to the consolidated financial statements).

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

     The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico increased from an average of 385.7 million gallons per month in 2000 to an average of 407.6 million gallons per month from January 1, 2001 to August 31, 2001, an estimated annual increase of 5.7%. The future of LPG in Mexico continues to favor the Company for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity and such short fall is expected to increase (ii) limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company is able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the Leased Pipeline, the US - Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. With the commencement of operations of the Matamoros Terminal Facility in April 2000, the Company reduced its exposure to the previous logistical inefficiencies and sales limitations of its Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville. The Company believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by it for the importation of LPG. The Company believes that the Matamoros Terminal Facility and the Saltillo Terminal Facility (in the future as defined below) enhances its strategic position for the sale of LPG in northeastern Mexico.

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

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on October 15, 2003. Currently, substantially all of the Company's LPG supply is received by the Leased Pipeline, flows through pipelines, pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by the Company to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility cannot be used. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel. The Company intends to complete upgrades (see below) which would allow the Company to utilize the water dock facility for the loading or offloading of barges of LPG or other products. The railroad loading facilities are currently being used by the Company for sales of LPG to other US or Canadian customers and to provide the Company with increased flexibility in managing its LPG supplies and sales.

      The Company anticipates renewing the Brownsville Lease prior to its expiration. The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants of the Brownsville Lease, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

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

     On July 2, 1998, Penn Octane de Mexico, S.A. de C.V. ("PennMex") (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") [collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US - Mexico Pipelines"] from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

     The principal construction of the US - Mexico Pipelines and the Matamoros Terminal Facility was performed by CPSC International, Inc. ("CPSC") under two separate Lease / Installation Purchase Agreements, as amended (the "Lease Agreements") between CPSC and the Company. During December 1999, the Company and CPSC amended the Lease Agreements whereby the Company acquired a 50% interest for $3.0 million and had the option to acquire the remaining 50% interest in the Lease Agreements. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code.

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy Pipeline Service Company, Inc. ("Cowboy"), an affiliate of CPSC, which provided the Company with the remaining 50% interest in the portion of the US - Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company (see note M to the consolidated financial statements).

     The Company's Mexican subsidiaries, PennMex and Termatsal, S.A. de C.V ("Termatsal"), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility and the Company's affiliate Tergas, S.A. de C.V. ("Tergas") has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

     US - Mexico Pipelines. The Company's US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 25 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can flow product bi-directionally and can accommodate LPG or Refined Products.

     The Matamoros Terminal Facility. The Company's Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US - Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and the Company believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG and there are plans to install additional storage capacity totaling approximately 630,000 gallons. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to the Company's Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US - Mexico Pipelines which connect to the Leased Pipelines at the Brownsville Terminal Facility.

     OTHER. The Company's other facilities and pending projects which may expand the Company's business activities are as follows:

     The Saltillo Terminal Facility. Termatsal has completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility"). The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Company believes that by having the capability to deliver LPG to the Saltillo Terminal Facility, the Company will be able to further penetrate the Mexican market for the sale of LPG. The Saltillo Terminal Facility has not begun operations due to concerns by local residents in Saltillo. If such concerns cannot be resolved, the Company may relocate the tangible assets comprising the Saltillo Terminal Facility to a remote location. The cost of such relocation is not expected to be material to the Company's consolidated financial statements.

     The Tank Farm. The Company owns four storage tanks capable of storing approximately 12.6 million gallons of Refined Products. The Company leases the land on which the Tank Farm is located from the District under a lease agreement that expires in January 2005. The Company intends to construct additional piping to the Tank Farm which would connect the Brownsville Terminal Facility, the Tank Farm and the water dock facilities at the Brownsville Ship Channel.

     Upgrades. The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the District's water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2.0 million. The Company had employed a firm to provide the design and engineering for this project.

     THE LEASED PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Dow Hydrocarbons and Resources, Inc. ("Dow"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility (the "Leased Pipeline"). As provided for in the Pipeline Lease, the Company has the right to use the Leased Pipeline solely for the transportation of LPG and refined products belonging only to the Company and not to any third party.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, access up to 21.0 million gallons of storage located in Markham as well as other potential propane pipeline exchange suppliers via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant (see note L to the consolidated financial statements). The Company's ability to utilize the storage at Markham is subject to the hydraulic and logistic capabilities of that system. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     The Company has recently completed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The
Company anticipates the mid-line pump station will be utilized in the near future. The Leased Pipeline's capacity is estimated to be between 300 million gallons per year and 360 million gallons per year.

     The Company intends to obtain additional lease extensions for the Leased Pipeline, which would enable the Company to maintain its LPG business beyond the term of the Pipeline Lease Amendment.

     THE ECCPL PIPELINE. In connection with the Company's supply agreement with Exxon, the Company was granted access to Exxon's twelve-inch pipeline which connects from Exxon's Viola valve station in Nueces County, Texas (near Corpus Christi, Texas) to the inlet of the King Ranch Gas Plant (the "ECCPL Pipeline") as well as existing other potential propane pipeline suppliers which have the ability to access the ECCPL. Under the terms of the agreement, Exxon has agreed to make available space in the ECCPL for up to 420,000 gallons per day for the Company's use.

     DISTRIBUTION. Until March 2000, all of the LPG from the Leased Pipeline had been delivered to the Company's customers at the Brownsville Terminal Facility and then transported by truck to the United States Rio Grande Valley and northeastern Mexico by the customers or by railcar to customers in the United States and Canada. From April 2000 through February 2001, the Company began operating the Matamoros Terminal Facility, whereby a portion of the LPG sold to PMI was delivered through the US - Mexico Pipelines to the Matamoros
Terminal  Facility  for  further  distribution  by truck in northeastern Mexico.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG SALES TO PMI. The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico or alternate delivery points as prescribed under the Old Agreements.

     On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual combined minimum commitment of 158.7 million gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (the "Confirmation") the following terms of a new agreement (the "Proposed Agreement") effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. Since April 1, 2001, the Company and PMI have operated under the terms provided for in the Confirmation. From April 1, 2001 through July 31, 2001, the Company sold to PMI approximately 26.6 million gallons (the "Sold LPG") for which PMI has not taken delivery. The
Company received the posted price plus other fees on the sold LPG but has not received the fixed margin referred to in the Confirmation (see note B9. to the consolidated financial statements). At July 31, 2001, the obligation to deliver  LPG  totals  approximately  $11.5  million  related to such sales.  The
Company  and  PMI  are  negotiating  the  revisions  of  the Proposed Agreement.

     Revenues from PMI totaled approximately $112.0 million for the year ended July 31, 2001, representing approximately 74% of total revenues for the period.

     ACQUISITION OF MEXICAN SUBSIDIARIES. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company and the remaining balance is owned by another officer and a consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     DEREGULATION OF THE LPG INDUSTRY IN MEXICO. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Articulo 27 Constitutional en el Ramo del Petroleos (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), and Ley Organica del Petroleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petroleos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage and distribution). The Company or its affiliates expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a permit from the Mexican government to import LPG. Tergas also received authorization from Mexican custom authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     Although by virtue of the permit, Tergas is currently able to import LPG into Mexico, the Mexican government has asked Tergas to defer use of the permit and as a result the Company has not sold LPG to distributors other than PMI. As a result of the foregoing it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company.

     LPG SUPPLY. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). Through July 31, 2001, under the Exxon Supply Contract, Exxon has supplied an average of approximately 11.5 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company has agreed to flow a minimum of
122.0 million gallons per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso") beginning in October 1999. The purchase price is indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. Through July 31, 2001, under the Koch Supply Contract, Koch has supplied an average of approximately 6.0 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL
(approximately  $600,000  has  been  paid  through  July  31,  2001).

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the required specifications.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above the Company has entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 gallons per month) although a new sales agreement with PMI has not been consummated.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, El Paso Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

COMPETITION

     LPG. The Company competes with several major oil and gas and trucking companies and other foreign suppliers of LPG for the export of LPG to Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company.

     The Company competes in the supply of LPG on the basis of service, price and volume. As such, LPG providers who own or control their LPG supply may have a competitive advantage over their competitors. As a result of the Supply Contracts, the Company believes that it has committed to purchase a significant amount of the LPG supply available in south Texas which could be delivered competitively to northeastern Mexico.

     Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their rates to levels lower than those charged by the Company. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the ECCPL, the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over the Company's competitors.

     The Company believes that its ECCLP, Leased Pipeline, the US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility, the Matamoros Terminal Facility and the Saltillo Terminal Facility, leave it well positioned to successfully compete for LPG supply contracts with PMI and, upon Deregulation, if ever, with local distributors in northeastern Mexico.

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

     Certain of the Company's United States operations are subject to regulation by the Texas Railroad Commission and/or the United States Department of Transportation. The Company believes it is in compliance with all applicable regulations. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects would not be significant.

EMPLOYEES

     As of July 31, 2001, the Company has 20 employees, including two in finance, four in sales, seven in administration and seven in production. In addition, the Company's Mexican affiliate has employees which provide services in Mexico to the Company. The Company retains subcontractors and consultants in connection with its operations.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

     Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows for the fiscal years ended July 31,:

                                           1999        2000         2001
                                        ----------  -----------  -----------
                     U.S.               $2,598,875  $ 9,628,025  $11,521,638
                     Mexico                572,775    7,128,791    6,738,746
                                        ----------  -----------  -----------
                            Total       $3,171,650  $16,756,816  $18,260,384
                                        ==========  ===========  ===========

ITEM  2.     PROPERTIES.

     As of July 31, 2001, the Company owned, leased or had access to the following facilities:

                                                                           APPROXIMATE          LEASE, OWN
LOCATION                              TYPE OF FACILITY                         SIZE            OR ACCESS(2)
-----------------------  ------------------------------------------  ------------------------  ------------

Brownsville, Texas       Pipeline interconnection and railcar and    16,071 bbls of storage    Owned(1)(8)
                         truck loading facilities, LPG storage
                         facilities, on-site administrative offices

                         Land                                        31 acres                  Leased(1)

Brownsville, Texas       Brownsville Terminal Facility building      19,200 square feet        Owned(1)(8)

Extending from Kleberg   Seadrift Pipeline                           132 miles                 Leased(3)
County, Texas to
Cameron County, Texas

Markham, Texas           Salt Dome Storage                           500,000 bbls of  storage  Access(3)

Markham, Texas to King   Seadrift Pipeline                           155 mile pipeline         Access(3)
Ranch Plant

Extending from Nueces    ECCPL Pipeline                              46 miles                  Access(6)
County, Texas to King
Ranch Plant

Saltillo, Mexico         Railcar and truck loading facilities,       53,820 square feet        Owned(7)
                         LPG storage facilities, on-site
                         administration offices

Extending from           US-Mexico Pipelines                         25 miles                  Owned
Brownsville, Texas to
Matamoros, Mexico

Matamoros, Mexico        Pipeline interconnection, LPG truck         35 acres                  Owned
                         loading facilities, LPG storage
                         facilities, on-site administration office

Brownsville, Texas       Land                                        12 acres                  Leased(5)
                         Pipeline interconnection, Refined           300,000 bbls of           Owned(5) (9)
                         Products storage tanks                      storage

Palm Desert, California  Penn Octane Corporation Headquarters        3,400 square feet         Leased(4)


_____________

(1)     The  Company's lease with respect to the Brownsville Terminal Facility expires on October 15, 2003.
(2)     The  Company's  assets  are  pledged  or  committed  to  be pledged as collateral (see notes to the consolidated  financial  statements).
(3)     The  Company's  lease  with  Seadrift  expires  December  31,  2013.
(4)     The Company's lease with respect to its headquarters offices expires October 31, 2002.  The monthly lease  payments  approximate  $3,000  a  month.
(5)     The  Company's  lease  with  respect  to  the  Tank  Farm  expires  in  January  2005.
(6)     The Company's use of the ECCPL is pursuant to the Exxon Supply Contract, which expires on September
        30,  2009.
(7)     These  assets  are  located  on  land leased by Tergas.  The lease agreement expires on January 31,
        2003,  with  an  option  to  renew  annually  thereafter.
(8)     The  facilities  can  be  removed  upon  termination  of  the  lease.
(9)     The  storage  tanks  can  be  removed  upon  termination  of  the  lease.

For information concerning the Company's operating lease commitments, see note L to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

     LITIGATION  -  CPSC

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

          On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company's use of the US-Mexico Pipelines and escrow of all income related to use of the US-Mexico Pipelines, (ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the avoidance of the addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreements (see note M to the consolidated financial statements) and the September 1999 agreements.

          During May 2000, the Company filed a motion with the Court seeking to appoint a Chapter 11 Trustee and the Company also filed a complaint with the Court seeking a declaratory judgment stating that the US Pipelines be held in trust for the benefit of the Company and that the US Pipelines are no longer the assets of the bankruptcy estate.

          On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for $342,305, substantially all of which was provided through offsets against the purchase price in connection with the Settlement (see below).

          During March 2001, the Company, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company purchased the remaining 50% interest owned by CPSC in the Lease Agreements and related assets resulting in 100% ownership of the US-Mexico Pipelines and the Matamoros Terminal Facility by the Company. Under the terms of the Settlement, the parties provided mutual general releases with respect to previous disputes and claims among the parties (see note M to the consolidated financial statements).

     LITIGATION  -  OTHER

          On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. The total settlement costs recorded by the Company at July 31, 1999, was $456,300. The parties had agreed to extend the date on which the payments were required in connection with the settlement including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

          On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

          In November 2000, the litigation between the Company and A.E. Schmidt Environmental was settled in mediation for $100,000 without admission as to fault.

          During August 2000, the Company and WIN Capital Corporation ("WIN") settled litigation whereby the Company issued WIN 12,500 shares of common stock of the Company. The value of the stock, totaling approximately $82,000 at the time of settlement, was recorded in the Company's consolidated financial statements at July 31, 2000.

          On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note M to the consolidated financial statements).

          On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

          On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V., (the "Plaintiff') which contracts with PMI for LPG testing services filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The Company has no contract with the Plaintiff and, therefore, believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

          The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     AWARD  FROM  LITIGATION

          For the years ended July 31, 1999 and 2000, the Company recognized gains of $987,114, and approximately $3.0 million, respectively, which represent the amounts of an Award from litigation from a lawsuit that originated in 1994.



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

                                              LOW      HIGH
                                             ------  --------
FISCAL YEAR ENDED JULY 31, 2000:
First Quarter . . . . . . . . . . . . . .    $2.375  $ 4.281
Second Quarter. . . . . . . . . . . . . .     3.375    7.875
Third Quarter . . . . . . . . . . . . . .     6.500   10.938
Fourth Quarter. . . . . . . . . . . . . .     6.375    8.875

FISCAL YEAR ENDED JULY 31, 2001:
First Quarter . . . . . . . . . . . . . .    $3.500  $ 7.375
Second Quarter. . . . . . . . . . . . . .     2.250    5.250
Third Quarter . . . . . . . . . . . . . .     2.437    4.500
Fourth Quarter. . . . . . . . . . . . . .     2.650    3.990


     On October 12, 2001, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $4.15 per share. On October 12, 2001, the Company had 14,778,944 shares of common stock outstanding and approximately 307 holders of record of the common stock.

     The Company has not paid and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The Board granted warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $6.94 per share to an outside director on August 1, 2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $6.69 per share, with the vesting period to commence on August 7, 2000.

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years.

     During August 2000 and September 2000, the Company issued 12,500 and 100,000 shares, respectively, of common stock of the Company in connection with settlement of litigation.

     During September 2000, the Company issued 3,480 shares of common stock of the Company in satisfaction of registration rights penalties.

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

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants (the "Holder") to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. During January 2001, the Company received $795,000 as partial payment of the promissory note. The remaining balance of $200,000 on this note has not been paid by the Holder. The Holder is liable with full recourse to the Company and is required to provide 500,000 shares of common stock of the Company as collateral. The Company agreed to allow the Holder to pledge the 500,000 shares in connection with a bank loan of $795,000 which was used by the Holder to partially repay the Company.

     As a bonus to a director and officer of the Company, during November 2000, the Company granted warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $7.00 per share exercisable for five years. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date.

     During December 2000, the Company entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the notes (the "Notes") providing for the restructuring of such Notes (the "Restructuring") (see note I to the consolidated financial statements). Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of up to 676,137 warrants (the "Warrants") to purchase shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company was required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share because the Restructured Notes were not fully repaid by June 15, 2001 (see note I to the consolidated financial statements).

     PMG Capital Corp. ("PMG") acted as financial advisor for the restructuring of $4.4 million in principal amount of the Restructured Notes. PMG received fees consisting of $131,520 in cash and warrants to purchase 50,000 shares of common stock of the Company with terms similar to the terms of the New Warrants. The Company also agreed to modify and extend the exercise date of warrants to purchase 114,375 shares of common stock of the Company originally issued to PMG in connection with the original issuance of the Notes with the same terms as those which were modified in the Warrants in connection with the Restructuring Agreements.

     During December 2000, the Company issued 15,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $47,500 based on the market value of the stock issued.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above.

     In connection with the Settlement, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included as part of the cost of the Acquired Assets in the accompanying consolidated financial statements at July 31, 2001 (see note M to the consolidated financial statements).

     During July 2001, warrants to purchase a total of 15,000 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $37,500.

     During August 2001, the Board granted warrants to purchase 10,000 and 20,000 shares of common stock of the Company at exercise prices of $3.99 and $4.05 per share to outside directors.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling $614,833 was paid by reduction of the outstanding debt and interest relating to the New Notes and the Restructured Notes.

     The above transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM  6.     SELECTED  FINANCIAL  DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 2001, have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per share data.

                                                                                      Year Ended July 31,
                                                                -----------------------------------------------------------
                                                                    1997          1998         1999      2000       2001
                                                                ------------  ------------  ----------  -------  ----------
Revenues                                                        $  29,699(1)  $  30,801(1)  $35,338(1)  $98,515  $ 150,700

Income (loss) from continuing operations                           (2,886)       (2,072)      1,125       1,461     (8,094)

Net income (loss)                                                  (2,923)       (3,744)        545       1,461     (8,094)

Net income (loss) from continuing operations per common share        (.48)         (.25)        .11         .11       (.57)

Net income (loss) per common share                                   (.48)         (.43)        .05         .11       (.57)

Total assets                                                        5,496         6,698       8,909      31,537  $  40,294

Long-term obligations                                               1,113            60         259       1,465      3,274

(1)  The  operations of PennWilson for the period from February 12, 1997 (date of incorporation) through May 25, 1999, the date operations were discontinued, are presented in the consolidated financial statements as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2001) refer to the Company's fiscal year ended July 31. The results of operations related to the Company's CNG segment, primarily consisting of PennWilson, which began operations in March 1997 and was discontinued during fiscal 1999, have been presented separately in the consolidated financial statements of the Company as discontinued operations.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During fiscal 2001, the Company derived 74% of its revenues from sales of LPG to PMI, its primary customer.

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


LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal years ended July 31, 1999, 2000 and 2001.

                                        1999    2000    2001
                                       ------  ------  ------

Volume Sold

     LPG (millions of gallons) - PMI    117.0   140.2   167.2
     LPG (million of gallons) - Other       -    47.2    71.4
                                       ------  ------  ------
                                        117.0   187.4   238.6

Average sales price

     LPG (per gallon) - PMI            $ 0.30  $ 0.54  $ 0.67
     LPG (per gallon) - Other               -    0.47    0.55

RESULTS  OF  OPERATIONS


YEAR  ENDED  JULY  31,  2001  COMPARED  WITH  JULY  31,  2000

     Revenues. Revenues for fiscal 2001 were $150.7 million compared with $98.5 million for fiscal 2000, an increase of $52.2 million or 53.0%. Of this increase, $18.1 million was attributable to increased volumes of LPG sold to PMI in fiscal 2001, $17.9 million was attributable to increased average sales prices of LPG sold to PMI in fiscal 2001, and $16.2 million was attributable to increased sales of LPG to customers other then PMI during fiscal 2001 in connection with the Company's desire to reduce quantities of inventory.

     Cost of goods sold. Cost of goods sold for fiscal 2001, was $151.5 million compared with $94.9 million for fiscal 2000, an increase of $56.5 million or 59.6%. Of this increase, $16.6 million was attributable to increased volumes of LPG sold to PMI in fiscal 2001, $17.5 million was attributable to the increase in the cost of LPG sold to PMI for fiscal 2001, $20.6 million was attributable to increased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during fiscal 2001, and $1.8 million was attributable to increased operating costs associated with LPG during fiscal 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.6 million for fiscal 2001 compared with $3.2 million for fiscal 2000, an increase of $464,993 or 14.8%. The increase during fiscal 2001 was principally due to additional costs associated with the operations of the US-Mexico Pipelines and Matamoros Terminal Facility.

     Other income (expense). Other income (expense) was $(3.7) million for fiscal 2001 compared with $1.1 million for fiscal 2000, a decrease of $4.8 million. The decrease in other income was due primarily to increased interest costs and amortization of discounts of $1.8 million associated with the issuance of debt during fiscal 2001 and a decrease of $3.0 million related to the award from litigation, which was recorded during fiscal 2000.

     Income tax. The Company had a net operating loss carryforward of approximately $12.0 million at July 31, 2001, which expires in the years 2010 to 2021, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid.


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

     Cost of goods sold. Cost of goods sold for fiscal 2000 was $94.9 million compared with $32.0 million for fiscal 1999, an increase of $62.9 million or 196.2%. Of this increase, $11.4 million was attributable to increased volumes of LPG purchased for sales to PMI in fiscal 2000, $27.4 million was attributable to increased average sales prices of LPG purchased for sales to PMI in fiscal 2000, $23.0 million was attributable to sales of LPG to customers other then PMI in connection with the Company's desire to reduce outstanding inventory balances during fiscal 2000 and $1.1 million was attributable to increased operating costs associated with LPG during fiscal 2000.

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

     Income tax. During fiscal 2000, the Company recorded a provision for income taxes of $0.1 million, representing the alternative minimum tax due. Due to the availability of net operating loss carryforwards (approximately $5.6 million at July 31, 2000), the Company did not incur any additional income tax expense during fiscal 2000. Due to the availability of net operating loss carryforwards of approximately $8.0 million at July 31, 1999, no income tax expense was recorded during fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations, continues to have a deficit in working capital and has exposure related to financing of and/or losses associated with LPG price fluctuations for imbalances on undelivered LPG. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating with the creditors for the required security agreements. The Restructured Notes and the New Notes, which total approximately $5.8 million at October 12, 2001, are due on December 15, 2001. The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility and/or due to storage limitations at Markham Storage. The Company depends heavily on sales to one major customer for which a new sales agreement has not been consummated. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 1999, 2000 and 2001. All information is in thousands.

                                                       1999        2000        2001
                                                     --------  -----------  ----------
Net cash provided by (used in) operating activities  $   562   $(   2,562)  $   6,196
Net cash used in investing activities . . . . . . .   (  383)   (  10,771)   (  2,572)
Net cash provided by (used in) financing activities      696       12,326    (  2,327)
                                                     --------  -----------  ----------
Net increase (decrease) in cash . . . . . . . . . .  $   875   $(   1,007)  $   1,297
                                                     ========  ===========  ==========


     Sales to PMI. The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico and Saltillo, Coahuila, Mexico or alternative delivery points as prescribed under the Old Agreements.

     On October 11, 2000, the Old Agreements were amended to increase the minimum amount of LPG to be purchased during the period from November 2000 through March 2001 by 7.5 million gallons resulting in a new annual combined minimum commitment of 158.7 million gallons. Under the terms of the Old Agreements, sales prices were indexed to variable posted prices.

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (the "Confirmation") the following terms of a new agreement (the "Proposed Agreement") effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. Since April 1, 2001, the Company and PMI have operated under the terms provided for in the Confirmation. From April 1, 2001 through July 31, 2001, the Company sold to PMI approximately 26.6 million gallons (the "Sold LPG") for which PMI has not taken delivery. The
Company received the posted price plus other fees on the Sold LPG but has not received the fixed margin referred to in the Confirmation (see Note B9. to the consolidated financial statements). At July 31, 2001, the obligation to deliver LPG totals approximately $11.5 million related to such sales. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling approximately $5.9 million as of July 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 15.1 million gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling approximately $2.0 million as of July 31, 2001, related to the fixed margin on undelivered LPG regardless of where the LPG is ultimately delivered. The Company will not record revenues, if any, in its consolidated financial statements related to the above-mentioned amounts until they are paid by PMI or the validity of the Company's interpretations can be otherwise determined.

     Revenues from PMI totaled approximately $112.0 million for the year ended July 31, 2001, representing approximately 74% of total revenue for the period.

     Sales Agreement - Other. Beginning May 1, 2001, the Company entered into an agreement which provides for the sale of approximately 3.7 - 5.0 million gallons of propane per month during the period from May 2001 through September 2001, and approximately 1.3 - 2.6 million gallons per month from October 2001 through March 2002. The sales price is based on indexed variable posted prices.

     LPG Supply Agreements. During October 1998, the Company entered into a monthly supply agreement with Exxon Mobil Corporation ("Exxon") pursuant to which Exxon agreed to supply minimum volumes of LPG to the Company. Effective November 1, 1998, the Company entered into a supply agreement with Exxon to purchase minimum monthly volumes of LPG through September 1999.

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). Through July 31, 2001, under the Exxon Supply Contract, Exxon has supplied an average of approximately
11.5 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0 million gallons per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999. The purchase price is indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. Through of July 31, 2001, under the Koch Supply Contract, Koch has supplied an average of approximately 6.0 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL
(approximately  $600,000  has  been  paid  through  July  31,  2001).

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the required specifications.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 million gallons per month) although a new sales agreement with PMI has not been consummated.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, El Paso Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline beginning January 1, 2001 until its expiration is $1.0 million. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease, the Company reserved up to 12.6 million gallons of storage through December 31, 2001 and may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance. As of October 31, 2001, the Company's inventory balances at Markham exceeded the amount the Company had reserved for storage at Markham.

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

     The Company has recently completed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The
Company anticipates the mid-line pump station will be utilized in the near future. The Leased Pipeline's capacity is estimated to be between 300 million gallons per year and 360 millions gallons per year.

     Upgrades. The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2.0 million. The Company had employed a firm to provide the design and engineering for this project.

     Acquisition of Pipeline Interests. In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (the "Lease Agreements"), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the design, construction and maintenance of the US - Mexico Pipeline and Matamoros Terminal Facility.

     During December 1999, the Company and CPSC amended the Lease Agreements whereby the Company acquired a 50% interest for $3.0 million and had the option to acquire the remaining 50% interest in the Lease Agreements. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code.

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy, which provided the Company with the remaining 50% interest in the portion of the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company. Until the Settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. The Court entered an order approving the Settlement. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (the "Sold Asset"). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.

     In connection with the Settlement, the Company agreed to pay CPSC $5.8 million (the "Purchase Price") for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3.2 million. The remaining $2.6 million was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1.5 million (the "CPSC Note") (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (the "Other Note") (payable in 36 equal monthly installments of approximately $29,000, including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes I and L to the consolidated financial statements). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2.6 million of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3.8 million and with a remaining book value totaling approximately $1.9 million (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1.9 million. CPSC's obligations  under  the  Debt  are  to be paid by the Company to the extent that there  are  amounts  owed  by  the  Company  under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (the "Remaining Obligations"). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1.9 million plus accrued and unpaid interest is included in long-term debt and the corresponding amounts required to be paid by CPSC has been recorded as a mortgage receivable (see note I to the consolidated financial statements). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included as part of the cost of the Acquired Assets in the accompanying consolidated financial statements at July 31, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company and the remaining balance is owned by another officer and a consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Termatsal has completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal Facility") for approximately $800,000. The Saltillo Terminal Facility is capable of off loading LPG from railcars to trucks. The Saltillo Terminal Facility contains storage to accommodate approximately 90,000 gallons of LPG with additional storage planned for 180,000 gallons. The Saltillo Terminal Facility has three railcar off loading racks and three truck loading racks. As a result of the Saltillo Terminal Facility, the Company can transport LPG directly via railcar from the Brownsville Terminal Facility to the Saltillo Terminal Facility. The Saltillo Terminal Facility has not begun operations due to concerns by local residents in Saltillo. If such concerns cannot be resolved, the Company may relocate the tangible assets comprising the Saltillo Terminal Facility to a remote location. The cost of such relocation is not expected to be material to the Company's consolidated financial statements.

     Tergas leases the land on which the Saltillo Terminal Facility is located and has been granted the permit to operate the Saltillo Terminal Facility. The land is leased through January 2003 for $69,000 annually. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     In connection with the planned operations of the Saltillo Terminal Facility, Termatsal has leased approximately 50 railcars to transport LPG between the Brownsville Terminal Facility and the Saltillo Terminal Facility.
The Company is leasing the railcars on a month to month basis. The Saltillo Terminal Facility is not operational. The Company has utilized some of the railcars in connection with sales of LPG to U.S. and Canadian customers.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to withholding taxes.

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

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage and distribution). The Company or its affiliates expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a permit from the Mexican government to import LPG. Tergas also received authorization from Mexican custom authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     Although by virtue of the permit, Tergas is currently able to import LPG into Mexico, the Mexican government has asked Tergas to defer use of the permit and as a result the Company has not sold LPG to distributors other than PMI. As a result of the foregoing it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border.

     Credit Arrangements. As of July 31, 2001, the Company has a $20.0 million credit facility with RZB Finance L.L.C. ("RZB") and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes I and M to the consolidated financial statements). For the month of September 2001, HVB did not participate in the RZB Credit Facility.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso, Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments. At July 31, 2001, the Company's borrowings and commitments exceeded the amount of the Assets which included $971,875 in cash, by approximately $4.0 million. As of September 30, 2001, the Assets exceeded the borrowings and commitments.

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

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company was required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share because the Restructured Notes were not fully repaid by June 15, 2001.

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

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company owned by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue at such rate until the required security interest in all of the Collateral has been granted and perfected. In connection with the granting and perfection of the security interests in the Collateral, the Company is currently negotiating with the holders of the Restructured Notes and New Notes (see below) an additional amendment which would provide for modifications to the Collateral. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note M to the consolidated financial statements). PMG has agreed to serve as the collateral agent.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. The Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which, as described above, are being pledged by the Company's President.

     During September 2001, warrants to purchase 313,433 shares of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling $614,833 was paid by reduction of the outstanding debt and interest relating to the New Notes and the Restructured Notes.

     During August 2000 and September 2000, the Company issued 12,500 and 100,000 shares, respectively, of common stock of the Company in connection with the settlement of litigation.

     In August 2000, the Company issued 6,500 shares of Common Stock to a consultant in payment for services rendered to the Company valued at $41,438.

     During September 2000, the Company issued 3,480 shares of common stock of the Company in satisfaction of registration rights penalties.

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

     During September 2000, a promissory note to the Company was paid through the exchange of 78,373 shares of common stock of the Company (see note D to the consolidated financial statements).

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

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants (the "Holder") to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. During January 2001, the Company received $795,000 as partial payment of the promissory note. The remaining balance of $200,000 on this note has not been paid by the Holder. The Holder is liable with full recourse to the Company and is required to provide 500,000 shares of common stock of the Company as collateral. The Company agreed to allow the Holder to pledge the 500,000 shares in connection with a bank loan of $795,000 which was used by the Holder to partially repay the Company.

     During December 2000, the Company issued 15,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $47,500 based on the market value of the stock issued.

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

     During July 2001, warrants to purchase a total of 15,000 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $37,500.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

     The amounts due from notes issued by officers, directors and a related party for the exercise of warrants totaling $4,239,296 plus interest have not been paid as required by the terms of the notes to the Company. All accrued but unpaid interest from officers, directors and a related party has been reserved (see note S to the consolidated financial statements).

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Settlement of Litigation. On June 2, 2000, additional litigation was filed in the 138th Judicial District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for $342,305, substantially all of which was provided through offsets against the purchase price in connection with the Settlement (see below).

     During March 2001, the Company, Cowboy and the Owner reached a settlement (the "Settlement") whereby the Company purchased the remaining 50% interest owned by CPSC in the Lease Agreements and related assets resulting in 100% ownership of the US-Mexico Pipelines and the Matamoros Terminal Facility by the Company. Under the terms of the Settlement, the parties provided mutual general releases with respect to previous disputes and claims among the parties (see note M to the consolidated financial statements).

     On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. The total settlement costs recorded by the Company at July 31, 1999, was $456,300. The parties had agreed to extend the date on which the payments were required in connection with the settlement including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

     In November 2000, the litigation between the Company and A.E. Schmidt Environmental was settled in mediation for $100,00 without admission as to fault.

     During August 2000, the Company and WIN Capital Corporation ("WIN") settled litigation whereby the Company issued WIN 12,500 shares of common stock of the Company. The value of the stock, totaling approximately $82,000 at the time of settlement, was recorded in the Company's consolidated financial statements at July 31, 2000.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note M to the consolidated financial statements).

     Litigation. On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000 (see above). Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V., (the "Plaintiff") which contracts with PMI for LPG testing services filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The Company has no contract with the Plaintiff and, therefore, believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     Award  from  Litigation.    For the years ended July 31, 1999 and 2000, the
Company recognized gains of $987,114, and approximately $3.0 million, respectively, which represent the amounts of an Award from litigation from a lawsuit that originated in 1994.

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital and has exposure related to financing of and/or losses associated with LPG price fluctuations for imbalances on undelivered LPG. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating with the creditors for the required security agreements. The Restructured Notes and the New Notes, which total approximately $5.8 million at October 12, 2001, are due on December 15, 2001. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility or due to storage limitations at Markham storage. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 million gallons per month) although a new sales agreement with PMI has not been consummated (see note R to the consolidated financial statements). As discussed in note A to the consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the Restructured Notes and the New Notes referred to in the preceding paragraph and to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal Facility and the success of the Company's future operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note R to the consolidated financial statements), (ii) increase its customers assuming Deregulation, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing and (vi) raise additional debt and/or equity capital.

     At July 31, 2001, the Company had net operating loss carryforward for federal income tax purposes of approximately $12.0 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     To the extent that the Company maintains quantities of LPG inventory in excess of commitments for quantities of undelivered LPG and/or has commitments for undelivered LPG in excess of inventory balances, the Company is exposed to market risk related to the volatility of LPG prices. In the event that inventory balances exceed commitments for undelivered LPG, during periods of falling LPG prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations. In the event that commitments for undelivered LPG exceed inventory balances, the Company may purchase contracts which protect the Company against future price increases of LPG.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



               Report of Independent Certified Public Accountants
               --------------------------------------------------



To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note Q, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has not sustained profitable operations,
2) the Company has a deficit in working capital, 3) the Company has exposure related to financing of and/or losses associated with LPG price fluctuations for Imbalances on undelivered LPG, and 4) significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. Management's plans regarding these matters are described in note Q. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                         /s/  BURTON  McCUMBER  &  CORTEZ,  L.L.P.

Brownsville,  Texas
October  12,  2001

                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                             JULY 31

                                              ASSETS


                                                                            2000         2001
                                                                         -----------  -----------
Current Assets
 Cash (including restricted cash of $32,372 and $971,875)                $    25,491  $ 1,322,560
 Trade accounts receivable (less allowance for doubtful accounts of
  $562,950 and $779,663)                                                   3,816,685    4,802,897
 Notes receivable                                                            770,016      439,053
 Inventories                                                               7,323,209   12,384,847
 Prepaid expenses and other current assets                                   196,520      298,828

 Property held for sale                                                    1,908,000            -
                                                                         -----------  -----------

   Total current assets                                                   14,039,921   19,248,185
Property, plant and equipment - net                                       16,756,816   18,260,384
Lease rights (net of accumulated amortization of $570,150 and $615,945)      583,889      538,094
Mortgage receivable                                                                -    1,934,872
Other non-current assets                                                     156,537      312,808
                                                                         -----------  -----------
     Total assets                                                        $31,537,163  $40,294,343
                                                                         ===========  ===========

        The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   JULY 31

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  2000            2001
                                                                             --------------  ---------------

Current Liabilities
       Current maturities of long-term debt                                  $   3,859,266   $      918,885
       Short-term debt                                                           4,980,872        5,650,430
       Revolving line of credit                                                  3,538,394                -
       LPG trade accounts payable                                                5,226,958        9,537,825
       Obligation to deliver LPG                                                         -       11,495,333
       Other accounts payable and accrued liabilities                            2,833,434        4,315,354
                                                                             --------------  ---------------
           Total current liabilities                                            20,438,924       31,917,827
Long-term debt, less current maturities                                          1,464,984        3,273,969
Commitments and contingencies                                                            -                -
Stockholders' Equity
       Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;  No shares issued and outstanding at July 31, 2000 and
       2001                                                                              -                -

       Series B - Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding
       at July 31, 2000 and 2001                                                         -                -

        Common stock - $.01 par value, 25,000,000 shares authorized;
       13,435,198 and 14,427,011 shares issued and outstanding at July 31,
       2000 and 2001                                                               134,352          144,270

       Additional paid-in capital                                               21,782,638       25,833,822

       Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $496,077 and $596,705 at July
       31, 2000 and 2001                                                      (  3,263,350)    (  3,761,350)
       Accumulated deficit                                                    (  9,020,385)   (  17,114,195)
                                                                             --------------  ---------------
       Total stockholders' equity                                                9,633,255        5,102,547
                                                                             --------------  ---------------
            Total liabilities and stockholders' equity                       $  31,537,163   $   40,294,343
                                                                             ==============  ===============

        The accompanying notes are an integral part of these statements.

                                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED JULY 31



                                                                                   1999            2000             2001
                                                                              --------------  --------------  -----------------
Revenues                                                                      $  35,337,935   $  98,514,963   $    150,699,999
Cost of goods sold                                                               32,044,194      94,936,405        151,475,598
                                                                              --------------  --------------  -----------------
    Gross profit (loss)                                                           3,293,741       3,578,558       (    775,599)
Selling, general and administrative expenses
    Legal and professional fees                                                     350,558         826,310          1,139,141
    Salaries and payroll related expenses                                           904,076       1,219,581          1,230,456
    Travel                                                                          151,362         176,225            230,492
    Other                                                                           668,173         930,530          1,017,550
                                                                              --------------  --------------  -----------------
                                                                                  2,074,169       3,152,646          3,617,639
                                                                              --------------  --------------  -----------------
     Operating income (loss)                                                      1,219,572         425,912       (  4,393,238)
Other income (expense)
    Interest expense                                                             (  521,418)   (  1,857,057)      (  3,615,477)
    Interest income                                                                  16,981          34,080             39,576
    Settlement of litigation                                                     (  577,691)      (  81,250)      (    115,030)
    Award from litigation                                                           987,114       3,036,638                  -
                                                                              --------------  --------------  -----------------
      Income (loss) from continuing operations before taxes                       1,124,558       1,558,323       (  8,084,169)
Provision for income taxes                                                                -          97,542              9,641
                                                                              --------------  --------------  -----------------
       Income (loss) from continuing operations                                   1,124,558       1,460,781       (  8,093,810)
Discontinued operations, net of taxes
    Loss from operations of CNG segment                                          (  290,625)              -                  -
    Loss on disposal of CNG segment                                              (  288,488)              -                  -
                                                                              --------------  --------------  -----------------
      Total loss from discontinued operations                                    (  579,113)              -                  -
                                                                              --------------  --------------  -----------------
         Net income (loss)                                                    $     545,445   $   1,460,781   $   (  8,093,810)
                                                                              ==============  ==============  =================
Income (loss) from continuing operations
per common share                                                              $        0.11   $        0.11   $        (  0.57)
                                                                              ==============  ==============  =================
Net income (loss) per common share                                            $        0.05   $        0.11   $        (  0.57)
                                                                              ==============  ==============  =================
Income (loss) from continuing operations per common share assuming dilution   $        0.10   $        0.10   $        (  0.57)
                                                                              ==============  ==============  =================
Net income (loss) per common share assuming dilution                          $        0.05   $        0.10   $        (  0.57)
                                                                              ==============  ==============  =================
Weighted average common shares outstanding                                       10,659,100      12,970,052   $     14,146,980
                                                                              ==============  ==============  =================

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE YEARS ENDED JULY 31

                                                              1999                  2000                   2001
                                                       ------------------  ----------------------  --------------------
                                                        Shares    Amount     Shares      Amount      Shares     Amount
                                                       ---------  -------  -----------  ---------  ----------  --------
PREFERRED STOCK
    Beginning balance                                          -  $     -           -   $      -            -  $      -
                                                       =========  =======  ===========  =========  ==========  ========
    Ending balance                                             -  $     -           -   $      -            -  $      -
                                                       =========  =======  ===========  =========  ==========  ========
SENIOR PREFERRED STOCK
    Beginning balance                                          -  $     -      90,000   $    900            -  $      -
    Issuance of 90,000 shares of Senior Preferred
    Stock during March 1999 in exchange for
    cancellation of $900,000 of promissory notes          90,000      900           -          -            -         -
    Conversion of 90,000 shares of preferred stock
    to 450,000 shares of common stock on
    September 3, 1999                                          -        -   (  90,000)    (  900)           -         -
                                                       ---------  -------  -----------  ---------  ----------  --------

    Ending balance                                        90,000  $   900           -   $      -            -  $      -
                                                       =========  =======  ===========  =========  ==========  ========
COMMON STOCK
         Beginning balance                             9,952,673  $99,527  11,845,497   $118,456   13,435,198  $134,352
    Sale of common stock - November 1998                 250,000    2,500           -          -            -         -
    Issuance of common stock in exchange for
    settlement of $22,500 of outstanding obligations
    - December 1998                                       15,000      150           -          -            -         -
    Issuance of common stock in exchange for
    settlement of $118,607 of debt obligations -
    December 1998                                         53,884      539           -          -            -         -
    Sale of common stock - December 1998                 500,000    5,000           -          -            -         -
    Sale of common stock, including related fees of
    35,000 shares of common stock - March 1999           362,273    3,623           -          -            -         -
    Issuance of common stock in connection with
    conversion of debt to Senior Preferred Stock of
    the Company                                           50,000      500           -          -            -         -
    Issuance of common stock in exchange for
    consulting services                                    5,000       50           -          -            -         -
    Sale of common stock - July 1999                     490,000    4,900           -          -            -         -
    Issuance of common stock in exchange for
    cancellation of $300,000 of debt obligations -
    July 1999                                            166,667    1,667           -          -            -         -


        The accompanying notes are an integral part of these statements.


                                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                              FOR THE YEARS ENDED JULY 31

                                                                1999                  2000                   2001
                                                        --------------------  --------------------  -----------------------
                                                          Shares     Amount     Shares     Amount     Shares       Amount
                                                        ----------  --------  ----------  --------  -----------  ----------
COMMON STOCK - CONTINUED
     Issuance of common stock upon exercise of
     warrants - August 1999                                      -         -     425,000     4,250           -           -
     Issuance of common stock in connection with
     conversion of Senior Preferred Stock -
     September 1999                                              -         -     450,000     4,500           -           -
     Issuance of common stock upon exercise of
     warrants - October 1999                                     -         -     163,636     1,636           -           -
     Issuance of common stock in connection with
     bonus - January 2000                                        -         -      10,000       100           -           -
     Issuance of common stock upon exercise of
     warrants - February 2000                                    -         -      95,000       950           -           -
     Issuance of common stock for services -
     February 2000                                               -         -       7,000        70           -           -
     Issuance of common stock upon exercise of
     warrants in exchange for promissory note -
     March 2000                                                  -         -     200,000     2,000           -           -

     Sale of common stock - April 2000                           -         -     181,818     1,818           -           -
     Issuance of common stock upon exercise of
     warrants - May 2000                                         -         -      48,750       488           -           -
     Issuance of common stock in connection with
     registration rights penalty                                 -         -       8,497        84           -           -
     Issuance of common stock in connection with
     registration rights penalty                                 -         -           -         -       3,480          35
     Issuance of common stock for services - August
     2000                                                        -         -           -         -       6,500          65
     Issuance of common stock in connection with
     settlement of litigation - August 2000                      -         -           -         -      12,500         125
     Issuance of common stock in connection with
     settlement of litigation - September 2000                   -         -           -         -     100,000       1,000
     Issuance of common stock upon exercise of
     warrants - September 2000                                   -         -           -         -     200,000       2,000
     Receipt of stock for cancellation of indebtedness           -         -           -         -   (  78,383)   (    784)
     Issuance of common stock upon exercise of
     warrants - October 2000                                     -         -           -         -       7,500          75
     Issuance of common stock for services -
     November 2000                                               -         -           -         -       4,716          47
     Issuance of common stock upon exercise of
     warrants - November 2000                                    -         -           -         -     700,000       7,000
     Issuance of common stock in connection with
     bonus - December  2000                                      -         -           -         -      14,500         145
     Issuance of common stock for services -
     December 2000 - January 2001                                -         -           -         -       6,000          60
     Issuance of common stock upon exercise of
     warrants - July 2001                                        -         -           -         -      15,000         150
                                                        ----------  --------  ----------  --------  -----------  ----------
    Ending balance                                      11,845,497  $118,456  13,435,198  $134,352  14,427,011   $ 144,270
                                                        ==========  ========  ==========  ========  ===========  ==========

        The accompanying notes are an integral part of these statements.

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                                                FOR THE YEARS ENDED JULY 31

                                                                                   1999             2000             2001
                                                                             ---------------  ---------------  ---------------
                                                                                  Amount           Amount           Amount
                                                                             ---------------  ---------------  ---------------
ADDITIONAL PAID-IN CAPITAL
    Beginning balance                                                        $   13,318,592   $   17,133,222   $   21,782,638
    Sale of common stock                                                          2,288,477          998,182                -
    Issuance of common stock for notes,
    cancellation of commission agreements,
    services and payment on promissory note                                         140,418                -                -
    Conversion of preferred stock to common
    stock                                                                                 -         (  3,600)               -
    Exchange of debt for senior preferred stock and
    common stock                                                                    997,933                -                -
    Issuance of warrants in connection with
    settlement                                                                            -                -          300,000
    Loan discount                                                                   172,802        1,305,031        1,620,403

    Grant of stock for bonus                                                              -                -           43,355
    Grant of stock for services                                                       8,700                -           87,595
    Common stock distributed in connection with the settlement of a lawsuit         206,300           81,250         (  1,125)
    Grant of warrants for services                                                        -          381,080          499,480
    Grant of warrants in connection with registration
    rights agreement                                                                      -            (  85)           (  35)
    Receipt of common stock for cancellation of debt                                      -        1,991,627       (  554,877)
    Exercise of warrants                                                                  -                -        2,142,025
    Cost of registering securities                                                        -       (  104,069)       (  85,637)
                                                                             ---------------  ---------------  ---------------
    Ending balance                                                           $   17,133,222   $   21,782,638   $   25,833,822
                                                                             ===============  ===============  ===============
STOCKHOLDERS' NOTES
    Beginning balance                                                        $ (  2,763,006)  $ (  2,765,350)  $ (  3,263,350)
    Note receivable from an officer of the Company
    for exercise of warrants                                                              -     (    498,000)    (    498,000)
    Other                                                                          (  2,344)               -                -
                                                                             ---------------  ---------------  ---------------
    Ending balance                                                           $ (  2,765,350)  $ (  3,263,350)  $ (  3,761,350)
                                                                             ===============  ===============  ===============
ACCUMULATED DEFICIT
    Beginning balance                                                        $(  10,981,241)  $ ( 10,435,796)  $ (  9,020,385)
    Net income (loss) for the year                                                  545,445        1,460,781     (  8,093,810)
    Dividends on preferred stock                                                          -        (  45,370)               -
                                                                             ---------------  ---------------  ---------------
    Ending balance                                                           $(  10,435,796)  $ (  9,020,385)  $(  17,114,195)
                                                                             ===============  ===============  ===============

        The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED JULY 31

                                                                          1999               2000            2001
                                                                   ----------------  ----------------  -------------------------
Cash flows from operating activities:
Net income (loss)                                                  $       545,445   $     1,460,781   $     (  8,093,810)
Adjustments to reconcile net income (loss) to net cash
provided by  (used in) operating activities:
    Depreciation and amortization                                          230,078           388,445              758,911
    Amortization of lease rights                                            45,795            45,795               45,795
    Non-employee stock based costs and other                                     -            58,333              222,988
    Loan discount                                                          134,741         1,478,406            1,887,442
    Award from litigation                                               (  987,114)                -                    -
    Settlement of litigation                                               206,300            81,250                    -
    Loss on sale of assets                                                 288,488                 -                    -
    Other                                                                    3,256           123,137              106,570
Changes in current assets and liabilities:
    Trade accounts receivable                                         (  1,310,262)     (  1,352,652)          (  986,213)
    Inventories                                                         (  238,059)     (  6,708,053)  (        5,061,638)
    Prepaid and other current assets                                        48,334         (  54,003)              22,562
    Property held for sale                                                       -      (  1,908,000)                   -
    LPG trade accounts payable                                           1,918,835         2,376,761            4,310,867
    Obligation to deliver LPG                                                    -                 -           11,495,333
    Other assets and liabilities, net                                    (  11,270)         (  3,150)            (  4,649)
    Other accounts payable and accrued liabilities                      (  312,754)        1,450,788            1,491,810
                                                                   ----------------  ----------------  -------------------
    Net cash provided by (used in) operating activities                    561,813      (  2,562,162)           6,195,968
Cash flows from investing activities:
    Capital expenditures                                                (  432,988)     (  7,811,111)        (  2,572,367)
    Purchase of lease interests                                                  -      (  3,000,000)                   -
    Payments on note receivable                                             49,548            40,000                    -
                                                                   ----------------  ----------------  -------------------
    Net cash used in investing activities                               (  383,440)    (  10,771,111)        (  2,572,367)
Cash flows from financing activities:
    Revolving credit facilities                                         (  991,823)        3,538,394         (  3,538,394)
    Issuance of debt                                                             -         7,279,212            1,046,000
    Debt issuance costs                                                          -        (  370,530)        (    326,232)
    Issuance of common stock                                             2,105,500         2,398,882            1,453,249
    Costs of registration                                                        -                 -            (  85,637)
    Reduction in debt                                                   (  417,298)       (  474,089)          (  875,518)
    Preferred stock dividends                                                    -         (  45,370)                   -
                                                                   ----------------  ----------------  --------------------
    Net cash provided by (used in) financing activities                    696,379        12,326,499          (  2,326,532)
                                                                   ----------------  ----------------  --------------------
         Net increase (decrease) in cash                                   874,752      (  1,006,774)            1,297,069
Cash at beginning of period                                                157,513         1,032,265                25,491
                                                                   ----------------  ----------------  --------------------
Cash at end of period                                              $     1,032,265   $        25,491   $         1,322,560
                                                                   ================  ================  ====================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest (including capitalized interest of $120,000 in 2001)  $       338,659   $       772,296   $         1,806,356
                                                                   ================  ================  === ================
    Taxes                                                          $             -   $        80,042   $            27,141
                                                                   ================  ================  ====================
Supplemental disclosures of noncash transactions:
    Preferred stock, common stock and warrants issued              $     1,556,507   $       960,500   $         3,575,382
                                                                   ================  ================  ====================
    Notes receivable exchanged for common stock                    $             -   $             -   $         ( 555,661)
                                                                   ================  ================  ====================
    Capitalized lease obligations                                  $             -   $     3,162,500   $                 -
                                                                   ================  ================  ====================
    Mortgage receivable                                            $             -   $             -   $         1,934,872
                                                                   ================  ================  ====================




        The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (the Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the Matamoros Terminal Facility) and pipelines (the US
     - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the Leased Pipeline) which connects Exxon Mobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the ECCPL), which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (see note R) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company also has up to 8,400,000 gallons of available storage at Mont Belvieu. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company by PMI is destined for consumption in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 100%, 77% and 74% of the Company's total revenues for the years ended July 31, 1999, 2000 and 2001, respectively.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries, Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and subsidiaries, its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal) and its other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.


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

     2.   PROPERTY,  PLANT  AND  EQUIPMENT  AND  LEASE  RIGHTS

     Property, plant and equipment are recorded at cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

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

     The  lease  rights  are  being  amortized  over  19  years.

     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the property, plant and equipment accounts.

     The provisions of Statement of Financial Accounting Standards (SFAS) No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 1999, 2000 and 2001.

     3.  INCOME TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 2001.

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

     4.  INCOME  (LOSS)  PER  COMMON  SHARE

     Income (loss) per share of common stock is computed on the weighted average number of shares outstanding in accordance with SFAS 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion (APB) Opinion No. 15 (APB 15), "Earnings Per Share". During periods in which the Company incurred losses, giving effect to common stock equivalents is not presented as it would be antidilutive.

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

     9.  REVENUE  RECOGNITION  ON  SALES  OF  LPG

     Revenues are not recorded from sales of LPG to be delivered in the future until final delivery. Any amounts collected from such sales are recorded as obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.

     10.  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to the current presentation.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note K for the warrants):

                                                  For the year ended July 31, 1999
                                             ------------------------------------------
                                             Income (Loss)      Shares       Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  -----------
Income (loss) from continuing operations     $   1,124,558               -           -
Income (loss) from discontinued operations      (  579,113)              -           -
                                             --------------
Net income (loss)                                  545,445               -           -
Less:  Dividends on preferred stock                      -               -           -

BASIC EPS
Income (loss) from continuing operations
  available to common stockholders               1,124,558      10,659,100  $     0.11
                                                                            ===========
Income (loss) from discontinued operations      (  579,113)     10,659,100  $(    0.06)
                                             --------------                 ===========
Net income (loss) available to common
  stockholders                                     545,445      10,659,100  $     0.05
                                                                            ===========

EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -          89,437           -
Convertible Preferred Stock                              -         185,440           -

DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                1,124,558      10,933,977  $     0.10
                                                                            ===========
Income (loss) from discontinued operations      (  579,113)     10,933,977  $  (  0.05)
                                             --------------                 ===========
Net income (loss) available to common
 stockholders                                $     545,445      10,933,977  $     0.05
                                             ==============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                                 For the year ended July 31, 2000
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
Income (loss) from continuing operations     $   1,460,781               -           -
Income (loss) from discontinued operations               -               -           -
                                             --------------
Net income (loss)                                1,460,781               -           -
Less:  Dividends on preferred stock              (  45,370)              -           -

BASIC EPS
Income (loss) from continuing operations
 available to common stockholders                1,415,411      12,970,052  $     0.11
                                                                            ==========
Income (loss) from discontinued operations               -               -  $        -
                                             --------------                 ==========
Net income (loss) available to common
 stockholders                                    1,415,411      12,970,052  $     0.11
                                                                            ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -       1,435,264           -
Convertible Preferred Stock                              -          41,803           -

DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders                1,415,411      14,447,119  $     0.10
                                                                            ==========
Income (loss) from discontinued operations               -               -  $        -
                                             --------------                 ==========
Net income (loss) available to common
 stockholders                                $   1,415,411      14,447,119  $     0.10
                                             ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                                   For the year ended July 31, 2001
                                             -------------------------------------------
                                              Income (Loss)      Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                             ---------------  -------------  -----------
Income (loss) from continuing operations     $(   8,093,810)              -            -
Income (loss) from discontinued operations                -               -            -
                                             ---------------
Net income (loss)                             (   8,093,810)              -            -
Less:  Dividends on preferred stock                       -               -            -
BASIC EPS
Income (loss) from continuing operations
 available to common stockholders             (   8,093,810)     14,146,980  $(  0.57  )
                                                                             ===========
Income (loss) from discontinued operations                -               -  $         -
                                             ---------------                 ===========
Net income (loss) available to common
 stockholders                                 (   8,093,810)     14,146,980  $(  0.57  )
                                                                             ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                  -               -            -
Convertible Preferred Stock                               -               -            -
DILUTED EPS
Income (loss) from continuing operations
 available to common stockholders            N/A              N/A            N/A
Income (loss) from discontinued operations   N/A              N/A            N/A
Net income (loss) available to common
 stockholders                                N/A              N/A            N/A


NOTE  D  -  DISCONTINUED  OPERATIONS  AND  SALE  OF  CNG  ASSETS

     In connection with the sale of assets related to the CNG business during May 1999, the Company disposed of its CNG segment and discontinued operations of that segment. In accordance with APB 30, the results of operations related to the CNG segment were recorded as discontinued operations for all periods presented in the Company's consolidated financial statements. The Company sold its remaining CNG assets and business to a company controlled by a director and officer of the Company (referred to collectively as the Buyer) for promissory notes of $300,000 and $900,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - DISCONTINUED OPERATIONS AND SALE OF CNG ASSETS  - CONTINUED

     The notes contained a provision for prepayment at a discount and bore interest at rates specified therein. The Company discounted the notes for the prepayment discount, resulting in a discount of $260,000 which is included in the statement of operations for the year ended July 31, 1999.

     On September 10, 2000, the Board of Directors approved the repayment by the Buyer of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note has a balance of $214,355 and is collateralized by the CNG assets and 60,809 shares of the Company's common stock owned by the Buyer. As of July 31, 2001, the Buyer has not made all of the payments as required under the note.


NOTE E - NOTES FROM RELATED PARTIES

     DIRECTORS,  OFFICERS  AND  SHAREHOLDERS
     ---------------------------------------

     During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note was due on April 11, 2000. On April 11, 2000, the Company's President issued a new promissory note totaling $3,196,693, representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on the President's promissory notes in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. The Company's President is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity.

     On March 26, 2000, an affiliate of a director and officer of the Company issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which expired on March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due on April 30, 2001. The affiliate of a director and officer of the Company is personally liable with full recourse to the Company and has provided 15,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  E  -  NOTES  FROM  RELATED  PARTIES  -  CONTINUED

     During March 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 200,000 shares of common stock of the Company as collateral. The promissory note has been recorded as a reduction of stockholders' equity.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral (see note D). The promissory note has been recorded as a reduction of stockholders' equity.

     The amounts due from notes issued to the Company by officers, directors and a related party for the exercise of warrants totaling $4,239,296 plus interest have not been paid as required by the terms of the notes to the Company. All accrued but unpaid interest from officers, directors and a related party has been reserved (see note S).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment consists of the following as of July 31, :





LPG:                                                             2000            2001
                                                            --------------  --------------
     Brownsville Terminal Facility:
          Building                                          $     173,500   $     173,500
          Terminal facilities                                   3,426,440       3,631,207
          Tank Farm                                               370,845         370,855
          Midline pump station                                          -       2,293,121
          Leasehold improvements                                  291,409         291,409
          Capital construction in progress                      1,295,825          67,002
          Equipment                                               393,462         469,545
                                                            --------------  --------------
                                                                5,951,481       7,296,639

      US - Mexico Pipelines and Matamoros Terminal
      Facility:

      U.S. Pipelines and Rights of Way                          5,626,054       6,245,614
      Mexico Pipelines and Rights of Way                        1,042,039         993,300
      Matamoros Terminal Facility                               5,104,402       5,078,336
      Saltillo Terminal Facility                                  785,699         799,309
      Land                                                        302,221         644,526
                                                            --------------  --------------
          Total LPG                                            18,811,896      21,057,724
                                                            --------------  --------------
Other:
      Automobile                                                   10,800          10,800
      Office equipment                                             39,615          56,266
                                                            --------------  --------------
                                                                   50,415          67,066
                                                            --------------  --------------
                                                               18,862,311      21,124,790
          Less:  accumulated depreciation and amortization   (  2,105,495)   (  2,864,406)
                                                            --------------  --------------

                                                            $  16,756,816   $  18,260,384
                                                            ==============  ==============


     Depreciation and amortization expense of property, plant and equipment totaled $230,078, $388,445 and $758,911 for the years ended July 31, 1999,
     2000 and 2001, respectively. These amounts include CNG related depreciation of $10,105, $0 and $0, respectively, which is included in discontinued operations in the consolidated statements of operations.

     Property, plant and equipment, net of accumulated depreciation, includes $7,128,791 and $6,738,746 of costs, located in Mexico at July 31, 2000 and 2001, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  G  -  INVENTORIES

     Inventories  consist  of  the  following  as  of  July  31,:

                                                        2000                     2001
                                               ----------------------  -----------------------
                                                Gallons       Cost       Gallons      Cost
                                               ----------  ----------  ----------  -----------
         LPG:
            Leased Pipeline and US-
               Mexico Pipelines                 1,361,850  $  736,485   1,688,778  $   693,981
            Storage:
               Brownsville Terminal Facility,
                Matamoros Terminal Facility
                and railcars leased by the
                Company                         1,037,290     560,964     785,184      322,660
               Markham Storage and other       11,176,125   6,025,760  27,664,139   11,368,206
                                               ----------  ----------  ----------  -----------

                                               13,575,265  $7,323,209  30,138,101  $12,384,847
                                               ==========  ==========  ==========  ===========


NOTE  H  -  INCOME  TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at July 31,:


                                                2000                                2001
                                 -------------------------------  ----------------------------------------
                                   Assets        Liabilities            Assets             Liabilities
                                 ----------  -------------------  -------------------  -------------------
Depreciation
Bad debt reserve                 $        -  $           135,000  $                 -  $           145,000
Receivable                          191,000                 -  -              265,000                    -
Deferred compensation expense        31,000                    -               12,000                    -
Deferred interest cost              311,000                    -              203,000                    -
Deferred other cost                 400,000                    -            1,041,000                    -
Net operating loss carryforward      19,000                    -               95,000                    -
                                  1,915,000                    -            3,986,000                    -
                                 ----------  -------------------  -------------------  -------------------
                                  2,867,000              135,000            5,602,000              145,000
Less: valuation allowance
                                  2,867,000              135,000            5,602,000              145,000
                                 ----------  -------------------  -------------------  -------------------
                                 $        -  $                 -  $                 -  $                 -
                                 ==========  ===================  ===================  ===================


     There is no current or deferred federal income tax expense for the years ended July 31, 2000 and 2001. Alternative minimum tax for the year ended July 31, 2000, totaled $44,333 (originally estimated at $97,542). The Company was in a loss position for 2001 and utilized net operating loss carryforwards in 1999 and 2000.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - INCOME TAXES - CONTINUED

     At July 31, 2001, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

                 Year ending     Tax Loss
                   July 31,    Carryforward
                 ------------  -------------
                  2010
                  2012         $      19,000
                  2018             2,279,000
                  2019             3,326,000
                  2021                11,000
                                   6,087,000
                               -------------
                               $  11,722,000
                               =============


     Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.


NOTE  I  -  DEBT  OBLIGATIONS

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

     During December 2000, the Company entered into agreements (Restructuring Agreements) with the holders of $5,409,000 in principal amount of the Notes providing for the restructuring of such Notes (Restructuring). The remaining $245,000 balance of the Notes was paid.

     Under the terms of the Restructuring Agreements, the due dates for the restructured notes (Restructured Notes) were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $3.00 per share and exercisable until December 15, 2003 (New Warrants). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company was required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share because the Restructured Notes were not fully repaid by June 15, 2001.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  DEBT  OBLIGATIONS  -  CONTINUED

     In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (Exercisable Shares). In the event that the Company did not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001 (or April 30, 2001, if, at the time, the Company was ineligible to utilize Form S-3 for purposes of such registration), or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (US Assets) and Mexico (Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). The Company's President has also pledged 2,000,000 shares of common stock of the Company owned by the President (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue at such rate until the required security interest in all of the Collateral has been granted and perfected. In connection with the granting and perfection of the security interests in the Collateral, the Company is currently negotiating with the holders of the Restructured Notes and New Notes (see below) an additional amendment which would provide for modifications to the Collateral. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note M). PMG Capital Corp. (PMG) has agreed to serve as the collateral agent.

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

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to PMG (including cash, new warrants granted and modifications to warrants previously granted to PMG in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. The remaining portion of the unamortized discount was $599,475 at July 31, 2001. Total amortization of discounts related to the Notes and the Restructured Notes and included in the consolidated statements of operations was $1,002,470 and $1,670,794 for the years ended July 31, 2000 and 2001, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  DEBT  OBLIGATIONS  -  CONTINUED

Issuance  of  New  Promissory  Notes
------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which, are being pledged by the Company's President.

     Net  proceeds  from  the  New Notes were used for working capital purposes.

     In connection with the New Notes, PMG acted as placement agent for the Company and received cash fees totaling $69,370 and reimbursement of out of pocket expenses.

     In connection with the issuance of the New Notes and New Note Warrants, the Company recorded a discount of $349,494 related to the fair value of the New Note Warrants issued, fees paid to PMG and other costs associated with the private placement, to be amortized over the life of the New Notes. The remaining portion of the unamortized discount was $150,096 at July 31, 2001. Total amortization of discounts related to the New Notes and included in the consolidated statements of operations was $199,398 for the year ended July 31, 2001.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling
     $614,833 was paid by reduction of the outstanding debt and interest relating to the New Notes and the Restructured Notes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  I  -  DEBT  OBLIGATIONS  -  CONTINUED

LONG-TERM  DEBT
---------------

Long-term debt consists of the following as of July 31,:

                                                                                             2000        2001
                                                                                          ----------  ----------
Capitalized lease obligations in connection with the US - Mexico Pipelines and the
Matamoros Terminal Facility (see note M).                                                 $5,070,500  $        -

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note M).                                                  -   1,263,634

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note M).                                                  -     811,532

Promissory note issued in connection with the purchase of property (see note M).                   -   1,934,872

Contract for Bill of Sale which was extended in April 1999; due in monthly payments of
3,000, including interest at 10%; due in February 2001; collateralized by a building.
Paid during November 2000.                                                                    14,347           -

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2001.                                                                                        202,750     147,500

Other long-term debt                                                                          36,653      35,316
                                                                                          ----------  ----------
                                                                                           5,324,250   4,192,854
Current maturities                                                                         3,859,266     918,885
                                                                                          ----------  ----------
                                                                                          $1,464,984  $3,273,969
                                                                                          ==========  ==========

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor in the event that the Company defaulted under the settlement agreement.

     Scheduled  maturities  are  as  follows:

          Year ending July 31,
         ---------------------
                 2002                  $  918,885
                 2003                     805,117
                 2004                   2,468,852
                                       ----------
                                       $4,192,854
                                       ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During August 2000 and September 2000, the Company issued 12,500 and 100,000 shares, respectively, of common stock of the Company in connection with the settlement of litigation.

     During September 2000, the Company issued 3,480 shares of common stock of the Company in satisfaction of registration rights penalties.

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note (see note E).

     During September 2000, a promissory note to the Company was paid through the exchange of 78,373 shares of common stock of the Company (see note D).

     During October 2000, warrants to purchase a total of 7,500 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $11,250.

     During November 2000, warrants to purchase a total of 200,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $602,500.

     During November 2000, the Company agreed to reduce the exercise price from $2.50 to $2.00 per share for warrants to purchase 500,000 shares of common stock of the Company as an inducement for the holder of the warrants (Holder) to exercise the warrants. The consideration for the exercise of the warrants included $5,000 in cash and a $995,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. During January 2001, the Company received $795,000 as partial payment of the promissory note. The remaining balance of $200,000 on this note has not been paid by the Holder. The Holder is liable with full recourse to the Company and is required to provide 500,000 shares of common stock of the Company as collateral. The Company agreed to allow the Holder to pledge the 500,000 shares in connection with a bank loan of $795,000 which was used by the Holder to partially repay the Company.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     COMMON  STOCK  -  CONTINUED
     -------------

     During December 2000, the Company issued 15,500 shares of common stock of the Company to certain employees of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $47,500 based on the market value of the stock issued.

     During July 2001, warrants to purchase a total of 15,000 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $37,500.

     During August and September 2001, warrants to purchase 37,500 and 275,933 shares, respectively, of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants, through reductions of debt obligations (see note I).

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of the Company, of which 107,470 shares were unissued as of July 31, 2001, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of the Company to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     Transactions  subsequent  to  July  31,  2000,  are  as  follows:

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

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCK  WARRANTS

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     BOARD  COMPENSATION  PLAN
     -------------------------

     During the Board of Directors (the Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the Plan). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of the Company and are to be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are based on the average trading price of the Company's common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

     In connection with the Plan, the Board granted warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $6.94 per share to an outside director on August 1, 2000. In addition, the Board granted to newly elected directors warrants to purchase 60,000 shares of common stock of the Company, at an exercise price of $6.69 per share, with the vesting period to commence on August 7, 2000. The exercise prices per share of the warrants issued were equal to or greater than the quoted market prices per share at the measurement dates. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Plan, during August 2001 the Board granted warrants to purchase 10,000 and 20,000 shares of common stock of the Company at exercise prices of $3.99 and $4.05 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCK  WARRANTS  -  CONTINUED

     OTHER  -  CONTINUED
     -----

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma income (loss) from continuing operations, net income (loss), income (loss) from continuing operations per common share and net income (loss) per common share would have been as follows for the years ended July 31,:

                                                         1999         2000             2001
                                                      ----------  ------------  -------------------
Income (loss) from continuing operations as reported  $1,124,558  $ 1,460,781   $(       8,093,810)
Income (loss) from continuing operations proforma        896,958   (  245,886)   (      10,855,577)
Net income (loss) as reported                            545,445    1,460,781    (       8,093,810)
Net income (loss) proforma                               317,845   (  245,886)   (      10,855,577)

Income (loss) from continuing operations per common
share as reported                                            .11          .11    (             .57)
Income (loss) from continuing operations per common
share proforma                                               .08   (      .02)   (             .77)
Net income (loss) per common share as reported               .05          .11    (             .57)
Net income (loss) per common share proforma                  .03   (      .02)   (             .77)

Income (loss) from continuing operations per common
    share assuming dilution as reported                      .10          .10    (             .57)
Income (loss) from continuing operations per common
    share assuming dilution proforma                         .08   (      .02)   (             .77)
Net income (loss) per common share assuming
dilution as reported                                         .05          .10    (             .57)
Net income (loss) per common share assuming
dilution proforma                                            .03   (      .02)   (             .77)


     The following assumptions were used for two grants of warrants to employees in the year ended July 31, 1999, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0% for both grants; expected volatility of 92% and 94%; risk free interest rate of 7% for both grants; and expected lives of 3 and 5 years.

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2000, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 92% and 93%; risk free interest rate of 6.02%; and expected lives of 3 and 5 years.

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2001, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 90% to 92%; risk free interest rate of 6.02%; and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCK  WARRANTS  -  CONTINUED

     OTHER  -  CONTINUED
     -----

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 1999, 2000 and 2001, totaled $0, $58,333 and $222,988, respectively.
     Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     A summary of the status of the Company's warrants as of July 31, 1999, 2000 and 2001, and changes during the years ending on those dates is presented below:

                                            1999                         2000                         2001
                                ----------------------------  ----------------------------  ---------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                       Average                      Average
  Warrants                        Shares     Exercise Price     Shares     Exercise Price     Shares    Exercise Price
------------------------------  -----------  ---------------  -----------  ---------------  ----------  ---------------
Outstanding at beginning of
  year                           1,430,000   $          3.15   2,591,136   $          2.71  4,154,988   $          3.82
Granted                          1,451,136              2.27   2,478,738              4.36  1,395,000              3.82
Exercised                                -                 -  (  914,886)             2.16  ( 922,500)             2.33
Expired                         (  290,000)             2.67           -                 -  ( 250,000)             6.00
                                -----------                   -----------                   ----------
Outstanding at end of year       2,591,136              2.71   4,154,988              3.82  4,377,488              3.67
                                ===========                   ===========                   ==========
Warrants exercisable at end of
  year                           2,591,136                     2,946,653                    3,451,251

     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1999, 2000 and 2001, by the relationship of the exercise price of the warrants granted to the market price on the grant date:


                                         1999                         2000                          2001
                            ----------------------------  ----------------------------  ----------------------------
                                For warrants granted         For warrants granted         For warrants granted
                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  fair value   exercise price   fair value   exercise price   fair value   exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------
Equals market price         $         -  $             -  $         -  $             -  $      5.06  $          6.77
Exceeds market price               1.03             2.27         2.96             4.21         1.84             4.16
Less than market price             1.98             2.50         1.85             2.50         2.30             2.50



     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended July 31, 1999, 2000 and 2001, respectively: dividend yield of 0% for all three years, expected volatility of 92%, 92% and 92%, risk-free interest rate of 7%, 6.02% and 6.02% and expected lives of 3.5, 3 to 5 and 3 to 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  STOCK  WARRANTS  -  CONTINUED

     The following table summarizes information about the warrants outstanding at July 31, 2001:

                                Warrants Outstanding                 Warrants Exercisable
                             --------------------------             -----------------------
                                            Weighted
                             Number         Average      Weighted   Number         Weighted
                             Outstanding    Remaining    Average    Exercisable    Average
                             at             Contractual  Exercise   at             Exercise
  Range of Exercise Prices   July 31, 2001  Life         Price      July 31, 2001  Price
---------------------------  -------------  -----------  ---------  -------------  ---------

1.75 to $2.50                   2,173,738   2.14 years  $    2.38      2,173,738  $    2.38

3.00 to $3.25                      18,750         2.02       3.00         18,750       3.00

3.69 to $4.60                    1,725,000        3.33       4.51      1,015,411       4.45

5.00 to $6.94                      260,000        3.35       6.29        184,174       6.26

6.95 to $7.00                      200,000        4.17       7.00         59,178       7.00
                             -------------                          -------------

 $1.75 to $7.00                  4,377,488        2.74   $    3.67      3,451,251  $   3.28
                             =============                          =============


NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION  -  OTHER

     On March 16, 1999, the Company settled a lawsuit in mediation with its former chairman of the board, Jorge V. Duran. The total settlement costs recorded by the Company at July 31, 1999, was $456,300. The parties had agreed to extend the date on which the payments were required in connection with the settlement including the issuance of the common stock. On July 26, 2000, the parties executed final settlement agreements whereby the Company paid the required cash payment of $150,000. During September 2000, the Company issued the required stock.

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     In November 2000, the litigation between the Company and A.E. Schmidt Environmental was settled in mediation for $100,000 without admission as to fault.

     During August 2000, the Company and WIN Capital Corporation (WIN) settled litigation whereby the Company issued WIN 12,500 shares of common stock of the Company. The value of the stock, totaling approximately $82,000 at the time of settlement, was recorded in the Company's consolidated financial statements at July 31, 2000.

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. (Cowboy), an affiliate of CPSC, CPSC International, Inc. (CPSC) and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000, which was paid during April 2000, and debt in the amount of $1,908,000. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note M).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     LITIGATION  -  OTHER  -  CONTINUED

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V., (Plaintiff) which contracts with PMI for LPG testing services filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The Company has no contract with the Plaintiff and, therefore, believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     AWARD  FROM  LITIGATION

     For the years ended July 31, 1999 and 2000, the Company recognized gains of $987,114, and $3,036,638, respectively, which represent the amounts of an Award from litigation from a lawsuit that originated in 1994.

     LITIGATION  -  CPSC

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

     On May 8, 2000, CPSC filed an adversary proceeding against the Company in the Court seeking (i) prevention of the Company's use of the US-Mexico Pipelines and escrow of all income related to use of the US-Mexico Pipelines, (ii) sequestering all proceeds related to the sale from any collateral originally pledged to CPSC, (iii) the avoidance of the addendum agreement between the Company and CPSC, and (iv) damages arising from the Company's breach of the Lease Agreements (see note M) and the September 1999 agreements.

     During May 2000, the Company filed a motion with the Court seeking to appoint a Chapter 11 Trustee and the Company also filed a complaint with the Court seeking a declaratory judgment stating that the US Pipelines be held in trust for the benefit of the Company and that the US Pipelines are no longer the assets of the bankruptcy estate.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     LITIGATION  -  CPSC  -  CONTINUED

     On  June  2,  2000,  additional  litigation was filed in the 138th Judicial
     District Court of Cameron County, Texas, against Cowboy and the Company alleging that Cowboy and the Company had illegally trespassed in connection with the construction of the US Pipelines and seeking declaratory relief, including damages, exemplary damages and injunctive relief preventing Cowboy and the Company from utilizing the US Pipelines. On June 9, 2000, CPSC intervened and removed the case to the Court. During August 2000, the litigation was settled through a court ordered mediation by the Company agreeing to acquire land for $342,305, substantially all of which was provided through offsets against the purchase price in connection with the Settlement (see below).

     During March 2001, the Company, Cowboy and the Owner reached a settlement (Settlement) whereby the Company purchased the remaining 50% interest owned by CPSC in the Lease Agreements and related assets resulting in 100% ownership of the US-Mexico Pipelines and the Matamoros Terminal Facility by the Company. Under the terms of the Settlement, the parties provided mutual general releases with respect to previous disputes and claims among the parties (see note M).

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

     As of July 31, 2001, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit
     Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes I and M). For the month of September 2001, HVB did not participate in the RZB Credit Facility.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT  -  CONTINUED

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso NGL Marketing Company, L.P. (El Paso), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments. At July 31, the Company's borrowings and commitments exceeded the amount of the Assets which included $971,875 in cash, by approximately $4,000,000. As of September 30, 2001, the Assets exceeded the borrowings and commitments.

     Interest costs associated with the RZB Credit Facility totaled $217,179, $513,392, and $839,130 for the years ended July 31, 1999, 2000 and 2001.

     OTHER

     Subsequent to July 31, 2001, the obligation to deliver LPG exceeds inventory quantities (Imbalances). As a result the Company is exposed to price risk on the Imbalances.

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

     The operating lease for the land on which the Brownsville Terminal Facility is located (Brownsville Lease) expires in October 2003 and the annual rental amount is approximately $75,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     OPERATING  LEASE  COMMITMENTS  -  CONTINUED

     The Company anticipates renewing the Brownsville Lease prior to its expiration. The Brownsville Lease provides, among other things, that if the Company complies with all the conditions and covenants therein, the leasehold improvements made to the Brownsville Terminal Facility by the Company may be removed from the premises or otherwise disposed of by the Company at the termination of the Brownsville Lease. In the event of a breach by the Company of any of the conditions or covenants, all improvements owned by the Company and placed on the premises shall be considered part of the real estate and shall become the property of the District.

     Tergas leases the land on which the Saltillo Terminal Facility is located. The land is leased through January 2003 for $69,000 annually. Under the terms of the land lease agreement, any leasehold improvements at the termination of the lease may be removed.

     The Company leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually and expires on January 18, 2005.

     Rent  expense  was  as  follows  for  the  years  ended  July  31,:

                                   1999         2000         2001
                                -----------  -----------  -----------
Minimum Rent Expense            $ 1,152,153  $ 1,495,326  $ 2,067,620
Variable Rent Expense                     -      708,213      783,297
                                -----------  -----------  -----------

                 Total          $ 1,152,153  $ 2,203,539  $ 2,850,917
                                ===========  ===========  ===========


     As of July 31, 2001, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                     Year ending July 31,
                     --------------------
                            2002                  $ 1,442,246
                            2003                    1,399,712
                            2004                    1,335,974
                            2005                    1,287,414
                            2006                    1,275,000
                            Thereafter              8,525,000
                                                  -----------
                                                  $15,265,346
                                                  ===========

     EMPLOYMENT  CONTRACTS

     Effective February 1, 2001, the Company entered into a new six year employment agreement with the President of the Company under terms similar to the previous six year employment agreement with the President which expired on January 31, 2001. Under the terms of the new agreement, he is entitled to receive $300,000 in annual compensation until earnings exceed a gross profit of $500,000 per month for an annual period (Minimum Gross Profit), whereupon he is entitled to an increase in his salary to $480,000 for the first year following the period in which the Minimum Gross Profit is met, increasing to $600,000 per year during the second year following the period in which the Minimum Gross Profit is met. He is also entitled to an annual bonus of 5% of all pre-tax profits of the Company. The employment agreement also entitles him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contains a covenant not to compete for a period of one year from his termination and has restrictions on use of confidential information.

     Aggregate compensation under employment agreements totaled $432,000, $338,500 and $300,000 for the years ended July 31, 1999, 2000 and 2001, respectively,  which  included  agreements  with  former  executives.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  ACQUISITION  OF  PIPELINE  INTERESTS

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

     On July 2, 1998, PennMex (see note N), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) [collectively, the US
     Pipelines and the Mexican Pipeline are referred to as the US - Mexico Pipelines] from El Sabino (at the point North of the Rio Bravo) to the Matamoros Terminal Facility.

     In connection with the construction of the US-Mexico Pipelines and the Matamoros Terminal Facility, the Company and CPSC entered into two separate Lease / Installation Purchase Agreements, as amended, (Lease Agreements), whereby CPSC was required to construct and operate the US - Mexico Pipelines (including an additional pipeline to accommodate Refined Products) and the Matamoros Terminal Facility and lease these assets to the Company. The Company had the option to purchase the US - Mexico Pipelines and the Matamoros Terminal Facility at the end of the 10th year anniversary and 15th year anniversary. Under the terms of the Lease Agreements, CPSC was required to pay all costs associated with the design, construction and maintenance of the US - Mexico Pipelines and Matamoros Terminal Facility.

     During December 1999, the Company and CPSC amended the Lease Agreements whereby the Company acquired a 50% interest for $3,000,000 and had the option to acquire the remaining 50% interest in the Lease Agreements. During February 2000, the Company determined that CPSC did not comply with certain obligations under the Lease Agreements. In March 2000, CPSC filed for protection under Chapter 11 of the United States Bankruptcy Code.

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy, which provided the Company with the remaining 50% interest in the portion of the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (Acquired Assets) previously constructed and/or owned by CPSC and leased to the Company. Until the Settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. The Court entered an order approving the Settlement. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (Sold Asset). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  M  -  ACQUISITION  OF  PIPELINE  INTERESTS  -  CONTINUED

     In connection with the Settlement, the Company agreed to pay CPSC $5,800,000 (the Purchase Price) for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3,237,500. The remaining $2,562,500 was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1,462,500 (the CPSC Note) (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (the Other Note) (payable in 36 equal monthly installments of approximately $29,000, including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes I and L). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2,600,000 of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3,800,000 and with a remaining book value totaling approximately $1,908,000 (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1,908,000. CPSC's obligations under the Debt are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (the Remaining Obligations). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1,908,000 plus accrued and unpaid interest is included in long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable (see note I). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included as part of the cost of the Acquired Assets in the accompanying consolidated financial statements at July 31, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.


NOTE  N  -  ACQUISITION  OF  MEXICAN  SUBSIDIARIES

     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  O  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines and Matamoros Terminal Facility. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company and the remaining balance is owned by another officer and consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to withholding taxes.


NOTE  P  -  FOURTH  QUARTER  ADJUSTMENTS  -  UNAUDITED

     The net loss for the quarter ended July 31, 1999, included the following material fourth quarter adjustments: (i) settlement of litigation of $501,416, (ii) the discount of $260,000 on the note receivable in connection with the sale of the CNG assets, and (iii) an increase in the allowance for uncollectible receivables of $111,431.

     The net loss for the quarter ended July 31, 2001, included the following material fourth quarter adjustments: (i) an allowance for uncollectible receivables of approximately $200,000, (ii) through-put deficiency fees of approximately $660,000, and (iii) an adjustment to sales of approximately $507,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  Q  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital, and has exposure related to financing of and/or losses associated with LPG price fluctuations for Imbalances on undelivered LPG. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Company is currently negotiating with the creditors for the required security agreements. The Restructured Notes and the New Notes, which total approximately $5,800,000 at October 12, 2001, are due on December 15, 2001. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26,500,000 gallons per month (actual deliveries have been approximately 23,000,000 gallons per month) although a new sales agreement with PMI has not been consummated (see note
     R). As discussed in note A, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the Restructured Notes and the New Notes referred to in the preceding paragraph and to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal Facility and the success of the Company's future operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note R), (ii) increase its customers assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, and (vi) raise additional debt and/or equity capital.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,722,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  CONTRACTS

     LPG  SALES  TO  PMI

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

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (Confirmation) the following terms of a new agreement (Proposed Agreement) effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. Since April 1, 2001, the Company and PMI have operated under the terms provided for in the Confirmation. From April 1, 2001 through July 31, 2001, the Company sold to PMI approximately 26,600,000 gallons (Sold LPG) for which PMI has not taken delivery. The Company received the posted price plus other fees but has not received the fixed margin referred to in the Confirmation (see note B9.). At July 31, 2001, the obligation to deliver LPG totals approximately $11,495,000 related to such sales. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling approximately $5,900,000 as of July 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 15,100,000 gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling approximately $2,000,000 as of July 31, 2001, related to the fixed margin on undelivered LGP regardless of where the LPG is ultimately delivered. The Company will not record revenues, if any, in its consolidated financial statements related to the above-mentioned amounts until they are paid by PMI or the validity of the Company's interpretations can be otherwise determined.

     Revenues from PMI totaled approximately $112,000,000 for the year ended July 31, 2001, representing approximately 74% of total revenues for the period.

     LPG  BUSINESS  -  SALES  AGREEMENT  -  OTHER

     Beginning May 1, 2001, the Company entered into an agreement which provides for the sale of approximately 3,700,000 - 5,000,000 gallons of propane per month during the period from May 2001 through September 2001, and approximately 1,300,000 - 2,600,000 gallons per month from October 2001 through March 2002. The sales price is based on indexed variable posted prices.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  CONTRACTS  -  CONTINUED

     LPG  SUPPLY  AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). Through July 31, 2001, under the Exxon Supply Contract, Exxon has supplied an average of approximately 11,500,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of 122,000,000 gallons per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay additional costs associated with the use of the ECCPL.

     In September 1999, the Company and El Paso entered into a three year supply agreement (El Paso Supply Agreement) whereby El Paso has agreed to supply and the Company has agreed to take, a monthly average of 2,500,000 gallons of propane (El Paso Supply) beginning in October 1999. The purchase price is indexed to variable posted prices.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. Through July 31, 2001, under the Koch Supply Contract, Koch has supplied an average of approximately 6,000,000 gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company is required to pay additional charges associated with the construction of a new pipeline interconnection to be paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL (approximately $600,000 has been paid through July 31, 2001).

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the required specifications.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  CONTRACTS  -  CONTINUED

     LPG  SUPPLY  AGREEMENTS  -  CONTINUED

     During March 2000, the Company and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (Duke
     Supply) of propane or propane/butane mix beginning April 1, 2000. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (Suppliers). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 26,500,000 gallons per month (actual deliveries have been approximately 23,000,000 gallons per month) although a new sales agreement with PMI has not been consummated.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, El Paso Supply, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.


NOTE S - SUBSEQUENT EVENTS - UNAUDITED

     During November 2001, in connection with notes issued to the Company by certain officers, directors, a related party and an unrelated party (Note Issuers), the Company and the Note Issuers agreed to exchange 43,014 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($172,056). In addition, the Company agreed to extend the date of the notes held by the
     Note  Issuers  to  October  31,  2003.

Schedule  II  -  Valuation  and  Qualifying  Accounts


                  Balance at    Charged to
                 Beginning of    Costs and        Charged to               Balance at End
 Description        Period      Expenses(1)    Other Accounts  Deductions     of Period
--------------  -------------  --------------  --------------  ----------  --------------
Year ended
----------
July 31, 2001
--------------

Allowance for
doubtful
accounts        $     562,950  $      216,713  $            -  $        -  $      779,663

Year ended
----------
July 31, 2000
-------------

Allowance for
doubtful
accounts        $     521,067  $       41,883  $            -  $        -  $      562,950

Year ended
----------
July 31, 1999
-------------

Doubtful
Accounts        $     418,796  $      116,432  $            -  $   14,161  $      521,067


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART  III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 23, 2001.



ITEM  11.     EXECUTIVE  COMPENSATION.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 23, 2001.



ITEM  12.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 23, 2001.



ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 23, 2001.

                                     PART IV


ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.   Financial  Statements  and  Financial  Statement  Schedules.

          The  following  documents  are  filed  as  part  of  this  report:

          (1)  Consolidated  Financial  Statements:

               Penn  Octane  Corporation

                    Independent  Auditor's  Report

                    Consolidated  Balance  Sheet  as  of  July 31, 2000 and 2001

                    Consolidated Statements of Operations for the years ended July 31, 1999, 2000 and 2001

                    Consolidated Statement of Stockholders' Equity for the years ended July 31, 1999, 2000 and 2001

                    Consolidated Statements of Cash Flows for the years ended July 31, 1999, 2000 and 2001

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

   10.2 Promissory Note and Pledge and Security Agreement dated March 26, 1997 between M.I. Garcia Cuesta and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

   10.3 Promissory Note and Pledge and Security Agreement dated April 11, 1997 between Jerome B. Richter and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

   10.4 Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to the Company's land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed for the quarterly period ended April 30, 1994 on February 25, 1994, SEC File No. 000-24394).

   10.5 Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

   10.6 Lease dated September 1, 1993 between Seadrift Pipeline Corporation and Registrant with respect to the Company's pipeline rights. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

   10.7 Lease Amendment dated May 21, 1997 between Seadrift Pipeline Corporation and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

   10.8 Continuing Agreement for Private Letters of Credit dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

   10.9 Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)


   10.10 General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

   10.11 Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome Richter. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394)

   10.12 Amendment letter dated April 22, 1998 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

   10.13 Employment Agreement dated November 17, 1997 between the Company and Jerry L. Lockett. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394)

   10.14 Lease/Installment Purchase Agreement dated November 24, 1998 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.15 Amendment No. 1, to the Lease/Installment Purchase Agreement dated November 24, 1999, dated January 7, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.16 Amendment, to Lease/Installment Purchase Agreement dated February 16, 1999 dated January 25, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.17 Lease/Installment Purchase Agreement dated February 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.18 Amendment No. 2, to Lease/Installment Purchase Agreement dated November 24, 1998 and to Lease/Installment Purchase Agreement dated January 7, 1999 dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.19 Agreement dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.20 Purchase, Sale and Service Agreement for Propane/Butane Mix entered into effective as of October 1, 1999 by and between Exxon Company, U.S.A. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.21 Sales/Purchase Agreement of Propane Stream dated October 1, 1999 between PG&E NGL Marketing, L.P. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.22 Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.23 Amendment to the LPG Purchase Agreement dated June 18, 1999 between P.M.I. Trading Ltd. and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

   10.24 Transfer of Shares Agreement dated November 4, 1999 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

   10.25 Transfer of Shares Agreement dated November 4, 1999 between Juan Jose Navarro Plascencia and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended October 31, 1999, filed on December 14, 1999, SEC File No. 000-24394).

   10.26 Addendum dated December 15, 1999 between CPSC International, Inc. and the Company. (Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarterly period ended January 31, 2000, filed on March 21, 2000, SEC File No. 000-24394).

   10.27 LPG Mix Purchase Contract (DTIR-010-00) dated March 31, 2000 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

   10.28 LPG Mix Purchase Contract (DTIR-011-00) dated March 31, 2000 between P.M.I. Trading Limited and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

   10.29 Product Sales Agreement dated February 23, 2000 between Koch Hydrocarbon Company and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

   10.30 First Amendment Line Letter dated May 2000 between RZB Finance LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000 filed on June 19, 2000, SEC File No. 000-24394).

   10.31 Promissory Note and Pledge and Security Agreement dated April 11, 2000 between Jerome B. Richter and the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.32 Promissory Note and Pledge and Security Agreement dated March 25, 2000 between Jorge Bracamontes A. and the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.33 Promissory Note and Pledge and Security Agreement dated March 26, 2000 between M.I. Garcia Cuesta and the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.34 Promissory Note and Pledge and Security Agreement dated September 10, 2000, between Ian Bothwell and the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).


   10.35 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.36 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.37 Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.38 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.39 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and the Company (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.40 Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and Penn Octane International, L.L.C. (Translation from Spanish). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

   10.41 Promissory Note and Pledge and Security Agreement dated November 30, 2000, between Western Wood Equipment Corporation and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2000, filed on December 12, 2000, SEC File No. 000-24394).


   21.1   Subsidiaries  of  the  Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PENN  OCTANE  CORPORATION



                            By:  /s/Ian  T.  Bothwell
                                 --------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                                 November  13,  2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE          TITLE                                  DATE
-----------------------  --------------------------------  -----------------

/s/Jerome B. Richter     Jerome B. Richter                 November 13, 2001
-----------------------  Chairman, President and Chief
                           Executive Officer

/s/Jorge R. Bracamontes  Jorge R. Bracamontes              November 13, 2001
-----------------------  Executive Vice President,
                           Secretary and Director


/s/Ian T. Bothwell       Ian T. Bothwell                   November 13, 2001
-----------------------  Vice President, Treasurer,
                           Assistant Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director

/s/Jerry L. Lockett      Jerry L. Lockett                  November 13, 2001
-----------------------  Vice President and Director

/s/Stewart J. Paperin    Stewart J. Paperin                November 13, 2001
-----------------------  Director

/s/Harvey L. Benenson    Harvey L. Benenson                November 13, 2001
-----------------------  Director

/s/Charles Handly        Charles Handly                    November 13, 2001
-----------------------  Director