Form 10-Q
period 2001-10-31
PENN OCTANE CORP
filed 2001-12-20
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -------------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      52-1790357
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA                 92211
     (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:   (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 14, 2001 was 14,857,694.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS



         ITEM                                                                        PAGE NO.
         ----                                                                        --------
Part I    1.   Financial  Statements

               Independent Certified Public Accountants' Review Report                  3

               Consolidated Balance Sheets as of October 31, 2001 (unaudited)          4-5
               and  July  31,  2001

               Unaudited Consolidated Statements of Operations for the three months
               ended  October  31,  2001  and  2000                                     6

               Unaudited Consolidated Statements of Cash Flows for the three months
               ended  October  31,  2001  and  2000                                     7

               Notes to Unaudited Consolidated Financial Statements                    8-18

          2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              19-27

          3.   Quantitative and Qualitative Disclosures About Market Risk              27

Part II   1.   Legal  Proceedings                                                      28

          2.   Changes  in  Securities  and  Use  of  Proceeds                         28

          3.   Defaults  Upon  Senior  Securities                                      28

          4.   Submission of Matters to a Vote of Security Holders                     28

          5.   Other  Information                                                      29

          6.   Exhibits  and  Reports  on  Form  8-K                                   29

          7.   Signatures                                                              30

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of October 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 12, 2001, we expressed an unqualified
opinion  on  those  consolidated  financial  statements.   Our  report  letter
contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
December 10, 2001

PART I
ITEM  1.

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS


                                                                          October 31,    July 31,
                                                                             2001          2001
                                                                          (Unaudited)
                                                                         -------------  -----------
Current Assets
  Cash (including restricted cash of $5,872,041 and $971,875)            $   6,516,107  $ 1,322,560
  Trade accounts receivable (less allowance for doubtful accounts of         2,666,253    4,802,897
    $695,897 and $779,663)
  Notes receivable                                                             444,346      439,053
  Inventories                                                               12,324,177   12,384,847
  Prepaid expenses and other current assets                                    295,841      298,828
                                                                         -------------  -----------
    Total current assets                                                    22,246,724   19,248,185

Property, plant and equipment - net                                         18,436,005   18,260,384
Lease rights (net of accumulated amortization of $627,394 and $615,945)        526,645      538,094
Mortgage receivable                                                          1,934,872    1,934,872
Other non-current assets                                                       269,497      312,808
                                                                         -------------  -----------
      Total assets                                                       $  43,413,743  $40,294,343
                                                                         =============  ===========



   The accompanying notes and accountants' report are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             October 31,
                                                                                2001           July 31,
                                                                             (Unaudited)         2001
                                                                           ---------------  ---------------
Current Liabilities
    Current maturities of long-term debt                                   $      925,571   $      918,885
    Short-term debt                                                             5,564,585        5,650,430
    LPG trade accounts payable                                                  8,419,873        9,537,825
    Obligation to deliver LPG                                                  15,932,043       10,942,817
    Other accounts payable and accrued liabilities                              5,122,191        4,867,870
                                                                           ---------------  ---------------
      Total current liabilities                                                35,964,263       31,917,827
Long-term debt, less current maturities                                         3,077,233        3,273,969
Commitments and contingencies                                                           -                -
Stockholders' Equity
    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at October 31, 2001 and July 31, 2001              -                -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at
    October 31, 2001 and July 31, 2001                                                  -                -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    14,778,944 and 14,427,011 shares issued and outstanding at October
    31, 2001 and July 31, 2001                                                    147,790          144,270

    Additional paid-in capital                                                 26,598,886       25,833,822

    Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $623,663 and $596,705 at October
    31, 2001 and July 31, 2001                                               (  3,761,350)    (  3,761,350)

    Accumulated deficit                                                     (  18,613,079)   (  17,114,195)
                                                                           ---------------  ---------------

    Total stockholders' equity                                                  4,372,247        5,102,547
                                                                           ---------------  ---------------

       Total liabilities and stockholders' equity                          $   43,413,743   $   40,294,343
                                                                           ===============  ===============



   The accompanying notes and accountants' report are an integral part of these statements.

                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (UNAUDITED)


                                                             Three Months Ended
                                                       --------------------------------
                                                        October 31,      October 31,
                                                            2001             2000
                                                       --------------  ----------------
Revenues                                               $  31,871,890   $    38,381,119
Cost of goods sold                                        31,245,790        36,792,694
                                                       --------------  ----------------
    Gross profit                                             626,100         1,588,425
Selling, general and administrative expenses
    Legal and professional fees                              623,952           204,514
    Salaries and payroll related expenses                    362,345           257,473
    Travel                                                    54,114            35,160
    Other                                                    198,028           178,253
                                                       --------------  ----------------
                                                           1,238,439           675,400
                                                       --------------  ----------------
      Operating income (loss)                           (    612,339)          913,025
Other income (expense)
    Interest expense                                    (    952,599)   (      806,157)
    Interest income                                           12,747             2,537
    Settlement of litigation                                       -    (      100,000)
                                                       --------------  ----------------
      Income (loss) before taxes                        (  1,552,191)            9,405
Refund of income taxes                                        53,306                 -
                                                       --------------  ----------------
           Net income (loss)                           $(  1,498,885)  $         9,405
                                                       ==============  ================

Net income (loss) per common share                     $(       0.10)  $          0.00
                                                       ==============  ================
Net income (loss) per common share assuming
dilution                                               $(       0.10)  $          0.00
                                                       ==============  ================
Weighted average common shares outstanding                14,611,694        13,583,756
                                                       ==============  ================



   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                                     October 31,
                                                                                     -----------
                                                                                 2001            2000
                                                                             -------------  --------------
Cash flows from operating activities:
Net income (loss)                                                            $( 1,498,885)  $       9,405
Adjustments to reconcile net income (loss) to net cash  provided by (used
in) operating activities:
    Depreciation and amortization                                                 182,246         184,309
    Amortization of lease rights                                                   11,449          11,449
    Non-employee stock based costs                                                210,217          63,291
    Loan discount                                                                 503,362         452,027
    Other                                                                     (     5,292)              -
Changes in current assets and liabilities:
    Trade accounts receivable                                                   2,136,643    (  2,464,558)
    Deferred revenues                                                                   -       1,685,250
    Inventories                                                                    58,867    (  3,566,439)
    Prepaid and other current assets                                              (53,230)         41,464
    LPG trade accounts payable                                                ( 1,117,952)      5,328,021
    Obligation to deliver LPG                                                   4,991,029               -
    Other assets and liabilities, net                                              43,312          (6,250)
    Other accounts payable and accrued liabilities                                279,946         378,899
                                                                             -------------  --------------
      Net cash provided by operating activities                                 5,741,712       2,116,868
Cash flows from investing activities:
    Capital expenditures                                                      (   357,867)   (  1,016,723)
                                                                             -------------  --------------
      Net cash used in investing activities                                      (357,867)   (  1,016,723)
Cash flows from financing activities:
    Revolving credit facilities                                                         -    (    518,797)
    Issuance of common stock                                                            -          45,748
    Costs of registration                                                     (       248)   (     35,276)
    Reduction in debt                                                            (190,050)   (     65,653)
                                                                             -------------  --------------
      Net cash used in financing activities                                   (   190,298)   (    573,978)
                                                                             -------------  --------------
            Net increase in cash                                                5,193,547         526,167
Cash at beginning of period                                                     1,322,560          25,491
                                                                             -------------  --------------
Cash at end of period                                                        $  6,516,107   $     551,658
                                                                             =============  ==============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest (including capitalized interest of $45,000 in 2000)             $    462,602   $     270,849
                                                                             =============  ==============
    Taxes                                                                    $          -   $           -
                                                                             =============  ==============
Supplemental disclosures of noncash transactions:
    Preferred stock, common stock and warrants issued                        $    768,832   $     561,290
                                                                             =============  ==============
    Notes receivable exchanged for common stock                              $          -   $(    555,661)
                                                                             =============  ==============



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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 69% of the Company's total revenues for the three months ended October 31, 2001.

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

     The unaudited consolidated balance sheet as of October 31, 2001, the unaudited consolidated statements of operations for the three months ended October 31, 2001 and 2000, and the unaudited consolidated statements of cash flows for the three months ended October 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 2001, the unaudited consolidated results of operations for the three months ended October 31, 2001 and 2000, and the unaudited consolidated cash flows for the three months ended October 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                 For the three months ended October 31, 2001   For the three months ended October 31, 2000
                                 -------------------------------------------  ---------------------------------------------
                                  Income (loss)      Shares        Per-Share   Income (loss)       Shares       Per-Share
                                   (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                 ---------------  -------------  -----------  ---------------  --------------  ------------
Net income (loss)                $   (1,498,885)              -           -   $         9,405               -             -
BASIC EPS
Net income (loss) available to
    common stockholders              (1,498,885)     14,611,694  $(    0.10)            9,405      13,583,756  $       0.00
                                                                 ===========                                   ============

EFFECT OF DILUTIVE SECURITIES
 Warrants                                     -   N/A                     -                 -         889,733             -
Convertible Preferred Stock                   -   N/A                     -                 -               -             -
                                 ---------------  -------------               ---------------  --------------

DILUTED EPS
Net income (loss) available to
   common stockholders           $          N/A   N/A            $      N/A   $         9,405  $   14,473,489  $       0.00
                                 ===============  =============  ===========  ===============  ==============  ============

NOTE  C  -  NOTES  FROM  RELATED  PARTIES

     As of October 31, 2001, the amounts due from notes issued to the Company by certain officers, directors and a related party (Note Issuers) for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the
     Note Issuers agreed to exchange 36,717 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the due date of the notes to October 31, 2003.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                         October 31,      July 31,
                                                            2001            2001
                                                       --------------  --------------
LPG:
     Brownsville Terminal Facility:
          Building                                     $     173,500   $     173,500
          Terminal facilities                              3,631,207       3,631,207
          Tank Farm                                          370,855         370,855
          Midline pump station                             2,362,567       2,293,121
          Leasehold improvements                             298,157         291,409
          Capital construction in progress                    96,212          67,002
          Equipment                                          479,243         469,545
                                                       --------------  --------------
                                                           7,411,741       7,296,639
     US - Mexico Pipelines and Matamoros Terminal
     Facility:

          U.S. Pipelines and Rights of Way                 6,292,676       6,245,614
          Mexico Pipelines and Rights of Way                 993,300         993,300
          Matamoros Terminal Facility                      5,274,039       5,078,336
          Saltillo Terminal Facility                         799,309         799,309
          Land                                               644,526         644,526
                                                       --------------  --------------
               Total LPG                                  21,415,591      21,057,724
                                                       --------------  --------------
Other:
     Automobile                                               10,800          10,800
     Office equipment                                         56,266          56,266
                                                       --------------  --------------
                                                              67,066          67,066
                                                       --------------  --------------
                                                          21,482,657      21,124,790
     Less:  accumulated depreciation and amortization   (  3,046,652)   (  2,864,406)
                                                       --------------  --------------

                                                       $  18,436,005   $  18,260,384
                                                       ==============  ==============


Property, plant and equipment, net of accumulated depreciation, includes $6,906,314 and $6,738,746 of costs, located in Mexico at October 31, 2001 and July 31, 2001, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  DEBT  OBLIGATIONS

     SHORT-TERM  DEBT
     ----------------

     Restructuring  of  Notes
     ------------------------

     During December 2000, the Company entered into agreements (Restructuring Agreements) with the holders of $5,409,000 in principal amount of the promissory notes (Notes) providing for the restructuring of such Notes (Restructuring).

     Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (Restructured Notes) were extended to December 15, 2001 and are payable on December 17, 2001 (see note J). Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $2.50 per share and exercisable until December 15, 2003 (New Warrants). The Company also agreed to modify the exercise prices of the warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance (Warrants) from $4.00 per share to $2.50 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003.

     In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (Exercisable Shares). In the event that the Company did not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001, or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (US Assets) and Mexico (Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). The Company's President has also pledged 2,000,000 shares of common stock of the Company owned by the President (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue at such rate until the required security interest in all of the Collateral has been granted and perfected. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note G). PMG Capital Corp. (PMG) has agreed to serve as the collateral agent.

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140, to be amortized over the life of the Restructured Notes. The remaining portion of the unamortized discount was $196,907 at October 31, 2001. Total amortization of discount related to the Restructured Notes and included in the unaudited consolidated statements of operations was $402,567 for the three months ended October 31, 2001.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  DEBT  OBLIGATIONS  -  CONTINUED

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company owned by certain holders of the Restructured Notes were exercised and was paid by reducing the outstanding debt and accrued interest due on the Restructured Notes by $614,833.

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) due December 15, 2001 and are payable on December 17, 2001 (see note J). The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which are being pledged by the Company's President. In connection with the New Notes, PMG acted as placement agent for the Company.

     In connection with the issuance of the New Notes and New Note Warrants, the Company recorded a discount of $349,494, to be amortized over the life of the New Notes. The remaining portion of the unamortized discount was $49,301 at October 31, 2001. Total amortization of discounts related to the New Notes and included in the unaudited consolidated statements of operations was $100,795 for the three months ended October 31, 2001.

LONG-TERM  DEBT
---------------

Long-term debt consists of the following:
                                                                                           October 31,    July 31,
                                                                                               2001         2001
                                                                                           ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due  in monthly installments of $46,000 including interest at 9% through  February 2004 (CPSC Note); collateralized by the US portion of
the US - Mexico Pipelines                                                                  $  1,151,692  $1,263,634

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due in  monthly installments of $29,000 including interest at 9% through March 2004; collateralized by the US portion of the US - Mexico
Pipelines                                                                                       743,424     811,532

Promissory  note  issued  in  connection with the purchase of property, due in monthly minimum  installments  of  $15,000  or $.001 for each gallon that flows through the US
Pipelines including interest at 10% with a balloon payment due in April 2003 (Mortgage
Note)                                                                                         1,934,872   1,934,872

Unsecured  noninterest-bearing note payable, discounted at 7%, for legal services; due
in February 2001                                                                                137,500     147,500

Other long-term debt                                                                             35,316      35,316
                                                                                           ------------  ----------
                                                                                              4,002,804   4,192,854

Current maturities                                                                              925,571     918,885
                                                                                           ------------  ----------

                                                                                           $  3,077,233  $3,273,969
                                                                                           ============  ==========

The Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note until security pledged in connection with the note is perfected.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  DEBT  OBLIGATIONS  -  CONTINUED

     CPSC International, Inc. (CPSC) agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (Remaining Obligations). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of $1,908,000 plus accrued and unpaid interest is included in long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable.

     In connection with the acquisition of the US - Mexico Pipelines and Matamoros Terminal Facility, the Company may be required to fund additional capital expenditures related to the US - Mexico Pipelines and Matamoros Terminal Facility, which amount cannot presently be determined. Pursuant to the terms of a settlement agreement, such amounts may be offset against the CPSC Note.

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor in the event that the Company defaulted under a settlement agreement.


NOTE  F  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During August and September 2001, warrants to purchase 37,500 and 275,933 shares, respectively, of common stock of the Company owned by certain holders of the Restructured Notes were exercised for which the exercise price was paid by reductions of debt obligations (see note E).

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     STOCK  AWARD  PLAN
     ------------------

     During September 2001, the Company issued 37,500 shares of common stock of the Company pursuant to the Plan to a consultant in payment for services rendered to the Company valued at $150,000.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  STOCKHOLDERS'  EQUITY  -  CONTINUED

     BOARD  COMPENSATION  PLAN

     In connection with the Board Plan, during August 2001 the Board granted warrants to purchase 10,000 and 20,000 shares of common stock of the Company at exercise prices of $3.99 and $4.05 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Board Plan, during November 2001 the Board granted warrants to purchase 30,000 shares of common stock of the Company at exercise prices of $3.66 per share to a newly appointed outside director. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.


NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

     LITIGATION

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran, a former chairman of the board, and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The Company has no contract with the Plaintiff and, therefore, believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

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


NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of October 31, 2001, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit
     Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of $5,872,041 at October 31, 2001), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001.

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

     OTHER

     At October 31, 2001, the obligation to deliver LPG totaled approximately $15,932,000, representing approximately 38,673,000 gallons of LPG, most of which has been designated for delivery from Markham. The customer has yet to request delivery of any of the quantities subject to the obligation to deliver LPG. However, upon request for delivery by the customer, the Company's requirement to deliver the LPG from Markham will be limited to among other things, the hydraulic and logistical capabilities of the Markham storage system. Furthermore, the Company's storage capacity at Markham is limited to space which is available to the Company pursuant to the Markham storage contract. At October 31, 2001, storage balances at Markham exceed amounts which had previously been reserved by the Company.
     To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company is exposed to price risk. To hedge the exposure to the price risk, during November 2001, the Company purchased a financial Asian TET Mont Belvieu, Texas propane call option on 8,400,000 gallons of propane for March 2002 with a strike price of $.39 per gallon (Option). Settlement of the Option is based on the monthly average price of TET propane for March 2002, as published by the Oil Price Information Service.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE  H  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital, and has exposure to price risk (see note G). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchase of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total approximately $5,811,000 at October 31, 2001, are due on December 15, 2001 and payable on December 17, 2001 (see note J). In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26,500,000 gallons per month (actual deliveries have been approximately 23,000,000 gallons per month) although a new sales agreement with PMI has not been consummated (see note I). As discussed in note A, the Company has historically depended heavily on sales to PMI.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note I), (ii) increase its customer base assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital and (vii) collect unrecorded revenues from PMI that the Company believes it is due under the Old Agreement and Proposed Agreement (see note
     I).

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


NOTE  I-  CONTRACTS

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

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (Confirmation) the following terms of a new agreement (Proposed Agreement) effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. Since April 1, 2001, the Company and PMI have operated under the terms provided for in the Confirmation. From April 1, 2001 through October 31, 2001, the Company sold to PMI approximately 38,673,000 gallons (Sold LPG) for which PMI has not taken delivery (obligation to deliver LPG - see note G). The Company received the posted price plus other fees but has not received the fixed margin referred to in the Confirmation on 35,058,000 gallons. At October 31, 2001, the obligation to deliver LPG totals approximately $15,932,000 related to such sales. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling approximately $5,900,000 as of October 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 15,100,000 gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling approximately $2,629,000 as of October 31, 2001, related to the fixed margin on undelivered LGP regardless of where the LPG is ultimately delivered. The Company will not record revenues, if any, in its unaudited consolidated financial statements related to the above-mentioned amounts until they are paid by PMI or the validity of the Company's interpretations can be otherwise determined.

     Revenues from PMI totaled approximately $22,044,000 for the three months ended October 31, 2001, representing approximately 69% of total revenues for the period.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J  -  SUBSEQUENT  EVENT  -  NOT  SUBJECT  TO  INDEPENDENT CERTIFIED PUBLIC
     ACCOUNTANTS'  REVIEW  REPORT

     RESTRUCTURED  NOTES  AND  NEW  NOTES

     Extension  Of  Notes
     --------------------

     During December 2001, the Company and certain holders of the New Notes and the Restructured Notes (Accepting Noteholders) reached an agreement whereby the due date of approximately $3,035,000 principal amount of the Accepting Noteholders Restructured Notes and/or New Notes were extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders Restructured Notes and/or New Notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% of the Restructured Notes and/or New Notes extended, (iii) modify the Warrants and New Warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase right with regard to the Warrants, New Warrants and New Note Warrants.

     In connection with the above, the Company agreed to make payments to the Accepting Noteholders by December 15, 2001, equal to the interest owing on the Restructured Notes and/or New Notes through December 15, 2001, and the fee described above.

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaling approximately $2,776,000, plus accrued and unpaid interest through December 15, 2001, are payable on December 17, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.

FORWARD-LOOKING  STATEMENTS

     The statements contained in this Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal Facility, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001, as well as those discussed elsewhere in this Report. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During the three months ended October 31, 2001, the Company derived 69% of its revenues from sales of LPG to PMI, its primary customer.

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


LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended October 31,:

                                               2001   2000
                                              -----  -----

Volume Sold and Delivered

     LPG (millions of gallons) - PMI           45.0   40.0
     LPG (million of gallons) - Other          24.1   20.1
                                              -----  -----
                                               69.1   60.1

Average sales price

     LPG (per gallon) - PMI                   $0.49  $0.68
     LPG (per gallon) - Other                  0.41   0.56

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2000

     Revenues. Revenues for the three months ended October 31, 2001 were $31.9 million compared with $38.4 million for the three months ended October 31, 2000, a decrease of $6.5 million or 17.0%. Of this decrease, $7.6 million was attributable to decreases in average sales prices of LPG sold to PMI during the three months ended October 31, 2001 and $3.1 million was attributable to decreased average sales prices of LPG sold to customers other then PMI during the three months ended October 31, 2001 in connection with the Company's desire to reduce quantities of inventory, partially offset by increases of $2.4 million attributable to increased volumes of LPG sold to PMI and $1.7 million attributable to increased volumes of LPG sold to customers other than PMI during the three months ended October 31, 2001.

     Cost of goods sold. Cost of goods sold for the three months ended October 31, 2001, was $31.2 million compared with $36.8 million for the three months ended October 31, 2000, a decrease of $5.5 million or 15.1%. Of this decrease, $7.2 million was attributable to decreases in the cost of LPG sold to PMI during the three months ended October 31, 2001, $2.6 million was attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the three months ended October 31, 2001, partially offset by increases of $2.1 million attributable to increased volume of LPG sold to PMI during the three months ended October 31, 2001, $1.9 million attributable to increased volume of LPG sold to customers other than PMI during the three months ended October 31, 2001 and $316,165 attributable to net increases in other operating costs associated with LPG during the three months ended October 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.2 million for the three months ended October 31, 2001 compared with $675,400 for the three months ended October 31, 2000, an increase of $563,039 or 83.4%. The increase during the three months ended October 31, 2001, was principally due to nonrecurring legal and consulting fees incurred in connection with the negotiation of contracts with PMI and costs associated with the Company's plans to import LPG directly into Mexico.

     Other income (expense). Other income (expense) was $(939,852) for the three months ended October 31, 2001 compared with $(903,620) for the three months ended October 31, 2000, a decrease of $36,232. The increase in other expense was due primarily to increased interest costs and amortization of discounts on outstanding debt during the three months ended October 31, 2001 partially offset by a reduction in costs associated with the settlement of litigation during the three months ended October 31, 2001.

     Income tax. Due to the availability of net operating losses during the three months ended October 31, 2001 and 2000, there was no income tax expense recorded in either period. The Company had a net operating loss carryforwards of approximately $12.0 million at July 31, 2001, which expire in the years 2010 to 2021, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments to the extent of any prior alternative minimum taxes paid.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations, continues to have a deficit in working capital and has exposure to price risk (see note G to the unaudited consolidated financial statements). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchases of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total approximately $5.8 million at October 31, 2001, are due on December 15, 2001 (payable on December 17, 2001) or June 15, 2002 (see note J to the unaudited consolidated financial statements). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility and/or due to storage limitations at Markham Storage. The Company depends heavily on sales to one major customer for which a new sales agreement has not been consummated. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the three months ended October 31, 2001 and 2000. All information is in thousands.

                                             OCTOBER 31,      OCTOBER 31,
                                                2001             2000
                                           ---------------  ---------------
Net cash provided by operating activities  $        5,742   $        2,117
Net cash used in investing activities . .   (         358)    (      1,017)
Net cash used in financing activities . .   (         190)   (         574)
                                           ---------------  ---------------
Net increase in cash. . . . . . . . . . .  $        5,194   $          526
                                           ===============  ===============

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

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (the "Confirmation") the following terms of a new agreement (the "Proposed Agreement") effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. Since April 1, 2001, the Company and PMI have operated under the terms provided for in the Confirmation. From April 1, 2001 through October 31, 2001, the Company sold to PMI approximately 38.7 million gallons (the "Sold LPG") for which PMI has not taken delivery (obligation to deliver LPG - see note G to the unaudited consolidated financial statements). The Company received the posted price plus other fees on the Sold LPG but has not received the fixed margin referred to in the Confirmation on
35.1 million gallons. At October 31, 2001, the obligation to deliver LPG totals approximately $15.9 million related to such sales. The Company and PMI are negotiating the revisions of the Proposed Agreement.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling approximately $5.9 million as of October 31, 2001, resulting principally from shortfalls in the minimum volume requirements (approximately 15.1 million gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling approximately $2.6 million as of October 31, 2001, related to the fixed margin on undelivered LPG regardless of where the LPG is ultimately delivered. The Company will not record revenues, if any, in its consolidated financial statements related to the above-mentioned amounts until they are paid by PMI or the validity of the Company's interpretations can be otherwise determined.

     Revenues from PMI totaled approximately $22.0 million for the three months ended October 31, 2001, representing approximately 69% of total revenue for the period.

     LPG Supply Agreements. The Company has entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 million gallons per month) although a new sales agreement with PMI has not been consummated.

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

     In connection with the above, in August 2001, Tergas received a permit from the Mexican government to import LPG. Tergas also received authorization from Mexican customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

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

     Credit Arrangements and Other. As of October 31, 2001, the Company has a $20.0 million credit facility with RZB Finance L.L.C. ("RZB") and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of $5,872,041 at October 31 2001), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso, Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     At October 31, 2001, the obligation to deliver LPG totaled approximately $15.9 million, representing approximately 38.7 million gallons of LPG, most of which has been designated for delivery from Markham. The customer has yet to request delivery of any of the quantities subject to the obligation to deliver LPG. However, upon request for delivery by the customer, the Company's requirement to deliver the LPG from Markham will be limited to among other things, the hydraulic and logistical capabilities of the Markham storage system. Furthermore, the Company's storage capacity at Markham is limited to space which is available to the Company pursuant to the Markham storage contract. At October 31, 2001, storage balances at Markham exceed amounts which had previously been reserved by the Company. To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company is exposed to price risk. To hedge the exposure to the price risk, during November 2001, the Company purchased a financial Asian TET Mont Belvieu, Texas propane call option on 8.4 million gallons of propane for March 2002 with a strike price of $.39 per gallon (the "Option"). Settlement of the Option is based on the monthly average price of TET propane for March 2002, as published by the Oil Price Information Service.

     Private Placements and Other Transactions. During December 2000, the Company entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the promissory notes (the "Notes") providing for the restructuring of such remaining Notes (the "Restructuring").

     Under the terms of the Restructuring Agreements, the due dates for the restructured notes (the "Restructured Notes") were extended to December 15, 2001 and are payable on December 17, 2001 (see note J to the unaudited consolidated financial statements). Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments are due quarterly beginning March 15, 2001.

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of the Company at an exercise price of $2.50 per share and exercisable until December 15, 2003 (the "New Warrants"). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of the Company previously issued to the holders of the Restructured Notes in connection with their original issuance (the "Warrants") from $4.00 per share to $2.50 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003.

     In connection with the Restructuring Agreements, the Company has also agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (the "Exercisable Shares"). In the event that the Company did not have an effective registration statement under the Securities Act of 1933, as amended, covering the Exercisable Shares by March 31, 2001, or if any effective registration statement ceases to be effective during any period in which such effectiveness is required, the Company will be required to pay additional interest on the Restructured Notes at the rate of 4% per annum for the period in which the deficiency continues to exist. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company owned by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue at such rate until the required security interest in all of the Collateral has been granted and perfected. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note G to the unaudited consolidated financial statements). PMG has agreed to serve as the collateral agent.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company owned by certain holders of the Restructured Notes were exercised and was paid by reducing the outstanding debt and accrued interest due on the Restructured Notes.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001 and are payable on December 17, 2001 (see note J to the unaudited consolidated financial statements). The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes will also be secured by the Collateral and the shares of the Company which are being pledged by the Company's President. In connection with the New Notes, PMG acted as placement agent for the Company.

     During December 2001, the Company and certain holders of the New Notes and the Restructured Notes (the "Accepting Noteholders") reached an agreement whereby the due date of approximately $3.0 million principal amount of the Accepting Noteholders Restructured Notes and/or New Notes were extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders Restructured Notes and/or New Notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% of the Restructured Notes and/or New Notes extended, (iii) modify the Warrants and New Warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase right with regard to the Warrants, New Warrants and New Note Warrants.

     In connection with the above, the Company agreed to make payments to the Accepting Noteholders by December 15, 2001, equal to the interest owing on the Restructured Notes and/or New Notes through December 15, 2001, and the fee described above.

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaling approximately $2.8 million, plus accrued and unpaid interest through December 15, 2001, are payable on December 17, 2001 are expected to be paid from proceeds from the sale of assets subsequent to December 17, 2001.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     As of October 31, 2001, the amounts due from notes issued to the Company by certain officers, directors and a related party (the "Note Issuers") for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the due date of the notes to October 31, 2003.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Litigation. On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran, a former chairman of the board, and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000 (see above). Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff"), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The Company has no contract with the Plaintiff and, therefore, believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital and has exposure to price risk (see note G to the unaudited consolidated financial statements). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchase of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total approximately $5.8 million at October 31, 2001, are due on December 15, 2001 (payable on December 17, 2001) or June 15, 2002 (see note J to the unaudited consolidated financial statements). The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility or due to storage limitations at Markham storage. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 million gallons per month) although a new sales agreement with PMI has not been consummated (see note I to the unaudited consolidated financial statements). As discussed in note A to the unaudited consolidated financial statements, the Company has historically depended heavily on sales to PMI.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note I to the unaudited consolidated financial statements), (ii) increase its customer base assuming Deregulation, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital and (vii) collect unrecorded revenues from PMI that the Company believes it is due under the Old Agreement and Proposed Agreement (see note I to the unaudited consolidated financial statements).

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12.0 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.


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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     To the extent that the Company maintains quantities of LPG inventory in excess of commitments for quantities of undelivered LPG and/or has commitments for undelivered LPG in excess of inventory balances, the Company is exposed to market risk related to the volatility of LPG prices. In the event that inventory balances exceed commitments for undelivered LPG, during periods of falling LPG prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations. In the event that commitments for undelivered LPG exceed inventory balances, the Company may purchase contracts which protect the Company against future price increases of LPG (see note G to the unaudited consolidated financial statements).

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See note G to the accompanying unaudited consolidated financial statements and note L to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          See note F to the accompanying unaudited consolidated financial statements and notes J and K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001, for information concerning certain sales of Securities.

          In connection with the issuances of securities discussed in notes E and F to the accompanying unaudited consolidated financial statements, the transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          The 2001 Annual Meeting of Stockholders of the Company (the "Meeting") was held on December 14, 2001 at the Company's executive offices. The record date for the Meeting was November 19, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's five proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

          Proposal #1    Election  of  Directors

          Name of Director Elected  Votes For   Votes Withheld
          ------------------------  ----------  --------------

          Jerome B. Richter         11,065,592         165,130
          Jorge R. Bracamontes      11,065,592         165,130
          Ian T. Bothwell           11,065,592         165,130
          Jerry L. Lockett          11,065,592         165,130
          Charles Handly            11,065,592         165,130
          Stewart J. Paperin        11,065,592         165,130
          Harvey L. Benenson        11,065,592         165,130
          Emmett M. Murphy          11,065,592         165,130


          Proposal #2    Proposal  to  ratify  the  compensation  of the outside
                         directors of the Company by the issuance of warrants of the Company.

                              For              Against               Abstain
                              ---              -------               -------

                           6,518,165           359,477                17,370

          Proposal #3    Proposal  to  ratify  the  issuance  of warrants of the
                         Company to certain executive officers of the Company as bonus compensation.

                              For              Against               Abstain
                              ---              -------               -------

                           6,492,465           377,077                25,470

          Proposal #4    Proposal  to  ratify  the  adoption  of  a warrant plan
                         for the benefit of Company officers, directors, employees, and consultants.

                              For              Against               Abstain
                              ---              -------               -------

                           6,527,365           361,477                 6,170

          Proposal #5    Proposal to ratify the appointment of Burton McCumber &
                         Cortez, L.L.P. as the independent auditors of the Company for the fiscal year ending July 31, 2002.

                              For              Against               Abstain
                              ---              -------               -------

                           10,962,222          259,950                 8,550


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a.   Exhibits

     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     10.01 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2001, and related agreements and instruments dated November 28, 2001, between the Company and the holders of the Notes.


     b.   Reports  on  Form  8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            PENN  OCTANE  CORPORATION



December 20, 2001           By:  /s/  Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief  Financial  Officer