Form 10-Q
period 2002-01-31
PENN OCTANE CORP
filed 2002-03-15
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from                  to
                                        ----------------    -----------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                           52-1790357
(State or Other Jurisdiction                              (I.R.S.Employer
of Incorporation or Organization)                        Identification No.)


77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA          92211
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

The number of shares of Common Stock, par value $.01 per share, outstanding on February 28, 2002 was 14,857,694.

                                     PENN OCTANE CORPORATION
                                        TABLE OF CONTENTS


           ITEM                                                                         PAGE NO.
           ----                                                                         --------
Part I        1.  Financial Statements

                  Independent Certified Public Accountants' Review Report                    3

                  Consolidated Balance Sheets as of January 31, 2002 (unaudited)           4-5
                  and July 31, 2001

                  Unaudited Consolidated Statements of Operations for the three months
                  and six months ended January 31, 2002 and 2001                             6

                  Unaudited Consolidated Statement of Stockholders' Equity for the six
                  months ended January 31, 2002                                              7

                  Unaudited Consolidated Statements of Cash Flows for the six months
                  ended January 31, 2002 and 2001                                            8

                  Notes to Unaudited Consolidated Financial Statements                    9-19

              2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              20-30

              3.  Quantitative and Qualitative Disclosures About Market Risk                30

Part II       1.  Legal Proceedings                                                         31

              2.  Changes in Securities and Use of Proceeds                                 31

              3.  Defaults Upon Senior Securities                                           31

              4.  Submission of Matters to a Vote of Security Holders                       31

              5.  Other Information                                                         32

              6.  Exhibits and Reports on Form 8-K                                          32

              7.  Signatures                                                                33

            Independent Certified Public Accountants' Review Report


Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheets of Penn Octane Corporation and subsidiaries (Company) as of January 31, 2002, the related consolidated statements of operations for the three months and six months ended January 31, 2002, the consolidated statement of stockholders' equity for the six months ended January 31, 2002 and the consolidated statements of cash flows for the six months ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                               /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville,  Texas
March  11,  2002

PART I
ITEM 1.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS


                                                                               January  31,
                                                                                   2002        July 31,
                                                                               (Unaudited)       2001
                                                                              --------------  -----------
Current Assets

  Cash (including restricted cash of $3,656,691 and $971,875)                 $    3,691,858  $ 1,322,560

  Trade accounts receivable (less allowance for doubtful accounts of  $0
  and $779,663)                                                                    2,732,990    4,802,897

  Notes receivable (including related parties' notes of  $414,355 and
  214,355)                                                                           649,639      439,053

  Inventories                                                                      6,385,597   12,384,847

  Prepaid expenses and other current assets                                          244,200      298,828
                                                                              --------------  -----------
    Total current assets                                                          13,704,284   19,248,185

Property, plant and equipment - net                                               18,398,620   18,260,384

Lease rights (net of accumulated amortization of $638,843 and $615,945)              515,196      538,094

Mortgage receivable                                                                1,943,212    1,934,872

Other non-current assets                                                             216,293      312,808
                                                                              --------------  -----------
      Total assets                                                            $   34,777,605  $40,294,343
                                                                              ==============  ===========


  The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             January 31,
                                                                                2002          July 31,
                                                                             (Unaudited)        2001
                                                                            -------------  ---------------
Current Liabilities

  Current maturities of long-term debt                                      $    916,884   $      918,885

  Short-term debt                                                              2,981,246        5,650,430

  LPG trade accounts payable                                                   5,921,683        9,537,825

  Obligation to deliver LPG                                                   11,128,698       10,942,817

  Other accounts payable and accrued liabilities                               5,714,577        4,867,870
                                                                            -------------  ---------------

    Total current liabilities                                                 26,663,088       31,917,827

Long-term debt, less current maturities                                        2,892,767        3,273,969

Commitments and contingencies                                                          -                -

Stockholders' Equity

  Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
  No shares issued and outstanding at January 31, 2002 and July 31, 2001               -                -

  Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
  5,000,000 shares authorized; No shares issued and outstanding at January
  31, 2002 and July 31, 2001                                                           -                -

  Common stock - $.01 par value, 25,000,000 shares authorized;
  14,857,694 and 14,427,011 shares issued and outstanding at January 31,
  2002 and July 31, 2001                                                         148,578          144,270

  Additional paid-in capital                                                  26,941,749       25,833,822

  Notes receivable from officers of the Company and a related party for exercise of warrants, less reserve of $650,570 and $596,705 at
    January 31,2002 and July 31, 2001                                         (3,761,350)      (3,761,350)

  Accumulated deficit                                                        (17,914,533)     (17,114,195)

  Accumulated other comprehensive loss                                          (192,694)               -
                                                                            -------------  ---------------

  Total stockholders' equity                                                   5,221,750        5,102,547
                                                                            -------------  ---------------

      Total liabilities and stockholders' equity                            $ 34,777,605   $   40,294,343
                                                                            =============  ===============

  The accompanying notes and accountants' report are an integral part of these statements.

                               PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (UNAUDITED)


                                                    Three Months Ended               Six Months Ended
                                               -------------  --------------  -------------  --------------
                                                January 31,    January 31,     January 31,    January 31,
                                                   2002            2001           2002            2001
                                               -------------  --------------  -------------  --------------
Revenues                                       $ 32,897,657   $  47,637,301   $ 64,769,547   $  86,018,420
Cost of goods sold                               30,635,630      47,592,280     61,881,420      84,384,974
                                               -------------  --------------  -------------  --------------

    Gross profit                                  2,262,027          45,021      2,888,127       1,633,446

Selling, general and administrative expenses
    Legal and professional fees                     320,834         445,419        944,786         649,933
    Salaries and payroll related expenses           306,586         318,508        668,931         575,981
    Travel                                           45,131          65,293         99,245         100,453
    Other                                           216,019         172,778        414,047         351,031
                                               -------------  --------------  -------------  --------------
                                                    888,570       1,001,998      2,127,009       1,677,398
                                               -------------  --------------  -------------  --------------
      Operating income (loss)                     1,373,457        (956,977)       761,118         (43,952)
Other income (expense)
    Interest expense                               (691,391)       (854,633)    (1,643,990)     (1,660,790)
    Interest income                                  16,481          19,754         29,228          22,291
    Settlement of litigation                              -         (14,173)             -        (114,173)
                                               -------------  --------------  -------------  --------------
      Income (loss) before taxes                    698,547      (1,806,029)      (853,644)     (1,796,624)
Refund of income taxes                                    -               -         53,306               -
                                               -------------  --------------  -------------  --------------
        Net income (loss)                      $    698,547   $  (1,806,029)  $   (800,338)  $  (1,796,624)
                                               =============  ==============  =============  ==============

Net income (loss) per common share             $       0.05   $       (0.13)  $      (0.05)  $       (0.13)
                                               =============  ==============  =============  ==============
Net income (loss) per common share assuming
dilution                                       $       0.05   $       (0.13)  $      (0.05)  $       (0.13)
                                               =============  ==============  =============  ==============
Weighted average common shares outstanding       14,832,871      14,188,936     14,722,282      13,886,346
                                               =============  ==============  =============  ==============

  The accompanying notes and accountants' report are an integral part of these statements.

                                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            FOR THE SIX MONTHS ENDED JANUARY 31, 2002

                                                           (UNAUDITED)


                                                                                                                    ACCUMULATED
                                                    SENIOR              ADDITIONAL      STOCK-                         OTHER
                                      PREFERRED   PREFERRED    COMMON     PAID-IN      HOLDERS'     ACCUMULATED    COMPREHENSIVE
                                        STOCK       STOCK      STOCK      CAPITAL       NOTES         DEFICIT          LOSS
                                      ----------  ----------  --------  -----------  ------------  -------------  --------------
Balance at July 31, 2001              $        -  $        -  $144,270  $25,833,822  $(3,761,350)  $(17,114,195)  $            -

  Comprehensive income (loss)

    Net loss                                                                                           (800,338)

    Unrealized loss on derivatives,
      net of tax                                                                                                        (192,694)


    Total comprehensive loss

Exercise of warrants                                               788      137,025

Exchange of debt for exercise of
  warrants                                                       3,135      611,698

Discount on extension of debt                                               207,283

Other                                                               10        2,296

Stock issued as payment for
  consulting services                                              375      149,625
                                      ----------  ----------  --------  -----------  ------------  -------------  --------------
Balance at January 31, 2002           $        -  $        -  $148,578  $26,941,749  $(3,761,350)  $(17,914,533)  $     (192,694)
                                      ==========  ==========  ========  ===========  ============  =============  ===============


                                         TOTAL
                                      -----------
Balance at July 31, 2001              $5,102,547

  Comprehensive income (loss)

    Net loss                            (800,338)

    Unrealized loss on derivatives,
      net of tax                        (192,694)
                                      -----------

    Total comprehensive loss            (993,032)

Exercise of warrants                   137,813

Exchange of debt for exercise of
  warrants                               614,833

Discount on extension of debt            207,283

Other                                      2,306

Stock issued as payment for
  consulting services                    150,000
                                      -----------
Balance at January 31, 2002           $5,221,750
                                      ===========

  The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                            January 31,
                                                                                    ---------------------------
                                                                                        2002           2001
                                                                                    -------------  ------------
Cash flows from operating activities:
Net loss                                                                            $   (800,338)  $(1,796,624)
Adjustments to reconcile net loss to net cash  provided by  operating activities:
    Depreciation and amortization                                                        371,600       371,190
    Amortization of lease rights                                                          22,898        22,898
    Non-employee stock based costs                                                       262,434       109,991
    Loan discount                                                                        803,099       896,037
    Write-down of inventory to lower of cost or market                                         -     2,337,124
    Other                                                                                 (7,786)       29,157
Changes in current assets and liabilities:
    Trade accounts receivable                                                          2,069,906    (3,370,151)
    Deferred revenues                                                                          -       561,750
    Inventories                                                                        5,997,447    (3,437,712)
    Prepaid and other current assets                                                    (450,500)      133,166
    LPG trade accounts payable                                                        (3,616,142)    7,596,027
    Obligation to deliver LPG                                                            187,684             -
    Other assets and liabilities, net                                                     96,517        (6,250)
    Other accounts payable and accrued liabilities                                       872,332      (214,557)
                                                                                    -------------  ------------
     Net cash provided by operating activities                                         5,809,151     3,232,046
Cash flows from investing activities:
    Capital expenditures                                                                (509,836)   (1,356,271)
                                                                                    -------------  ------------
    Net cash used in investing activities                                               (509,836)   (1,356,271)
Cash flows from financing activities:
    Revolving credit facilities                                                                -    (2,543,537)
    Issuance of common stock                                                             137,813     1,419,581
    Costs of registration                                                                  ( 494)      (49,438)
    Issuance of debt                                                                           -       991,000
    Reduction in debt                                                                 (3,067,336)     (291,000)
                                                                                    -------------  ------------
     Net cash used in financing activities                                            (2,930,017)     (473,394)
                                                                                    -------------  ------------
               Net increase in cash                                                    2,369,298     1,402,381
Cash at beginning of period                                                            1,322,560        25,491
                                                                                    -------------  ------------
Cash at end of period                                                               $  3,691,858   $ 1,427,872
                                                                                    =============  ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest (including capitalized interest of $90,000 in 2001)                    $    913,785   $   829,468
                                                                                    =============  ============
Supplemental disclosures of noncash transactions:
    Preferred stock, common stock and warrants issued                               $     974,915   $ 2,910,820
                                                                                    =============  ============
    Notes receivable exchanged for common stock                                     $          -   $  (555,661)
                                                                                    =============  ============
    Unrealized loss on a derivative                                                 $   (192,694)  $         -
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (Brownsville
     Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects Exxon Mobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (ECCPL), which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline exchange suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company also has up to 8,400,000 gallons of available storage in Mont Belvieu, Texas. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is also a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company by PMI is generally destined for consumption in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 73% of the Company's total revenues for the six months ended January 31, 2002.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries, Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and subsidiaries, its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal) and its other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated balance sheet as of January 31, 2002, the unaudited consolidated statements of operations for the three months and six months ended January 31, 2002 and 2001, the unaudited consolidated statement of stockholders' equity for the six months ended January 31, 2002 and the consolidated statements of cash flows for the six months ended January 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 2002, the unaudited consolidated results of operations for the three months and six months ended January 31, 2002 and 2001, the unaudited consolidated statement of stockholders' equity for the six months ended January 31, 2002 and the consolidated statements of cash flows for the six months ended January 31, 2002 and 2001.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                        For the three months ended January 31, 2002  For the three months ended January 31, 2001
                                        ------------------------------------------  ----------------------------------------------
                                        Income (loss)      Shares       Per-Share    Income (loss)      Shares        Per-Share
                                         (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                                        --------------  -------------  -----------  ---------------  -------------  --------------
Net income (loss)                       $      698,547              -            -  $(   1,806,029)              -              -
BASIC EPS
Net income (loss) available to common          698,547     14,832,871  $      0.05      (1,806,029)     14,188,936  $       (0.13)
   stockholders                                                        ===========                                  ==============

EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        544,458            -               -             N/A              -
 Convertible Preferred Stock                         -              -            -               -             N/A              -
                                        --------------  -------------               ---------------  -------------

DILUTED EPS
Net income (loss) available to common   $      698,547     15,377,329  $      0.05  $          N/A             N/A  $         N/A
  stockholders                          ==============  =============  ===========  ===============  =============  ==============

                                         For the six months ended January 31, 2002     For the six months ended January 31, 2001
                                        --------------------------------------------  --------------------------------------------
                                        Income (loss)      Shares        Per-Share     Income (loss)     Shares        Per-Share
                                         (Numerator)    (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                        --------------  -------------  -------------  --------------  -------------  -------------
Net income (loss)                       $   ( 800,338)              -             -   $  (1,796,624)              -             -
BASIC EPS
Net income (loss) available to common        (800,338)     14,722,282  $      (0.05)     (1,796,624)     13,886,346  $      (0.13)
  Stockholders                                                         =============                                 =============

EFFECT OF DILUTIVE SECURITIES
Warrants                                            -             N/A             -               -             N/A             -
Convertible Preferred Stock                         -             N/A             -               -             N/A             -
                                        --------------  -------------                 --------------  -------------
DILUTED EPS
Net income (loss) available to common   $         N/A             N/A  $        N/A   $         N/A             N/A  $        N/A
  stockholders                          ==============  =============  =============  ==============  =============  =============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C - NOTES FROM RELATED PARTIES

     As of January 31, 2002, the amounts due from notes issued to the Company by certain officers, directors and a related party (Note Issuers) for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the
     Note Issuers agreed to exchange 36,717 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition upon receipt of the common stock, the Company agreed to extend the due date of the notes to October 31, 2003.

     During January 2002, the Company received a note in the amount of $200,000 for a loan to the Company's president. The note bears interest at the prime rate and the note plus accrued interest are due on January 31, 2003. The note is collateralized by shares collateralizing another obligation of the president to the Company.


NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                      January 31,    July 31,
                                                         2002          2001
                                                    -------------  ------------
LPG:
  Brownsville Terminal Facility:
    Building                                        $    173,500   $   173,500
    Terminal facilities                                3,631,207     3,631,207
    Tank Farm                                            370,855       370,855
    Midline pump station                               2,437,696     2,293,121
    Leasehold improvements                               298,157       291,409
    Capital construction in progress                      96,212        67,002
    Equipment                                            490,149       469,545
                                                    -------------  ------------
                                                       7,497,776     7,296,639

  US - Mexico Pipelines and Matamoros Terminal
  Facility:

    U.S. Pipelines and Rights of Way                   6,317,703     6,245,614
    Mexico Pipelines and Rights of Way                   993,300       993,300
    Matamoros Terminal Facility                        5,074,087     5,078,336
    Saltillo Terminal Facility                         1,027,266       799,309
    Land                                                 644,526       644,526
                                                    -------------  ------------
        Total LPG                                     21,554,658    21,057,724
                                                    -------------  ------------
Other:
  Automobile                                              10,800        10,800
  Office equipment                                        69,168        56,266
                                                    -------------  ------------
                                                          79,968        67,066
                                                    -------------  ------------
                                                      21,634,626    21,124,790
  Less:  accumulated depreciation and amortization    (3,236,006)   (2,864,406)
                                                    -------------  ------------

                                                    $ 18,398,620   $18,260,384
                                                    =============  ============


The above includes $6,914,026, and $6,738,746 net of accumulated depreciation, of costs of property, plant and equipment located in Mexico at January 31, 2002 and July 31, 2001, respectively.

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

     Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (Restructured Notes) were extended to December 15, 2001 and were payable on December 17, 2001 (see below). Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to adjustment). Interest payments were due quarterly beginning March 15, 2001.


     Issuance of New Promissory Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) which were due December 15, 2001 and were payable on December 17, 2001 (see below). The terms of the New Notes are substantially the same as those contained in the Restructured Notes issued in connection with the Restructuring described above.

     Payment on Restructured Notes
    ------------------------------

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company owned by certain holders of the Restructured Notes were exercised. The exercise price was satisfied by the Company reducing the outstanding debt and accrued interest due on the Restructured Notes by $614,833.

     Extension of Restructured Notes and New Notes
     ---------------------------------------------

     During December 2001, the Company and certain holders of the New Notes and the Restructured Notes (Accepting Noteholders) reached an agreement whereby the due date for $3,135,000 of principal due on the Accepting Noteholders' Restructured Notes and/or New Notes was extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders'
     Restructured Notes and/or New Notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% of the Restructured Notes and/or New Notes extended, (iii) modify the warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase right with regard to the warrants.

     In connection with the issuance of the Restructured Notes and New Notes, the Company recorded a discount of $1,946,634, to be amortized over the life of the Restructured Notes and New Notes. At January 31, 2002, the entire discount has been amortized. Amortization of discounts totaling $749,570 related to the Restructured Notes and New Notes is included in the unaudited consolidated statement of operations for the six months ended January 31, 2002.

     In connection with the extension of the Accepting Noteholders' warrants, the Company recorded a discount of $207,283, of which $53,529 has been amortized as of January 31, 2002.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - DEBT OBLIGATIONS - CONTINUED


     Extension of Restructured Notes and New Notes - Continued
     ---------------------------------------------------------

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaled approximately $2,676,000, plus accrued interest and was paid during December 2001 and January 2002.

     LONG-TERM DEBT
     --------------

Long-term debt consists of the following:
                                                                                           January 31,    July 31,
                                                                                               2002         2001
                                                                                           ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due in monthly installments of $46,000 including interest at 9% through  February 2004 (CPSC Note); collateralized by the US portion of
the US - Mexico Pipelines                                                                  $  1,045,602  $1,263,634

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due in monthly installments of $29,000 including interest at 9% through March 2004; collateralized by the US portion of the US - Mexico
Pipelines                                                                                       673,772     811,532

Promissory note issued in connection with the purchase of property, due in monthly minimum installments of $15,000 or $.001 for each gallon that flows through the US
Pipelines including interest at 10% with a balloon payment due in April 2003  (Mortgage
Note)                                                                                         1,943,212   1,934,872

Unsecured noninterest-bearing note payable, discounted at 7%, for legal services; due in
February 2001                                                                                   137,500     147,500

Other long-term debt                                                                              9,565      35,316
                                                                                           ------------  ----------
                                                                                              3,809,651   4,192,854
Current maturities                                                                              916,884     918,885
                                                                                           ------------  ----------
                                                                                           $  2,892,767  $3,273,969
                                                                                           ============  ==========


The Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note until collateral pledged in connection with the note is perfected.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - DEBT OBLIGATIONS - CONTINUED

     CPSC International, Inc. (CPSC) agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note. Thereafter, CPSC will be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (Remaining Obligations). CPSC's obligations to the Company relating to the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of $1,908,000 plus accrued and unpaid interest is included in long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable.

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

     During August and September 2001, warrants to purchase 37,500 and 275,933 shares, respectively, of common stock of the Company owned by certain holders of the Restructured Notes were exercised. The exercise price was satisfied by reductions of debt obligations (see note E).

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

NOTE G - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and PennWilson have been dismissed from the litigation pursuant to summary judgments.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of January 31, 2002, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of $3,656,691 at January 31, 2002), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001.

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

     OTHER

     At January 31, 2002, the obligation to deliver LPG totaled $11,128,698, representing 32,317,733 gallons of LPG, most of which has been designated for delivery from Markham. Upon request for delivery by the customer, the Company's requirement to deliver the LPG from Markham will be limited to among other things, the hydraulic and logistical capabilities of the Markham storage system. Furthermore, the Company's storage capacity at Markham is limited to space which is available to the Company pursuant to the Markham storage contract. At January 31, 2002, storage balances at Markham exceed amounts which had previously been reserved by the Company.
     To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company is exposed to price risk.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

     DERIVATIVE  INSTRUMENT

     To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company may purchase derivative financial instruments to hedge against the risks associated with negative price fluctuations in LPG until such time as the Company expects to be required to purchase the necessary LPG.

     The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB
     133), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

     The carrying value of the Company's financial instrument approximates fair value, which is generally determined by quoted prices at the balance sheet date for similar instruments with similar terms.

     At January 31, 2002, the Company has a financial Asian TET Mont Belvieu, Texas propane call option on 8,400,000 gallons of propane for March 2002 with a strike price of $.39 per gallon (Option). Settlement of the Option is based on the monthly average price of TET propane for March 2002, as published by the Oil Price Information Service. The cost to acquire the Option was $192,694. The Company considers the call option to be a cash flow hedge and therefore, the Company has recorded a $192,694 loss in comprehensive income for the six months ended January 31, 2002. Any ultimate gain or loss will be recognized upon the exercise or expiration of the option.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE H - REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital, and has exposure to price risk (see note G). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchase of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total $3,135,000 at January 31, 2002, are due on June 15, 2002. In addition, the Company entered into supply agreements for quantities of LPG totaling 26,500,000 gallons per month (actual deliveries have been approximately 23,000,000 gallons per month) although a new sales agreement with PMI has not been consummated (see note I). As discussed in note A, the Company has historically depended heavily on sales to PMI.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - REALIZATION OF ASSETS - CONTINUED

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note I), (ii) increase its customer base assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) collect unrecorded revenues from PMI that the Company believes it is due under the Old Agreement and Proposed Agreement (see note
     I) and (viii) relocate the Satillo Terminal Facility to another location in or near Saltillo, Coahuila, Mexico.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,700,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

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

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (Confirmation) the following terms of a new agreement (Proposed Agreement) effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. Beginning January 1, 2002, PMI has purchased minimum monthly volumes of 17,000,000 gallons per month at slightly higher premiums than those specified in the Confirmation. From April 1, 2001 through November 30, 2001, the Company sold PMI 39,555,216 gallons (Sold LPG) for which PMI has taken delivery on 7,237,483 gallons through January 31, 2002 and has not taken delivery on the remaining 32,317,733 gallons (Undelivered Sold LPG) as of January 31, 2002 (obligation to deliver LPG - see note G). The Company received the posted price plus other fees but has not received the fixed margin referred to in the Confirmation on 28,702,207 gallons of the Undelivered Sold LPG. At January 31, 2002, the obligation to deliver LPG totals $11,128,698 related to such sales.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I- CONTRACTS - CONTINUED

     LPG SALES TO PMI - CONTINUED

     During February 2002, the Company delivered 12,015,443 gallons of the Undelivered Sold LPG at Mont Belvieu of which 3,615,443 gallons were delivered from quantities of inventory held by the Company at Mont Belvieu and 8,400,000 gallons were delivered through an exchange with Exxon (Exchange). Under the terms of the Exchange, the Company is required to pay for the net cost of the gallons purchased totaling approximately $2,688,000 through an additional surcharge on the propane and butane gallons purchased from Exxon pursuant to the Exxon Supply Contract of $.092 per gallon, beginning February 15, 2002 until such time as the total purchase price has been paid.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling $5,900,000 as of January 31, 2002, resulting principally from shortfalls in the minimum volume requirements (approximately 15,100,000 gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling $2,156,672 as of January 31, 2002, related to the fixed margin on undelivered LGP regardless of where the LPG is ultimately delivered. Furthermore, beginning January 1, 2002, PMI began purchasing lower volumes than those provided for in the Confirmation, resulting in additional lost revenues to the Company. The Company will not record revenues, if any, until they are paid by PMI or the validity of the Company's interpretations can otherwise be determined.

     To date, the Company's attempts to consummate an agreement and reach a settlement regarding the above matters with PMI has been unsuccessful.

     Revenues from PMI totaled $47,224,001 for the six months ended January 31, 2002, representing approximately 73% of total revenues for the period.

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

     During the three months ended January 31, 2002, the Company derived 73% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three and six months ended January 31, 2002 and 2001.

                                           Three months ended January 31,     Six months ended January 31,
                                         ----------------------------------  --------------------------------
                                               2002              2001             2002             2001
                                         ----------------  ----------------  ---------------  ---------------
Volume Sold and Delivered
      LPG (millions of gallons) - PMI                62.9              50.0            107.8             90.0
      LPG (millions of gallons) - Other              17.3              13.8             41.4             32.8
                                         ----------------  ----------------  ---------------  ---------------
                                                     80.2              63.8            149.2            122.8
                                         ================  ================  ===============  ===============

Average sales price
      LPG (per gallon) - PMI             $           0.40  $           0.77  $          0.44  $          0.73
      LPG (per gallon) - Other                       0.45              0.66             0.42             0.62

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2001

     Revenues. Revenues for the three months ended January 31, 2002, were $32.9 million compared with $47.6 million for the three months ended January 31, 2001, a decrease of $14.7 million or 30.9%. Of this decrease, $18.5 million was attributable to decreases in average sales prices of LPG sold to PMI during the three months ended January 31, 2002 and $2.9 million was attributable to decreased average sales prices of LPG sold to customers other than PMI during the three months ended January 31, 2002 in connection with the Company's desire to reduce quantities of inventory, partially offset by increases of $5.1 million attributable to increased volumes of LPG sold to PMI and $1.6 million attributable to increased volumes of LPG sold to customers other than PMI during the three months ended January 31, 2002.

     Cost of goods sold. Cost of goods sold for the three months ended January 31, 2002, was $30.6 million compared with $47.6 million for the three months ended January 31, 2001, a decrease of $17.0 million or 35.6%. Of this decrease, $21.0 million was attributable to decreases in the cost of LPG sold to PMI during the three months ended January 31, 2002, $2.2 million was attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the three months ended January 31, 2002, partially offset by increases of $4.1 million attributable to increased volume of LPG sold to PMI during the three months ended January 31, 2002, $1.8 million attributable to increased volume of LPG sold to customers other than PMI during the three months ended January 31, 2002 and $229,120 attributable to net increases in other operating costs associated with LPG during the three months ended January 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $888,570 for the three months ended January 31, 2002, compared with $1.0 million for the three months ended January 31, 2001, a decrease of $113,428 or 11.3%. The decrease during the three months ended January 31, 2002, was principally due to reduced nonrecurring legal and consulting fees incurred in connection with the negotiation of contracts with PMI and costs associated with the Company's plans to import LPG directly into Mexico.

     Other income (expense). Other income (expense) was $(674,910) for the three months ended January 31, 2002, compared with $(849,052) for the three months ended January 31, 2001, a decrease of $174,142. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the three months ended January 31, 2002.

     Income tax. Due to the availability of net operating loss carryforwards during the three months ended January 31, 2002 and 2001, there was no income tax expense recorded in either period. The Company had net operating loss carryforwards of approximately $12.0 million at July 31, 2001, which expire in the years 2010 to 2021, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments to the extent of any prior alternative minimum taxes paid.

SIX  MONTHS  ENDED  JANUARY  31, 2002 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2001

     Revenues. Revenues for the six months ended January 31, 2002, were $64.8 million compared with $86.0 million for the six months ended January 31, 2001, a decrease of $21.2 million or 24.7%. Of this decrease, $26.3 million was attributable to decreases in average sales prices of LPG sold to PMI during the six months ended January 31, 2002, and $6.0 million was attributable to decreased average sales prices of LPG sold to customers other than PMI during the six months ended January 31, 2002, in connection with the Company's desire to reduce quantities of inventory, partially offset by increases of $7.8 million attributable to increased volumes of LPG sold to PMI and $3.3 million attributable to increased volumes of LPG sold to customers other than PMI during the six months ended January 31, 2002.

     Cost of goods sold. Cost of goods sold for the six months ended January 31, 2002, was $61.9 million compared with $84.4 million for the six months ended January 31, 2001, a decrease of $22.5 million or 26.7%. Of this decrease, $28.4 million was attributable to decreases in the cost of LPG sold to PMI during the six months ended January 31, 2002, $4.8 million was attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the six months ended January 31, 2002, partially offset by increases of $6.5 million attributable to increased volume of LPG sold to PMI during the six months ended January 31, 2002, $3.7 million attributable to increased volume of LPG sold to customers other than PMI during the six months ended January 31, 2002 and $545,285 attributable to net increases in other operating costs associated with LPG during the six months ended January 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.1 million for the six months ended January 31, 2002, compared with $1.7 million for the six months ended January 31, 2001, an increase of $449,611 or 26.8%. The increase during the six months ended January 31, 2002, was principally due to nonrecurring legal and consulting fees.

     Other income (expense). Other income (expense) was $(1.6) million for the six months ended January 31, 2002, compared with $(1.8) million for the six months ended January 31, 2001, a decrease of $137,910. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the six months ended January 31, 2002.

     Income  tax.   Due  to  the availability of net operating losses during the six months ended January 31, 2002 and 2001, there was no income tax expense recorded in either period. The Company had net operating loss carryforwards of approximately $12.0 million at July 31, 2001, which expire in the years 2010 to 2021, and may be significantly limited by the application of the "change in ownership" rules under Section 382 of the Internal Revenue Code. The Company can receive a credit against any future tax payments to the extent of any prior alternative minimum taxes paid.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations, continues to have a deficit in working capital and has exposure to price risk (see note G to the unaudited consolidated financial statements). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchases of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total approximately $3.1 million at January 31, 2002, are due on June 15, 2002. The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility and/or due to storage limitations at Markham Storage. The Company depends heavily on sales to one major customer for which a new sales agreement has not been consummated. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the six months ended January 31, 2002 and 2001. All information is in thousands.


                                            JANUARY 31,    JANUARY 31,
                                               2002           2001
                                           -------------  -------------
Net cash provided by operating activities  $      5,810   $      3,232
Net cash used in investing activities . .          (510)        (1,356)
Net cash used in financing activities . .        (2,931)          (474)
                                           -------------  -------------
Net increase in cash. . . . . . . . . . .  $      2,369   $      1,402
                                           =============  =============


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

     The Old Agreements expired March 31, 2001. On April 26, 2001, PMI confirmed to the Company in writing (the "Confirmation") the following terms of a new agreement (the "Proposed Agreement") effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provides for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three year period. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. Beginning January 1, 2002, PMI has purchased minimum monthly volumes of 17,000,000 gallons per month at slightly higher premiums than those specified in the Confirmation. From April 1, 2001 through November 30, 2001, the Company sold PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI has taken delivery on 7.2 million gallons through January 31, 2002 and has not taken delivery on the remaining 32.3 million gallons (the "Undelivered Sold LPG") as of January 31, 2002 (obligation to deliver LPG - see note G to the unaudited consolidated financial statements). The Company received the posted price plus other fees but has not received the fixed margin referred to in the Confirmation on 28.7 million gallons of the Undelivered Sold LPG. At January 31, 2002, the obligation to deliver LPG totals approximately $11.1 million related to such sales.

     During February 2002, the Company delivered approximately 12.0 million gallons of the Undelivered Sold LPG at Mont Belvieu of which 3.6 million gallons were delivered from quantities of inventory held by the Company at Mont Belvieu and 8.4 million gallons were delivered through an exchange with Exxon (the "Exchange"). Under the terms of the Exchange, the Company is required to pay for the net cost of the gallons purchased totaling approximately $2.6 million through an additional surcharge on the propane and butane gallons purchased from Exxon pursuant to the Exxon Supply Contract of $.092 per gallon, beginning February 15, 2002 until such time as the total purchase price has been paid.

     Since March 2001, PMI has used the Matamoros Terminal Facility to load a portion of LPG purchased from the Company for distribution in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers or as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Based on the Company's interpretation of certain of the provisions of the Old Agreements, additional amounts are due from PMI totaling approximately $5.9 million as of January 31, 2002, resulting principally from shortfalls in the minimum volume requirements (approximately 15.1 million gallons) and other price adjustments as provided for under those agreements. In addition, the Company's interpretation of the Confirmation results in amounts due from PMI totaling approximately $2.2 million as of January 31, 2002, related to the fixed margin on undelivered LPG regardless of where the LPG is ultimately delivered. Furthermore, beginning January 1, 2002, PMI began purchasing lower volumes than those provided for in the Confirmation, resulting in additional lost revenues to the Company. The Company will not record revenues, if any, until they are paid by PMI or the validity of the Company's interpretations can otherwise be determined.

     To date, the Company's attempt to consummate an agreement and reach a settlement regarding the above matters with PMI has been unsuccessful.

     Revenues from PMI totaled approximately $47.2 million for the six months ended January 31, 2002, representing approximately 73% of total revenue for the period.

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

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline beginning January 1, 2001 until its expiration is $1.0 million. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease, the Company reserved up to 12.6 million gallons of storage through December 31, 2002, and may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance. As of January 31, 2002, the Company's inventory balances at Markham exceeded the amount the Company had reserved for storage at Markham.

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

     The Company recently began utilizing a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million gallons per year and 360 million gallons per year.

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

     Although Tergas is currently able to import LPG into Mexico by virtue of the permit, the Mexican government has asked Tergas to defer use of the permit and, as a result, the Company has not sold LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning in the near future. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, it is the Company's intention, that should Deregulation occur, to sell LPG directly to distributors in Mexico as well as PMI.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. Revenue is not recognized on these transactions until physical delivery.

     Credit Arrangements and Other. As of January 31, 2002, the Company has a $20.0 million credit facility with RZB Finance L.L.C. ("RZB") and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of approximately $3.7 million at January 31, 2002), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso, Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     At January 31, 2002, the obligation to deliver LPG totaled approximately $11.1 million, representing approximately 32.3 million gallons of LPG, most of which has been designated for delivery from Markham. Upon request for delivery by the customer, the Company's requirement to deliver the LPG from Markham will be limited to among other things, the hydraulic and logistical capabilities of the Markham storage system. Furthermore, the Company's storage capacity at Markham is limited to space which is available to the Company pursuant to the Markham storage contract. At January 31, 2002, storage balances at Markham exceed amounts which had previously been reserved by the Company. To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company is exposed to price risk.

     To the extent that quantities related to the obligation to deliver LPG exceed quantities of LPG on hand, the Company may purchase derivative financial instruments to hedge against the risks associated with negative price fluctuations in LPG until such time as the Company expects to be required to purchase the necessary LPG.

     The  Company  has  adopted  Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

     The carrying value of the Company's financial instruments approximates fair value, which is generally determined by quoted prices at the balance sheet date for similar instruments with similar terms.

     At January 31, 2002, the Company has a financial Asian TET Mont Belvieu, Texas propane call option on 8.4 million gallons of propane for March 2002 with a strike price of $.39 per gallon (the "Option"). Settlement of the Option is based on the monthly average price of TET propane for March 2002, as published by the Oil Price Information Service. The cost to acquire the Option was $192,694. The Company considers the call option to be a cash flow hedge and therefore, the Company has recorded a $192,694 loss in comprehensive income for the six months ended January 31, 2002. Any ultimate gain or loss will be recognized upon the exercise or expiration of the option.

     Private Placements and Other Transactions. During December 2000, the Company entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the promissory notes (the "Notes") providing for the restructuring of such remaining Notes (the "Restructuring").

     Under the terms of the Restructuring Agreements, the due dates for the restructured notes (the "Restructured Notes") were extended to December 15, 2001 and were payable on December 17, 2001 (see below). Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to adjustment). Interest payments were due quarterly beginning March 15, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company owned by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001, and will continue at such rate until the required security interest in all of the Collateral has been granted and perfected. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note H to the unaudited consolidated financial statements). PMG has agreed to serve as the collateral agent.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") which were due December 15, 2001 and were payable on December 17, 2001 (see below). The terms of the New Notes are substantially the same as those contained in the Restructured Notes issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes will also be received by the Collateral and the shares of the Company which are being pledged by the Company's President.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company owned by certain holders of the Restructured Notes were exercised. The exercise price was satisfied by the Company reducing the outstanding debt and accrued interest due on the Restructured Notes by $614,833.

     During December 2001, the Company and certain holders of the New Notes and the Restructured Notes (the "Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the Accepting Noteholders' Restructured Notes and/or New Notes was extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders' Restructured Notes and/or New Notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% of the Restructured Notes and/or New Notes extended, (iii) modify the warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase right with regard to the warrants.

     In connection with the issuance of the Restructured Notes and New Notes, the Company recorded a discount of approximately $1.9 million to be amortized over the life of the Restructured Notes and New Notes. At January 31, 2002, the entire discount has been amortized. Amortization of discounts totaling $749,570 related to the Restructured Notes and New Notes is included in the unaudited consolidated statement of operations for the six months ended January 31, 2002.

     In connection with the extension of the Accepting Noteholders' warrants, the Company recorded a discount of $207,283, of which $53,529 has been amortized as of January 31, 2002.

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaled approximately $2.7 million, plus accrued interest and was paid during December 2001 and January 2002.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     As of January 31, 2002, the amounts due from notes issued to the Company by certain officers, directors and a related party (the "Note Issuers") for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition upon receipt of the common stock, the Company agreed to extend the due date of the notes to October 31, 2003.

     During January 2002 the Company received a note in the amount of $200,000 for a loan to the Company's president. The note bears interest at the prime rate and the note plus accrued interest are due on January 31, 2003. The note is collateralized by shares collateralizing another obligation of the president to the Company.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Litigation. On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and PennWilson have recently been dismissed from the litigation pursuant to summary judgments.

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

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations, continues to have a deficit in working capital and has exposure to price risk (see note G to the unaudited consolidated financial statements). Also at the time that the Company is required by a customer to deliver quantities of LPG related to its obligation to deliver LPG, subject to the limitations described in note G to the unaudited consolidated financial statements, to the extent that quantities of LPG to be delivered exceed the quantities of LPG on hand, the Company may not have the financing available to fund the purchase of such quantities. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes, which total approximately $3.1 million at January 31, 2002, are due on June 15, 2002. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital, to reduce outstanding balances under its credit facility or due to storage limitations at Markham storage. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 23.0 million gallons per month) although a new sales agreement with PMI has not been consummated (see note I to the unaudited consolidated financial statements). As discussed in note A to the unaudited consolidated financial statements, the Company has historically depended heavily on sales to PMI.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers including consummation of the Proposed Agreement (see note I to the unaudited consolidated financial statements), (ii) increase its customer base assuming Deregulation, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) collect unrecorded revenues from PMI that the Company believes it is due under the Old Agreement and Proposed Agreement (see note I to the unaudited consolidated financial statements) and (viii) relocate the Saltillo Terminal Facility to another location in or near Saltillo, Coahuila, Mexico.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12.0 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of January 31, 2002. Where applicable LPG prices are based on the January 2002 monthly average as published by Oil Price Information Services.

                                                                PAYMENTS DUE BY PERIOD
                                                                 (AMOUNTS IN MILLIONS)
                                      ----------------------------------------------------------------
                                                     Less than     1 - 3        4 - 5         After
       Contractual Obligations            Total        1 Year      Years        Years        5 Years
       -----------------------        -------------  ----------  ---------  --------------  ----------
Long -Term Debt                       $         3.8  $      0.9  $     2.9  $            -  $        -

Operating Leases                               15.8         1.4        2.8             2.8         8.8

LPG Purchase Obligations                      406.9        85.1      100.2            95.0       126.6
                                      -------------  ----------  ---------  --------------  ----------

  Total Contractual Cash Obligations  $       426.5  $     87.4  $   105.9  $         97.8  $    135.4
                                      =============  ==========  =========  ==============  ==========


Obligation to Deliver LPG             $        11.1  $     11.1  $     0.0  $          0.0  $      0.0
                                      -------------  ----------  ---------  --------------  ----------
  Total Commercial Commitments        $        11.1  $     11.1  $     0.0  $          0.0  $      0.0
                                      =============  ==========  =========  ==============  ==========


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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

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


                                       PENN OCTANE CORPORATION



March 15, 2001                         By:  /s/Ian  T.  Bothwell
                                            --------------------------
                                            Ian  T.  Bothwell
                                            Vice President, Treasurer,
                                              Assistant Secretary,
                                              Chief Financial Officer