Form 10-Q
period 2002-04-30
PENN OCTANE CORP
filed 2002-06-13
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  April  30,  2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from                  to
                                        ----------------    ----------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                    52-1790357
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

     The number of shares of Common Stock, par value $.01 per share, outstanding on May 31, 2002 was 14,857,694.

                                    PENN OCTANE CORPORATION
                                       TABLE OF CONTENTS



         ITEM                                                                          PAGE NO.
         ----                                                                          --------
Part I     1.  Financial Statements

               Independent Certified Public Accountants' Review Report                       3

               Consolidated Balance Sheets as of April 30, 2002 (unaudited)                 4-5
               and July 31, 2001

               Unaudited Consolidated Statements of Operations for the three months
               and nine months ended April 30, 2002 and 2001                                 6

               Unaudited Consolidated Statement of Stockholders' Equity for the nine
               months ended April 30, 2002                                                   7

               Unaudited Consolidated Statements of Cash Flows for the nine months
               ended April 30, 2002 and 2001                                                 8

               Notes to Unaudited Consolidated Financial Statements                         9-17

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                   18-27

           3.  Quantitative and Qualitative Disclosures About Market Risk                   27

Part II    1.  Legal Proceedings                                                            28

           2.  Changes in Securities and Use of Proceeds                                    28

           3.  Defaults Upon Senior Securities                                              28

           4.  Submission of Matters to a Vote of Security Holders                         28-29

           5.  Other Information                                                            29

           6.  Exhibits and Reports on Form 8-K                                             29

           7.  Signatures                                                                   30

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheets of Penn Octane Corporation and subsidiaries (Company) as of April 30, 2002, the related consolidated statements of operations for the three months and nine months ended April 30, 2002, the consolidated statement of stockholders' equity for the nine months ended April 30, 2002 and the consolidated statements of cash flows for the nine months ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
June 7, 2002

PART I
ITEM  1.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS


                                                                                            April 30,     July 31,
                                                                                               2002         2001
                                                                                           (Unaudited)
                                                                                           ------------  -----------
Current Assets
  Cash (including restricted cash of $1,590,998 and $971,875)                              $  1,982,126  $ 1,322,560
  Trade accounts receivable (less allowance for doubtful accounts of  $0 and $779,663)        7,093,583    4,802,897
  Notes receivable (including related parties' notes of  $414,355 and $214,355)                 614,355      439,053
  Inventories                                                                                 1,394,113   12,384,847
  Prepaid expenses and other current assets                                                     318,006      298,828
                                                                                           ------------  -----------
    Total current assets                                                                     11,402,183   19,248,185

Property, plant and equipment - net                                                          18,339,252   18,260,384
Lease rights (net of accumulated amortization of $650,291 and $615,945)                         503,748      538,094
Mortgage receivable                                                                           1,925,063    1,934,872
Other non-current assets                                                                        185,426      312,808
                                                                                           ------------  -----------
       Total assets                                                                        $ 32,355,672  $40,294,343
                                                                                           ============  ===========

           The accompanying notes and accountants' report are an integral part of these statements.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              April 30,      July 31,
                                                                                2002           2001
                                                                             (Unaudited)
                                                                            -------------  -------------
Current Liabilities
  Current maturities of long-term debt                                      $    979,248   $    918,885
  Short-term debt                                                              3,083,749      5,650,430
  LPG trade accounts payable                                                  10,659,138      9,537,825
  Obligation to deliver LPG                                                            -     10,942,817
  Other accounts payable and accrued liabilities                               4,886,445      4,867,870
                                                                            -------------  -------------
    Total current liabilities                                                 19,608,580     31,917,827
Long-term debt, less current maturities                                        2,753,480      3,273,969
Commitments and contingencies                                                          -              -
Stockholders' Equity
  Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;              -              -
  No shares issued and outstanding at April 30, 2002 and July 31, 2001
  Series B - Senior preferred stock-$.01 par value, $10 liquidation value,             -              -
  5,000,000 shares authorized; No shares issued and outstanding at April
  30, 2002 and July 31, 2001
  Common stock - $.01 par value, 25,000,000 shares authorized;                   148,578        144,270
  14,857,694 and 14,427,011 shares issued and outstanding at April 30,
  2002 and July 31, 2001
  Additional paid-in capital                                                  26,941,737     25,833,822
  Notes receivable from officers of the Company and a related party for       (3,761,350)    (3,761,350)
  exercise of warrants, less reserve of $679,176 and $596,705 at April
  30, 2002 and July 31, 2001
  Accumulated deficit                                                        (13,335,353)   (17,114,195)
                                                                            -------------  -------------
  Total stockholders' equity                                                   9,993,612      5,102,547
                                                                            -------------  -------------
      Total liabilities and stockholders' equity                            $ 32,355,672   $ 40,294,343
                                                                            =============  =============

       The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)


                                                           Three Months Ended            Nine months Ended
                                                       --------------------------  ----------------------------
                                                        April 30,     April 30,      April 30,      April 30,
                                                           2002          2001          2002           2001
                                                       ------------  ------------  -------------  -------------
Revenues                                               $45,482,202   $38,116,259   $110,251,749   $124,134,679
Cost of goods sold                                      39,328,681    37,838,026    101,210,101    122,223,000
                                                       ------------  ------------  -------------  -------------
  Gross profit                                           6,153,521       278,233      9,041,648      1,911,679
Selling, general and administrative expenses
  Legal and professional fees                              331,014       217,404      1,275,800        867,337
  Salaries and payroll related expenses                    434,705       295,897      1,103,636        871,878
  Travel                                                    41,916        53,107        141,161        153,560
  Other                                                    242,243       228,008        656,290        579,039
                                                       ------------  ------------  -------------  -------------
                                                         1,049,878       794,416      3,176,887      2,471,814
                                                       ------------  ------------  -------------  -------------
    Operating income (loss)                              5,103,643      (516,183)     5,864,761       (560,135)
Other income (expense)
  Interest expense                                        (420,673)     (923,688)    (2,064,663)    (2,584,478)
  Interest income                                           (3,790)        8,728         25,438         31,019
  Settlement of litigation                                       -       (34,000)             -       (148,173)
                                                       ------------  ------------  -------------  -------------
    Income (loss) before taxes                           4,679,180    (1,465,143)     3,825,536     (3,261,767)
Provision for income taxes - net                           100,000         9,641         46,694          9,641
                                                       ------------  ------------  -------------  -------------
      Net income (loss)                                $ 4,579,180   $(1,474,784)  $  3,778,842   $ (3,271,408)
                                                       ============  ============  =============  =============

Net income (loss) per common share                     $      0.31   $     (0.10)  $       0.26   $      (0.23)
                                                       ============  ============  =============  =============
Net income (loss) per common share assuming dilution   $      0.30   $     (0.10)  $       0.25   $      (0.23)
                                                       ============  ============  =============  =============
Weighted average common shares outstanding              14,857,694    14,410,842     14,766,428     14,057,336
                                                       ============  ============  =============  =============

          The accompanying notes and accountants' report are an integral part of these statements.


                                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             FOR THE NINE MONTHS ENDED APRIL 30, 2002

                                                            (UNAUDITED)




                                                                                                                     ACCUMULATED
                                                     SENIOR              ADDITIONAL      STOCK-                         OTHER
                                       PREFERRED   PREFERRED    COMMON     PAID-IN      HOLDERS'     ACCUMULATED    COMPREHENSIVE
                                         STOCK       STOCK      STOCK      CAPITAL       NOTES         DEFICIT          LOSS
                                       ----------  ----------  --------  -----------  ------------  -------------  ---------------
Balance at July 31, 2001               $        -  $        -  $144,270  $25,833,822  $(3,761,350)  $(17,114,195)  $            -

Comprehensive income (loss)

    Net income                                                                                         3,778,842

    Unrealized loss on
      derivatives, net of tax as of
      January 31, 2002                                                                                                   (192,694)

    Realization of loss on
      derivatives, net of tax as of
      April 30, 2002                                                                                                      192,694


      Total comprehensive income

Exercise of warrants                                                788      137,025

Exchange of debt for exercise of
  warrants                                                        3,135      611,698

Discount on extension of debt                                                207,283

Other                                                                10        2,284

Stock issued as payment for
  consulting services                                               375      149,625
                                       ----------  ----------  --------  -----------  ------------  -------------  ---------------

Balance at April 30, 2002              $        -  $        -  $148,578  $26,941,737  $(3,761,350)  $(13,335,353)  $            -
                                       ==========  ==========  ========  ===========  ============  =============  ===============






                                          TOTAL
                                       ------------
Balance at July 31, 2001               $ 5,102,547

Comprehensive income (loss)

    Net income                           3,778,842

    Unrealized loss on
      derivatives, net of tax             (192,694)

    Reclassification adjustment
      for loss realized in net loss,
      net of tax                           192,694
                                       ------------

      Total comprehensive income         3,778,842

Exercise of warrants                       137,813

Exchange of debt for exercise of
  warrants                                 614,833

Discount on extension of debt              207,283

Other                                        2,294

Stock issued as payment for
  consulting services                      150,000
                                       ------------

Balance at April 30, 2002              $ 9,993,612
                                       ============

   The accompanying notes and accountants' report are an integral part of these statements.

                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)


                                                                           Nine months Ended
                                                                      ---------------------------
                                                                               April 30,
                                                                      ---------------------------
                                                                          2002           2001
                                                                      -------------  ------------
Cash flows from operating activities:
Net income (loss)                                                     $  3,778,842   $(3,271,408)
Adjustments to reconcile net income (loss) to net cash  provided by operating activities:
  Depreciation and amortization                                            608,561       577,983
  Amortization of lease rights                                              34,346        34,346
  Non-employee stock based costs                                           318,651             -
  Loan discount                                                            905,602     1,384,080
  Other                                                                     (7,785)      255,054
Changes in current assets and liabilities:
  Trade accounts receivable                                             (2,290,686)   (9,140,768)
  Inventories                                                           10,990,734       187,965
  Prepaid and other current assets                                        (352,545)       32,062
  LPG trade accounts payable                                             1,121,313     6,072,909
  Obligation to deliver LPG                                            (10,942,817)            -
  Other assets and liabilities, net                                        127,382        (6,250)
  Other accounts payable and accrued liabilities                            44,199       284,853
                                                                      -------------  ------------
   Net cash provided by (used in) operating activities                   4,335,797    (3,589,174)
Cash flows from investing activities:
  Capital expenditures                                                    (687,429)   (2,026,102)
                                                                      -------------  ------------
   Net cash used in investing activities                                  (687,429)   (2,026,102)
Cash flows from financing activities:
  Revolving credit facilities                                                    -     4,384,607
  Issuance of common stock                                                 137,813     1,439,329
  Costs of registration                                                       (505)      (83,674)
  Issuance of debt                                                         100,000       991,000
  Debt issuance costs                                                            -      (326,232)
  Reduction in debt                                                     (3,226,110)     (669,727)
                                                                      -------------  ------------
  Net cash (used in) provided by  financing activities                  (2,988,802)    5,735,303
                                                                      -------------  ------------
         Net increase in cash                                              659,566       120,027
Cash at beginning of period                                              1,322,560        25,491
                                                                      -------------  ------------
Cash at end of period                                                 $  1,982,126   $   145,518
                                                                      =============  ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest (including capitalized interest of $120,000 in 2001)       $  1,223,494   $ 1,240,983
                                                                      =============  ============
Supplemental disclosures of noncash transactions:
  Preferred stock, common stock and warrants issued                   $    974,915   $ 3,551,802
                                                                      =============  ============
  Notes receivable exchanged for common stock                         $          -   $  (555,661)
                                                                      =============  ============
  Mortgage receivable                                                 $          -   $ 1,925,596
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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 82% of the Company's total revenues for the nine months ended April 30, 2002.

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

     The unaudited consolidated balance sheet as of April 30, 2002, the unaudited consolidated statements of operations for the three months and nine months ended April 30, 2002 and 2001, the unaudited consolidated statement of stockholders' equity for the nine months ended April 30, 2002 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 2002, the unaudited consolidated results of operations for the three months and nine months ended April 30, 2002 and 2001, the unaudited consolidated statement of stockholders' equity for the nine months ended April 30, 2002 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2002 and 2001.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                        For the three months ended April 30, 2002  For the three months ended April 30, 2001
                                        -----------------------------------------  ------------------------------------------
                                        Income (loss)      Shares      Per-Share   Income (loss)      Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------  --------------  -------------  -----------
Net income (loss)                       $    4,579,180              -           -  $  (1,474,784)              -           -
BASIC EPS
Net income (loss) available to common
  stockholders                               4,579,180     14,857,694  $     0.31     (1,474,784)     14,410,842  $    (0.10)
                                                                       ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        399,144           -              -   N/A                     -
Convertible Preferred Stock                          -              -           -              -   N/A                     -
                                        --------------  -------------              --------------  -------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $    4,579,180     15,256,838  $     0.30  $         N/A   N/A            $      N/A
                                        ==============  =============  ==========  ==============  =============  ===========

                                        For the three months ended April 30, 2002  For the three months ended April 30, 2001
                                        -----------------------------------------  ------------------------------------------
                                        Income (loss)      Shares      Per-Share   Income (loss)      Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------  --------------  -------------  -----------
Net income (loss)                       $    3,778,842              -           -  $  (3,271,408)              -           -
BASIC EPS
Net income (loss) available to common
  stockholders                               3,778,842     14,766,428  $     0.26     (3,271,408)     14,057,336  $    (0.23)
                                                                       ==========                                 ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        314,533           -              -   N/A                     -
Convertible Preferred Stock                          -              -           -              -   N/A                     -
                                        --------------  -------------              --------------  -------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $    3,778,842     15,080,961  $     0.25  $         N/A   N/A            $      N/A
                                        ==============  =============  ==========  ==============  =============  ===========

NOTE  C  -  NOTES  FROM  RELATED  PARTIES

     As of April 30, 2002, the amounts due from notes issued to the Company by certain officers, directors and a related party (Note Issuers) for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the
     Note  Issuers  agreed  to  exchange  36,717  shares  of common stock of the

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). The Company will extend the due date of the notes to October 31, 2003 when the common stock is exchanged.

     During January 2002, the Company received a note in the amount of $200,000 for a loan to the Company's president. The note bears interest at the prime rate and the note plus accrued interest are due on April 30, 2003. The note is collateralized by shares collateralizing another obligation of the President to the Company.

NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:


                                                     April 30,      July 31,
                                                        2002          2001
                                                    ------------  ------------
LPG:
  Brownsville Terminal Facility:
    Building
    Terminal facilities                             $   173,500   $   173,500
    Tank Farm                                         3,631,207     3,631,207
    Midline pump station                                370,855       370,855
    Leasehold improvements                            2,449,628     2,293,121
    Capital construction in progress                    298,157       291,409
    Equipment                                            96,212        67,002
                                                        496,249       469,545
                                                    ------------  ------------
  US - Mexico Pipelines and Matamoros Terminal        7,515,808     7,296,639
  Facility:

    U.S. Pipelines and Rights of Way
    Mexico Pipelines and Rights of Way                6,322,703     6,245,614
    Matamoros Terminal Facility                         993,300       993,300
    Saltillo Terminal Facility                        5,074,087     5,078,336
    Land                                              1,027,267       799,309
      Total LPG                                         795,526       644,526
                                                    ------------  ------------
Other:                                               21,728,691    21,057,724
                                                    ------------  ------------
    Automobile
    Office equipment                                     10,800        10,800
                                                         72,728        56,266
                                                    ------------  ------------
                                                         83,528        67,066
                                                    ------------  ------------
  Less:  accumulated depreciation and amortization   21,812,219    21,124,790
                                                     (3,472,967)   (2,864,406)
                                                    ------------  ------------

                                                    $18,339,252   $18,260,384
                                                    ============  ============

     The above includes $6,848,134, and $6,738,746, net of accumulated depreciation, of costs of property, plant and equipment located in Mexico at April 30, 2002 and July 31, 2001, respectively.

NOTE  E  -  DEBT  OBLIGATIONS

     SHORT-TERM  DEBT
     ----------------

     Restructuring  of  Notes
     ------------------------

     During December 2000, the Company entered into agreements (Restructuring Agreements) with the holders of $5,409,000 in principal amount of the promissory notes (Notes) providing for the restructuring of such Notes (Restructuring).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes), which were due December 15, 2001, and were payable on December 17, 2001 (see below). The terms of the New Notes are substantially the same as those contained in the Restructured Notes issued in connection with the Restructuring described above.

     Payment  on  Restructured  Notes
     --------------------------------

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company owned by certain holders of the Restructured Notes were exercised. The exercise price was satisfied by the Company reducing the outstanding debt and accrued interest due on the Restructured Notes by $614,833.

     Extension  of  Restructured  Notes  and  New  Notes
     ---------------------------------------------------

     During December 2001, the Company and certain holders of the New Notes and the Restructured Notes (Accepting Noteholders) reached an agreement whereby the due date for $3,135,000 of principal due on the Accepting Noteholders' Restructured Notes and/or New Notes was extended to June 15, 2002 (see note
     K). In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders' Restructured Notes and/or New Notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% of the Restructured Notes and/or New Notes extended, (iii) modify the warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase rights with regard to the warrants.

     In connection with the issuance of the Restructured Notes and New Notes, the Company recorded a discount of $1,946,634, to be amortized over the life of the Restructured Notes and New Notes. At April 30, 2002, the entire discount has been amortized. Amortization of discounts totaling $749,570 related to the Restructured Notes and New Notes is included in the unaudited consolidated statement of operations for the nine months ended April 30, 2002.

     In connection with the extension of the Accepting Noteholders' warrants, the Company recorded a discount of $207,283, of which $156,032 has been amortized as of April 30, 2002.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  E  -  DEBT  OBLIGATIONS  -  CONTINUED

     Extension  of  Restructured  Notes  and  New  Notes  -  Continued
     -----------------------------------------------------------------

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaled approximately $2,676,000, plus accrued interest and was paid during December 2001 and January 2002.

     LONG-TERM  DEBT
     --------------

Long-term debt consists of the following:
                                                                                           April 30,    July 31,
                                                                                              2002        2001
                                                                                           ----------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due in monthly installments of $46,000 including interest at 9% through  February 2004 (CPSC Note); collateralized by the US portion of
the US - Mexico Pipelines                                                                  $  933,147  $1,263,634

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and the Matamoros Terminal Facility, due in monthly installments of $29,000 including interest at 9% through March 2004; collateralized by the US portion of the US - Mexico
Pipelines                                                                                     626,462     811,532

Promissory note issued in connection with the purchase of property, due in monthly minimum installments of $15,000 or $.001 for each gallon that flows through the US
Pipelines including interest at 10% with a balloon payment due in April 2003  (Mortgage
Note)                                                                                       1,925,063   1,934,872

Promissory note issued in connection with the purchase of property, due in annual
installments of $20,000 plus accrued interest at 7% through May 2007.                         100,000           -

Unsecured noninterest-bearing note payable, discounted at 7%, for legal services; due in
February 2001                                                                                 137,500     147,500


Other long-term debt                                                                           10,556      35,316
                                                                                           ----------  ----------

                                                                                            3,732,728   4,192,854

Current maturities                                                                            979,248     918,885
                                                                                           ----------  ----------

                                                                                           $2,753,480  $3,273,969
                                                                                           ==========  ==========

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

     STOCK  AWARD  PLAN  (PLAN)
     --------------------------

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

     BOARD  COMPENSATION  PLAN  (BOARD  PLAN)

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

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of April 30, 2002, the Company has a $20,000,000 credit facility with RZB Finance L.L.C. (RZB) and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch (HVB), whereby RZB and HVB will each participate up to $10,000,000 toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of $1,590,998 at April 30, 2002), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001, effectively reducing the Company's credit facility to $10,000,000.

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


NOTE  H  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes total $3,135,000 at April 30, 2002 (see note K). In addition, the Company entered into supply agreements for quantities of LPG totaling 26,500,000 gallons per month (actual deliveries have been approximately 22,400,000 gallons for the three months ended April 30, 2002) although the new sales agreement with PMI provides for lesser quantities (see note I). As discussed in note A, the Company has historically depended heavily on sales to PMI.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal Facility to another location in or near Saltillo, Coahuila, Mexico.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,000,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  I-  CONTRACTS

     LPG  SALES  TO  PMI

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (Confirmation) on April 26, 2001, the following terms of a new agreement (Proposed Agreement) effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provided the Company with annual fixed margins, which were to increase annually over a three year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation for which a total of approximately 36,224,000 gallons were undelivered (recorded as obligation to deliver LPG). During January 1, 2002 through
     February 28, 2002, PMI purchased monthly volumes of approximately 17,000,000 gallons per month at slightly higher premiums than those specified in the Confirmation.

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17,000,000 gallons of LPG, subject to monthly adjustments based on seasonality (Contract). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party on or after May 31, 2003 upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     In connection with the Contract, the parties also executed a settlement agreement (Settlement Agreement), whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     In addition to the amounts described above, during the month of January 2002 and for the period from February 1, 2002 through March 31, 2002, the Company delivered to PMI the remaining portion of the obligation to deliver LPG (3,906,000 gallons and 32,318,000 gallons, respectively).

NOTE J - INCOME TAX

     During the nine months ended April 30, 2002, the Company recorded a provision for income taxes of $100,000 (which was partially offset by a refund previously received), representing alternative minimum tax due. Due to the availability of net operating loss carryforwards (approximately $12,000,000 at July 31, 2001), the Company did not incur any additional income tax expense during the three months ended April 30, 2002. The Company can receive a credit against, any future tax payments due to the extent of any prior alternative minimum taxes paid.

NOTE K- SUBSEQUENT EVENT - UNAUDITED

     Extension  of  Restructured  Notes  and  New  Notes

     During June 2002, the Company and certain holders of the New Notes and the Restructured Notes (New Accepting Noteholders) reached an agreement whereby the due date for approximately $2,985,000 of principal due on the New Accepting Noteholders' Restructured Notes and/or New Notes were extended to December 15, 2002. The Company has the option to pay the notes or a portion thereof on a pro rata basis, on August 15, 2002 and October 15, 2002. The New Accepting Noteholders' Restructured Notes and/or New Notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on July 1, 2002 (previously June 15, 2002), August 15, 2002, October 15, 2002 and December 15, 2002. The Company also agreed to pay a fee of 1.5% on the principal amount of the New Accepting Noteholders' Restructured Notes and/or New Notes, due July 1, 2002. The principal amount of the Restructured Notes and/or New Notes which were not extended is due on June 15, 2002.

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

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeastern Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During the nine months ended April 30, 2002, the Company derived 82% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three and nine months ended April 30, 2002 and 2001.

                                       Three months ended April 30,      Nine months ended April 30,
                                     --------------------------------  -------------------------------
                                          2002             2001             2002            2001
                                     ---------------  ---------------  --------------  ---------------

Volume Sold and Delivered

  LPG (millions of gallons) - PMI               85.1             41.3           193.0            131.3
  LPG (millions of gallons) - Other             14.3             16.3            55.7             50.0
                                     ---------------  ---------------  --------------  ---------------
                                                99.4             57.6           248.7            181.3
                                     ===============  ===============  ==============  ===============

Average sales price

  LPG (per gallon) - PMI             $          0.48  $          0.71  $         0.47  $          0.73
  LPG (per gallon) - Other                      0.36             0.53            0.36             0.58


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  APRIL  30, 2002 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2001

     Revenues. Revenues for the three months ended April 30, 2002, were $45.5 million, including $15.3 million (32.3 million gallons) related to the delivery during the quarter of LPG associated with the obligation to deliver, compared with $38.1 million for the three months ended April 30, 2001, an increase of $7.4 million or 19.3%. This increase was attributable to increases of $20.8 million associated with increased volumes of LPG sold to PMI during the three months ended April 30, 2002, partially offset by decreases of $9.9 million attributable to decreases in average sales prices of LPG sold to PMI during the three months ended April 30, 2002, $2.8 million attributable to decreased average sales prices of LPG sold to customers other than PMI during the three months ended April 30, 2002 in connection with the Company's desire to reduce quantities of inventory and $732,654 attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended April 30, 2002.

     Cost of goods sold. Cost of goods sold for the three months ended April 30, 2002, was $39.3 million compared with $37.8 million for the three months ended
April 30, 2001, an increase of $1.5 million or 3.9%. Of this increase, $17.7 million was attributable to increased volume of LPG sold to PMI during the three months ended April 30, 2002 and $1.0 million was attributable to net increases in other operating costs associated with LPG during the three months ended April 30, 2002, partially offset by $10.0 million attributable to decreases in the cost of LPG sold to PMI during the three months ended April 30, 2002, $6.9 million attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the three months ended April 30, 2002 and $380,730 attributable to decreased volume of LPG sold to customers other than PMI during the three months ended April 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.0 million for the three months ended April 30, 2002, compared with $794,416 for the three months ended April 30, 2001, an increase of $255,462 or 32.2%. The increase during the three months ended April 30, 2002, was principally due to increased salary costs and professional fees.

     Other income (expense). Other income (expense) was $(424,463) for the three months ended April 30, 2002, compared with $(948,960) for the three months ended April 30, 2001, a decrease of $524,497. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the three months ended April 30, 2002.

     Income tax. During the three months ended April 30, 2002, the Company recorded a provision for income taxes of $100,000, representing alternative minimum tax due. Due to the availability of net operating loss carryforwards (approximately $12.0 million at July 31, 2001), the Company did not incur any additional income tax expense during the three months ended April 30, 2002. The Company can receive a credit against, any future tax payments due to the extent of any prior alternative minimum taxes paid.

NINE  MONTHS ENDED APRIL 30, 2002 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2001

     Revenues. Revenues for the nine months ended April 30, 2002, were $110.3 million, including $22.0 million (39.6 million gallons) related to the delivery during the period December 2001 through April 2002 of LPG associated with the obligation to deliver, compared with $124.1 million for the nine months ended April 30, 2001, a decrease of $13.9 million or 11.2%. Of this decrease, $33.6 million was attributable to decreases in average sales prices of LPG sold to PMI during the nine months ended April 30, 2002, and $11.1 million was attributable to decreased average sales prices of LPG sold to customers other than PMI during the nine months ended April 30, 2002, in connection with the Company's desire to reduce quantities of inventory, partially offset by increases of $28.9 million attributable to increased volumes of LPG sold to PMI and $2.0 million attributable to increased volumes of LPG sold to customers other than PMI during the nine months ended April 30, 2002.

     Cost of goods sold. Cost of goods sold for the nine months ended April 30, 2002, was $101.2 million compared with $122.2 million for the nine months ended April 30, 2001, a decrease of $21.0 million or 17.2%. Of this decrease, $37.7 million was attributable to decreases in the cost of LPG sold to PMI during the nine months ended April 30, 2002, $10.1 million was attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the nine months ended April 30, 2002, partially offset by increases of $23.5 million attributable to increased volume of LPG sold to PMI during the nine months ended April 30, 2002, $2.4 million attributable to increased volume of LPG sold to customers other than PMI during the nine months ended April 30, 2002, and $937,467 attributable to net increases in other operating costs associated with LPG during the nine months ended April 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.2 million for the nine months ended April 30, 2002, compared with $2.5 million for the nine months ended April 30, 2001, an increase of $705,073 or 28.5%. The increase during the nine months ended April 30, 2002, was principally due to nonrecurring legal and consulting fees and salary increases.

     Other income (expense). Other income (expense) was $(2.0) million for the nine months ended April 30, 2002, compared with $(2.7) million for the nine months ended April 30, 2001, a decrease of $662,407. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the nine months ended April 30, 2002.

     Income tax. During the nine months ended April 30, 2002, the Company recorded a provision for income taxes of $100,000 (which was partially offset by a refund previously received), representing alternative minimum tax due. Due to the availability of net operating loss carryforwards (approximately $12.0 million at July 31, 2001), the Company did not incur any additional income tax expense during the three months ended April 30, 2002. The Company can receive a credit against, any future tax payments due to the extent of any prior alternative minimum taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes total approximately $3.1 million at April 30, 2002 (SEE PRIVATE PLACEMENTS AND OTHER TRANSACTIONS BELOW). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for the nine months ended April 30, 2002 and 2001. All information is in thousands.

                                                      APRIL 30,    APRIL 30,
                                                        2002         2001
                                                     -----------  -----------
Net cash provided by (used in) operating activities  $    4,336   $   (3,589)
Net cash used in investing activities . . . . . . .        (687)      (2,026)
Net cash provided by (used in) financing activities      (2,989)       5,735
                                                     -----------  -----------
Net increase in cash. . . . . . . . . . . . . . . .  $      660   $      120
                                                     ===========  ===========

     Sales to PMI. Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (the "Confirmation") on April 26, 2001, the following terms of a new agreement (the "Proposed Agreement") effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provided the Company with annual fixed margins, which were to increase annually over a three year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation for which a total of approximately
36.2 million gallons were undelivered (recorded as obligation to deliver LPG). During January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17.0 million gallons per month at slightly higher premiums than those specified in the Confirmation.

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG, subject to monthly adjustments based on seasonality (the "Contract"). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party on or after May 31, 2003 upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     In connection with the Contract, the parties also executed a settlement agreement (Settlement Agreement), whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     In addition to the amounts described above, during the month of January 2002 and for the period from February 1, 2002 through March 31, 2002, the Company delivered to PMI the remaining portion of the obligation to deliver LPG (3.9 million gallons and 32.3 million gallons, respectively).

     LPG Supply Agreements. The Company has entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 22.4 million gallons for the three months ended April 30, 2002) although the new sales agreement with PMI provides for lesser quantities (see note I to the unaudited consolidated financial statements).

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

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent is $1.0 million for the use of the Leased Pipeline beginning January 1, 2001 until its expiration. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease, the Company reserved up to 12.6 million gallons of storage through December 31, 2002, and may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance.

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

     In connection with the above, in August 2001, Tergas received a permit from the Mexican government to import LPG. Tergas has also received authorization from Mexican customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     Although Tergas is currently able to import LPG into Mexico by virtue of the permit, the Mexican government has asked Tergas to defer use of the permit and, as a result, the Company has not sold LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning in the near future. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as PMI.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. Revenue is not recognized on these transactions until physical delivery.

     Credit Arrangements and Other. As of April 30, 2002, the Company has a $20.0 million credit facility with RZB Finance L.L.C. ("RZB") and Bayerische Hypo-und Vereinsbank Aktiengeselischaft, New York Branch ("HVB"), whereby RZB and HVB will each participate up to $10.0 million toward the total credit facility for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB and HVB each have sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts (including cash of approximately $1.6 million at April 30, 2002), inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. HVB has not participated in the RZB Credit Facility since September 2001, effectively reducing the Company's credit facility to $10.0 million.

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

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company owned by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001 (see below). The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company. PMG has agreed to serve as the collateral agent.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") which were due December 15, 2001 and were payable on December 17, 2001 (see below). The terms of the New Notes are substantially the same as those contained in the Restructured Notes issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes will also be collateralized by the Collateral and the shares of the Company which are being pledged by the Company's President.

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

     In connection with the issuance of the Restructured Notes and New Notes, the Company recorded a discount of approximately $1.9 million to be amortized over the life of the Restructured Notes and New Notes. At April 30, 2002, the entire discount has been amortized. Amortization of discounts totaling $749,570 related to the Restructured Notes and New Notes is included in the unaudited consolidated statement of operations for the nine months ended April 30, 2002.

     In connection with the extension of the Accepting Noteholders' warrants, the Company recorded a discount of $207,283, of which $156,032 has been amortized as of April 30, 2002.

     The remaining principal amount of Restructured Notes and New Notes which were not extended totaled approximately $2.7 million, plus accrued interest and was paid during December 2001 and January 2002.

     During June 2002, the Company and certain holders of the New Notes and the Restructured Notes (the "New Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the New Accepting Noteholders' Restructured Notes and/or New Notes were extended to December 15, 2002. The Company has the option to pay the notes or a portion thereof on a pro rata basis, on August 15, 2002 and October 15, 2002. The New Accepting Noteholders' Restructured Notes and/or New Notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on July 1, 2002 (previously June 15, 2002), August 15, 2002, October 15, 2002 and December 15, 2002. The Company also agreed to pay a fee of 1.5% on the principal amount of the New Accepting Noteholders' Restructured Notes and/or New Notes, due July 1, 2002. The principal amount of the Restructured Notes and/or New Notes which were not extended is due on June 15, 2002.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     As of April 30, 2002, the amounts due from notes issued to the Company by certain officers, directors and a related party (the "Note Issuers") for the exercise of warrants have not been paid as required by the terms of the notes. All accrued but unpaid interest from officers, directors and a related party has been reserved. During November 2001, the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company held by the Note Issuers for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). The Company will extend the due date of the notes to October 31, 2003 when the common stock is exchanged.

     During January 2002 the Company received a note in the amount of $200,000 for a loan to the Company's president. The note bears interest at the prime rate and the note plus accrued interest are due on April 30, 2003. The note is collateralized by shares collateralizing another obligation of the president to the Company.

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

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the New Notes, the RZB Credit Facility and the notes related to the Settlement. The Restructured Notes and the New Notes total approximately $3.1 million at April 30, 2002 (see note K to the unaudited consolidated financial statements). The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. In addition, the Company entered into supply agreements for quantities of LPG totaling approximately 26.5 million gallons per month (actual deliveries have been approximately 22.4 million gallons for the three months ended April 30, 2002) although the new sales agreement with PMI provides for lesser quantities (see note I to the unaudited consolidated financial statements). As discussed in note A to the accompanying unaudited consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the Restructured Notes and the New Notes referred to in the preceding paragraph and to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal Facility and the success of the Company's future operations. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase its customer base assuming Deregulation, (iii) extend the terms of the Pipeline Lease and the Brownsville Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal Facility to another location in or near Saltillo, Coahuila, Mexico.

     At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12.0 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of April 30, 2002. Where applicable LPG prices are based on the April 2002 monthly average as published by Oil Price Information Services.

                                                 PAYMENTS DUE BY PERIOD
                                                 (AMOUNTS IN MILLIONS)
                                      --------------------------------------------
                                              Less than   1 - 3   4 - 5    After
     Contractual Obligations          Total     1 Year    Years   Years   5 Years
     -----------------------          ------  ----------  ------  ------  --------

Debt                                  $  3.7  $      1.0  $  2.7  $    -  $      -
Operating Leases                        15.5         1.4     2.8     2.8       8.5
LPG Purchase Obligations               515.7       107.3   127.2   127.2     153.9
                                      ------  ----------  ------  ------  --------
  Total Contractual Cash Obligations  $534.9  $    109.7  $132.7  $130.0  $  162.4
                                      ======  ==========  ======  ======  ========

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2001 Annual Meeting of Stockholders of the Company (the "Meeting") was held at the Company's executive offices on December 14, 2001. The record date for the Meeting was November 19, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's five proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

          Proposal  #1     Election  of  Directors


          Name of Director Elected  Votes For   Votes Withheld
          ------------------------  ----------  --------------
            Jerome B. Richter       11,065,592         165,130
            Jorge R. Bracamontes    11,065,592         165,130
            Ian T. Bothwell         11,065,592         165,130
            Jerry L. Lockett        11,065,592         165,130
            Charles Handly          11,065,592         165,130
            Stewart J. Paperin      11,065,592         165,130
            Harvey L. Benenson      11,065,592         165,130
            Emmett M. Murphy        11,065,592         165,130

Proposal  #2   Proposal to ratify the compensation of the outside directors  of the  Company  by  the  issuance  of  warrants  of  the  Company.

                       For        Against  Abstain
                       ---------  -------  -------
                       6,518,165  359,477   17,370

Proposal  #3   Proposal  to  ratify the issuance of warrants of the  Company  to certain  executive officers of the Company as bonus compensation.

                       For        Against  Abstain
                       ---------  -------  -------
                       6,492,465  377,077   25,470

Proposal  #4   Proposal  to  ratify  the  adoption  of  a warrant plan for the benefit of Company officers, directors, employees, and consultants.

                       For        Against  Abstain
                       ---------  -------  -------
                       6,527,365  361,477    6,170

Proposal  #5   Proposal to ratify the appointment of Burton McCumber  &  Cortez,
               L.L.P. as the independent auditors of the Company for the fiscal year ending July 31, 2002.

                       For         Against  Abstain
                       ----------  -------  -------
                       10,962,222  259,950    8,550

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits

     THE  FOLLOWING  EXHIBITS  ARE  INCORPORATED  HEREIN  BY  REFERENCE:

     10.01 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2001, and related agreements and instruments dated November 28, 2001, between the Company and the holders of the Notes (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 filed on December 17, 2001, SEC File No. 000-24394).

     THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

     10.02 LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller") and P.M.I. Trading Limited ("Buyer").

     10.03 Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation.

     10.04 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due June 15, 2002, and related agreements and instruments dated June 5, 2002, between the Company and the holders of the Notes.

     b.   Reports  on  Form  8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     PENN  OCTANE  CORPORATION



June 13, 2002            By:  /s/  Ian T. Bothwell
                              --------------------
                              Ian  T.  Bothwell
                              Vice  President,  Treasurer,  Assistant Secretary,
                              Chief  Financial  Officer