Form 10-K
period 2002-07-31
PENN OCTANE CORP
filed 2002-11-04
CIK 893813

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

     For the fiscal year ended July 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from                    to
                                        ------------------    ------------------

                        Commission file number: 000-24394

                            PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                         52-1790357
       (State or Other Jurisdiction                           (I.R.S. Employer
     of Incorporation or Organization)                       Identification No.)

   77-530 ENFIELD LANE, BUILDING D, PALM DESERT, CALIFORNIA        92211
           (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:   (760) 772-9080

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             PAR VALUE  $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.      Yes    X   No
                                                          -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $21,203,291 as of October 11, 2002. The last reported sale price of the Registrant's Common Stock was $2.25 per share as reported on the Nasdaq SmallCap Market on October 11, 2002.

     The number of shares of Common Stock, par value $.01 per share, outstanding on October 11, 2002 was 14,870,977.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholder's (to be filed subsequently) are incorporated by reference into Part III.

                                      TABLE OF CONTENTS

          ITEM                                                                 PAGE NO.
          ----                                                                 --------
Part I      1.  Business                                                           3

            2.  Properties                                                        13

            3.  Legal Proceedings                                                 15

            4.  Submission of Matters to a Vote of Security Holders               16

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                               17

            6.  Selected Financial Data                                           20

            7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         20

            7A. Quantitative and Qualitative Disclosures About Market Risks       36

            8.  Financial Statements and Supplementary Data                       37

            9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                          75

Part III   10.  Directors and Executive Officers of the Registrant                76

           11.  Executive Compensation                                            76

           12.  Security Ownership of Certain Beneficial Owners and Management    76

           13.  Certain Relationships and Related Transactions                    76

Part IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  77

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report. We caution you, however, that this list of factors may not be complete.

ITEM 1. BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the "ECCPL"), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21.0 million gallons of storage, located in Markham, Texas ("Markham"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of the Company's access to pipelines and terminal facilities which allow the Company to bring supplies of LPG close to consumers of LPG in major cities in that region. The Company sells LPG primarily to P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Since operations commenced, the Company's primary customer for LPG has been PMI.

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

     The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico increased from an average of 407.6 million gallons per month in 2000 to an average of 416.6 million gallons per month from January 1, 2002 to August 31, 2002, an estimated annual increase of 2.2%. The future of LPG in Mexico continues to favor the Company for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity and such shortfall is expected to increase (ii) limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company is able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the Leased Pipeline, the US - Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. With the commencement of operations of the Matamoros Terminal Facility in April 2000, the Company reduced its exposure to the previous logistical inefficiencies and sales limitations of its Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville. The Company believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by it for the importation of LPG. The Company believes that the Matamoros Terminal Facility and the Saltillo Terminal (in the future as described below) enhances its strategic position for the sale of LPG in northeastern Mexico.

     THE BROWNSVILLE TERMINAL FACILITY. The Company's Brownsville Terminal Facility occupies approximately 31 acres of land located adjacent to the Brownsville Ship Channel, a major deep-water port serving northeastern Mexico, including the city of Monterrey, and southeastern Texas. The Brownsville Terminal Facility also contains a railroad spur. Total rated storage capacity of the Brownsville Terminal Facility is approximately 675,000 gallons of LPG. The Brownsville Terminal Facility includes eleven storage tanks, five mixed product truck loading racks, two racks capable of receiving LPG delivered by truck and three railcar loading racks which permit the loading and unloading of LPG by railcar. The truck loading racks and railcar loading racks are linked to a computer-controlled loading and remote accounting system.

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on November 30, 2006. The Company has an option to renew for five additional five year terms. Currently, substantially all of the Company's LPG supply is received by the Leased Pipeline, which flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by the Company to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel. The Company intends to complete upgrades (see below) which would allow the Company to utilize the water dock facility for the loading or offloading of barges of LPG or other products. The railroad loading facilities have been used by the Company for sales of LPG to other US or Canadian customers and to provide the Company with increased flexibility in managing its LPG supplies and sales.

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

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy Pipeline Service Company, Inc. ("Cowboy"), an affiliate of CPSC, which provided the Company with the remaining 50% interest in the US - Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company (see note L to the consolidated financial statements).

     The Company's Mexican subsidiaries, PennMex and Termatsal, S.A. de C.V ("Termatsal"), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility and the Company's affiliate Tergas, S.A. de C.V. ("Tergas") has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

     US - Mexico Pipelines. The Company's US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 25 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.

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

     OTHER. The Company's other facilities and pending projects which may expand the Company's business activities are as follows:

     The Saltillo Terminal. The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Satillo Terminal. The cost of such relocation is expected to be between $250,000 and $500,000.

     Once completed, the Company expects the newly-constructed terminal facility to be capable of off-loading LPG from railcars to trucks. The newly-constructed terminal facility will have three truck loading racks and storage to accommodate approximately 390,000 gallons of LPG.

     Once operational, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo area. The Company believes that by having the capability to deliver LPG to the Saltillo area, the Company will be able to further penetrate the Mexican market for the sale of LPG.

     The Tank Farm. The Company owns four storage tanks capable of storing approximately 12.6 million gallons of Refined Products. The Company leases the land on which the Tank Farm is located from the District under a lease agreement that expires November 30, 2006. The Company has an option to renew for five additional five year terms. The Company intends to construct additional piping to the Tank Farm which would connect the Brownsville Terminal Facility, the Tank Farm and the water dock facilities at the Brownsville Ship Channel.

     Upgrades. The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the District's water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2.0 million. In addition the Company intends to upgrade its computer and information systems at a total estimated cost of $350,000.

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

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, access up to 21.0 million gallons of storage located in Markham as well as other potential propane pipeline suppliers via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant (see note K to the consolidated financial statements). The Company's ability to utilize the storage at Markham is subject to the hydraulic and logistic capabilities of that system. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers. The Company has made all payments required under the Pipeline Lease Amendment.

     The Company at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million gallons per year and 360 million gallons per year.

     THE ECCPL PIPELINE. In connection with the Company's supply agreement with Exxon, the Company was granted access to Exxon's twelve-inch pipeline which connects from Exxon's Viola valve station in Nueces County, Texas (near Corpus Christi, Texas) to the inlet of the King Ranch Gas Plant (the "ECCPL Pipeline") as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. Under the terms of the agreement, Exxon has agreed to make available space in the ECCPL for a minimum of 420,000 gallons per day for the Company's use.

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

     Since March 2001, PMI uses the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used temporarily.

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

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (the "Confirmation") on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provided the Company with annual fixed margins, which were to increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. During January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17.0 million gallons per month at slightly higher premiums than those specified in the Confirmation.

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI had not taken delivery. The Company received the posted price plus other fees on the sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9. to the consolidated financial statements). At July 31, 2001, the obligation to deliver LPG totaled approximately $11.5 million related to such sales (approximately 26.6 million gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered to PMI the Sold LPG.

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

     In connection with the Contract, the parties also executed a settlement agreement (the "Settlement Agreement"), whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     Revenues from PMI totaled approximately $110.8 million for the year ended July 31, 2002, representing approximately 77.9% of total revenues for the period.

     ACQUISITION OF MEXICAN SUBSIDIARIES. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001 and 2002. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. Tergas has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company, and the remaining balance is owned by another officer and a consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and, as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed until February 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as PMI. Tergas also received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     LPG SUPPLY. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). For the year ending July 31, 2002, under the Exxon Supply Contract, Exxon has supplied an average of approximately 14.3 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0  million  gallons  per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until September 2004. Thereafter the utilization fees will be based on the actual utilization of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso has agreed to supply and the Company has agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 expiring at September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. For the year ending July 31, 2002, under the Koch Supply Contract, Koch has supplied an average of approximately
5.3 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company was required to pay additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

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

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month adjusted for El Paso (actual deliveries have been approximately 21.7 gallons per month during fiscal 2002 adjusted for El Paso), although the Contract provides for lesser quantities.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their transportation rates charged to levels lower than those charged by the Company. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis the ECCPL, the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over the Company's competitors.

     The Company believes that its ECCLP, Leased Pipeline, the US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility, the Matamoros Terminal Facility and the Saltillo Terminal, leave it well positioned to successfully compete for LPG supply contracts with PMI and, upon Deregulation, if ever, with local distributors in northeastern Mexico.

ENVIRONMENTAL  AND  OTHER  REGULATIONS

     The operations of the Company including its Mexico operations are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although the Company believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, the Company is unable to predict with certainty the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects.

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

EMPLOYEES

     As of July 31, 2002, the Company has 21 employees, including two in finance, five in sales, seven in administration and seven in production. The Company retains subcontractors and three full time consultants in connection with its Mexico related operations. The Company also funds salaries related to its affiliate, Tergas in connection with the operation of the Matamoros Terminal Facility.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

     Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows for the fiscal years ended July 31,:

                                           2000         2001         2002
                                        -----------  -----------  -----------
                     U.S.               $ 9,628,025  $11,521,638  $11,368,460
                     Mexico               7,128,791    6,738,746    6,782,557
                                        -----------  -----------  -----------
                         Total          $16,756,816  $18,260,384  $18,151,017
                                        ===========  ===========  ===========

ITEM 2. PROPERTIES.

     As of July 31, 2002, the Company owned, leased or had access to the following facilities:

                                                                            APPROXIMATE          LEASE, OWN
LOCATION                              TYPE OF FACILITY                          SIZE            OR ACCESS(2)
-----------------------  -------------------------------------------  ------------------------  ------------

Brownsville, Texas       Pipeline interconnection and railcar and     16,071 bbls of storage    Owned(1)(7)
                         truck loading facilities, LPG storage
                         facilities, on-site administrative offices

                         Land                                         31 acres                  Leased(1)

Brownsville, Texas       Brownsville Terminal Facility building       19,200 square feet        Owned(1)(7)

Extending from Kleberg   Seadrift Pipeline                            132 miles  Leased(3)
County, Texas to
Cameron County, Texas

Markham, Texas           Salt Dome Storage                            500,000 bbls of  storage  Access(3)
Markham, Texas to King   Seadrift Pipeline
Ranch Plant                                                           155 mile pipeline         Access(3)

Extending from Nueces    ECCPL Pipeline                               46 miles                  Access(6)
County, Texas to King
Ranch Plant

Extending from           US-Mexico Pipelines                          25 miles                  Owned
Brownsville, Texas to
Matamoros, Mexico


Matamoros, Mexico        Pipeline interconnection, LPG truck          35 acres                  Owned
                         loading facilities, LPG storage facilities,
                         on-site administration office and the
                         land

Brownsville, Texas       Pipeline interconnection, Refined            300,000 bbls of           Owned(5)(7)
                         Products storage tanks                       storage                   Leased(5)

                         Land                                         12 acres

Palm Desert, California  Penn Octane Corporation Headquarters         3,400 square feet         Leased(4)


____________

(1) The Company's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
(2) The Company's assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
(3)  The  Company's  lease  with  Seadrift  expires  December  31,  2013.
(4) The Company's lease with respect to its headquarters offices expires October 31, 2002. The Company expects to renew the lease for similar terms. The monthly lease payments approximate $3,000 a month.
(5) The Company's lease with respect to the Tank Farm expires in November 30, 2006.
(6) The Company's use of the ECCPL is pursuant to the Exxon Supply Contract, which expires on September 30, 2009.
(7)  The  facilities  can  be  removed  upon  termination  of  the  lease.


For information concerning the Company's operating lease commitments, see note K to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS.

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

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note L to the consolidated financial statements).

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson, CNG have been dismissed from the litigation pursuant to separate summary judgments. Omnitrans is appealing the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff'), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The plaintiffs are seeking damages in the amount of $750,000. The Company believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     On October 11, 2001, litigation was filed in the 197th Judicial District court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. The Company is seeking damages. Discovery is continuing in this matter. After July 31, 2002, Tanner sent notice of its intent to seek its attorneys fees as a sanction in the event it prevails in the action. Trial is sent for February 24, 2003.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

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

                                            LOW             HIGH
                                           ------          ------
FISCAL YEAR ENDED JULY 31, 2001:
First Quarter . . . . . . . . . . . . . .  $3.500          $7.375
Second Quarter. . . . . . . . . . . . . .   2.250           5.250
Third Quarter . . . . . . . . . . . . . .   2.437           4.500
Fourth Quarter. . . . . . . . . . . . . .   2.650           3.990

FISCAL YEAR ENDED JULY 31, 2002:
First Quarter . . . . . . . . . . . . . .  $3.510          $4.500
Second Quarter. . . . . . . . . . . . . .   3.030           3.950
Third Quarter . . . . . . . . . . . . . .   2.180           3.700
Fourth Quarter. . . . . . . . . . . . . .   2.500           4.150

     On October 11, 2002, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $2.25 per share. On October 11, 2002, the Company had 14,870,977 shares of common stock outstanding and approximately 295 holders of record of the common stock.

     The Company has not paid any common stock dividends to stockholders and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In connection with the Board Plan, during August 2001, the Board granted warrants to purchase 10,000 and 20,000 shares of common stock of the Company at exercise prices of $3.99 and $4.05 per share to outside directors.

     During August and September 2001, warrants to purchase 37,500 and 275,933 shares, respectively, of common stock of the Company were exercised by certain holders of warrants, through reductions of debt obligations.

     During September 2001, the Company issued 1,000 shares of common stock of the Company to an employee of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $2,800 based on the market value of the stock issued.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     In connection with the Board Plan, during November 2001 the Board granted warrants to purchase 30,000 shares of common stock of the Company at exercise prices of $3.66 per share to a newly appointed outside director.

     During December 2001, the Company entered into agreements (the "Restructuring Agreements") with the holders of $3.1 million in principal amount of the notes (the "Notes") providing for the restructuring of such Notes (the "Restructuring") whereby the due date for $3.1 million of principal due on the Notes was extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Notes, payable quarterly, (ii) pay the holders of the Notes a fee equal to 1% on the principal amount of the Notes, (iii) modify the warrants held by the holders of the Notes by extending the expiration date to December 14, 2004 and
(iv)  remove  the  Company's  repurchase  rights  with  regard  to the warrants.

     During June 2002, the Company and certain holders of the Notes (the "New Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the New Accepting Noteholders' Notes were extended to December 15, 2002. The New Accepting Noteholders' Notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balance on specified dates through December 15, 2002. The Company paid a fee of 1.5% on the principal amount of the New Accepting Noteholders' Notes on July 1, 2002.

     During June 2002, the Company issued a note for $100,000 (the "New Note") to a holder of the Notes. The New Note provides for similar terms and conditions as the New Accepting Noteholders' Notes.

     During June 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $62,500.

     During July 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $62,500.

     In connection with the Board Plan, during August 2002 the Board granted warrants to purchase 20,000 shares of common stock of the Company at exercise price of $3.10 per share to outside directors.

     The above transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

EQUITY COMPENSATION PLANS
-------------------------

     The following table provides information concerning the Company's equity participation plans as of July 31, 2002.

PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    EQUITY PARTICIPATION PLANS
                                                                             (EXCLUDING SECURITIES
                                                                           REFLECTED IN COLUMN (a))
                                  (a)                      (b)                        (c)
Equity compensation
plans approved by              2,200,000                  $4.80                   1,500,000 (1)(2)
security holders

Equity participation
plans not approved by          1,711,555                   2.69                        -
 security holders (3)          ---------                                          ----------

Total                          3,911,555                  $3.87                   1,500,000
                               =========                                          ==========

(1) Pursuant to the Company's Board Plan, the outside directors are entitled to receive warrants to purchase 20,000 shares of common stock of the Company upon their initial election as a director and warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director.
(2) Pursuant to the Company's 2001 Warrant Plan, the Company may issue warrants to purchase up to 1.5 million shares of common stock of the Company.
(3) The Company was not required to obtain shareholder approval for these securities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 2002, have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per-share data.

                                                              Year Ended July 31,
                                           ------------------------------------------------------
                                               1998         1999      2000      2001       2002
                                           ------------  ----------  -------  ---------  --------
Revenues                                   $  30,801(1)  $35,338(1)  $98,515  $150,700   $142,156
Income (loss) from continuing operations   (   2,072)      1,125       1,461  (  8,094)     4,123
Net income (loss)                          (   3,744)        545       1,461  (  8,094)     4,123
Net income (loss) from continuing          (     .25)        .11         .11  (    .57)       .28
operations per common share
Net income (loss) per common share         (     .43)        .05         .11  (    .57)       .28
Total assets                                   6,698       8,909      31,537    40,070     30,355
Long-term obligations                             60         259       1,465     3,274        612

(1) The operations of PennWilson for the period from August 1, 1997 (date of incorporation) through May 25, 1999, the date operations were discontinued, are presented in the consolidated financial statements as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2002) refer to the Company's fiscal year ended July 31.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During fiscal 2002, the Company derived 77.9% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal years ended July 31, 2000, 2001 and 2002.


                                            2000       2001         2002
                                         ---------  ----------   ----------
VOLUME SOLD

     LPG (MILLIONS OF GALLONS) - PMI        140.2       167.2       243.5
     LPG (MILLION OF GALLONS) - OTHER        47.2        71.4        76.1
                                         ---------  ----------   ----------
                                            187.4       238.6       319.6
AVERAGE SALES PRICE

     LPG (PER GALLON) - PMI                  0.54        0.67        0.46
     LPG (PER GALLON) - OTHER              $ 0.47      $ 0.55      $ 0.47

RESULTS  OF  OPERATIONS

YEAR ENDED JULY 31, 2002 COMPARED WITH JULY 31, 2001

     Revenues. Revenues for the year ended July 31, 2002, were $142.2 million, including $22.0 million (39.6 million gallons) related to the delivery during the period December 2001 through April 2002 of LPG associated with the obligation to deliver, compared with $150.7 million for the year ended July 31, 2001, a decrease of $8.5 million or 5.7%. Of this decrease, $35.9 million was attributable to decreases in average sales prices of LPG sold to PMI during the year ended July 31, 2002, and $8.9 million was attributable to decreased average sales prices of LPG sold to customers other than PMI during the year ended July 31, 2002, in connection with the Company's desire to reduce quantities of inventory, partially offset by increases of $34.7 million attributable to increased volumes of LPG sold to PMI and $1.6 million attributable to increased volumes of LPG sold to customers other than PMI during the year ended July 31, 2002.

     Cost of goods sold. Cost of goods sold for the year ended July 31, 2002, was $131.1 million compared with $151.5 million for the year ended July 31, 2001, a decrease of $20.3 million or 13.4%. Of this decrease, $40.3 million was attributable to decreases in the cost of LPG sold to PMI during the year ended July 31, 2002, $11.2 million was attributable to the decreased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during the year ended July 31, 2002, partially offset by increases of $28.6 million attributable to increased volume of LPG sold to PMI during the year ended July 31, 2002, $1.7 million attributable to increased volume of LPG sold to customers other than PMI during the year ended July 31, 2002, and $773,797 attributable to net increases in other operating costs associated with LPG during the year ended July 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million for the year ended July 31, 2002, compared with $3.6 million for the year ended July 31, 2001, an increase of $729,217 or 20.2%. The increase during the year ended July 31, 2002, was principally due to legal, consulting fees and compensation related costs.

     Other income (expense). Other income (expense) was $(2.5) million for the year ended July 31, 2002, compared with $(3.7) million for the year ended July 31, 2001, a decrease of $1.2 million. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the year ended July 31, 2002.

     Income tax. During the year ended July 31, 2002, the Company recorded a provision for income taxes of $100,000 (which was partially offset by a refund previously received), representing alternative minimum tax due. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense. The Company can receive a credit against, any future tax payments due to the extent of any prior alternative minimum taxes paid.

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

     Cost of goods sold. Cost of goods sold for fiscal 2001, was $151.5 million compared with $94.9 million for fiscal 2000, an increase of $56.5 million or 59.6%. Of this increase, $16.6 million was attributable to increased volumes of LPG sold to PMI in fiscal 2001, $17.5 million was attributable to the increase in the cost of LPG sold to PMI for fiscal 2001, $20.6 million was attributable to the increased costs of LPG sold to customers other than PMI in connection with the Company's desire to reduce quantities of inventory during fiscal 2001, and $1.8 million was attributable to increased operating costs associated with LPG during fiscal 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes total approximately $3.1 million at October 4, 2002 (see Private Placements and Other Transactions below). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 2000, 2001 and 2002. All information is in thousands.

                                                            2000           2001            2002
                                                        -------------  -------------  --------------
Net cash provided by (used in) operating activities. .  $(     2,562)  $      6,196   $       2,394
Net cash used in investing activities  . . . . . . . .   (    10,811)   (     2,572)   (        717)
Net cash provided by (used in) financing activities. .        12,366    (     2,327)   (      2,839)
                                                        -------------  -------------  --------------
Net increase (decrease) in cash  . . . . . . . . . . .  $(     1,007)  $      1,297   $ (     1,162)
                                                        =============  =============  ==============

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

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (the "Confirmation") on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. During January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17.0 million gallons per month at slightly higher premiums then those specified in the Confirmation.

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI had not taken delivery. The Company received the posted price plus other fees on the sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9. to the consolidated financial statements). At July 31, 2001, the obligation to deliver LPG totaled approximately $11.5 million related to such sales (approximately 26.6 million gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered to PMI the Sold LPG.

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

     In connection with the Contract, the parties also executed a settlement agreement (the "Settlement Agreement"), whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     PMI uses the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used temporarily.

     Revenues from PMI totaled approximately $110.8 million for the year ended July 31, 2002, representing approximately 77.9% of total revenue for the period.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment"). For the year ending July 31, 2002, under the Exxon Supply Contract, Exxon has supplied an average of approximately 14.3 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0 million gallons per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until September 2004. Thereafter the utilization fees will be based on the actual utilization of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 expiring at September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. For the year ending July 31, 2002, under the Koch Supply Contract, Koch has supplied an average of approximately
5.3 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company was required to pay additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

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

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month adjusted for El Paso (actual deliveries have been approximately 21.7 million gallons per month during fiscal 2002 adjusted for El Paso), although the Contract provides for lesser quantities.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline beginning January 1, 2001 until its expiration is $1.0 million. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease, the Company may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance.

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

     The Company at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million gallons per year and 360 millions gallons per year.

     Upgrades. The Company also intends to contract for the design, installation and construction of pipelines which will connect the Brownsville Terminal Facility to the water dock facilities at the Brownsville Ship Channel and install additional storage capacity. The cost of this project is expected to approximate $2.0 million. In addition the Company intends to upgrade its computer and information systems at a total estimated cost of $350,000.

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

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy, which provided the Company with the remaining 50% interest in the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company. Until the Settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (the "Sold Asset"). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.

     In connection with the Settlement, the Company agreed to pay CPSC $5.8 million (the "Purchase Price") for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3.2 million. The remaining $2.6 million was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1.5 million (the "CPSC Note") (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (the "Other Note") (payable in 36 equal monthly installments of approximately $29,000, including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes H and K to the consolidated financial statements). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2.6 million of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3.8 million and with a remaining book value totaling approximately $1.9 million (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1.9 million. CPSC's obligations  under  the  Debt  are  to be paid by the Company to the extent that there  are  amounts  owed  by  the  Company  under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (the "Remaining Obligations"). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1.9 million plus accrued and unpaid interest is included in long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable (see note H to the consolidated financial statements). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included as part of the cost of the Acquired Assets in the accompanying consolidated financial statements at July 31, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001 and 2002. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros
Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company, and the remaining balance is owned by another officer and a consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     The  Company  had  previously  completed  construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Saltillo Terminal. The cost of such relocation is expected to be between $250,000 and $500,000.

     Once completed, the Company expects the newly-constructed terminal facility to be capable of off-loading LPG from railcars to trucks. The newly-constructed terminal facility will have three truck loading racks and storage to accommodate approximately 390,000 gallons of LPG.

     Once operational, the Company can directly transport LPG via railcar from the Brownsville Terminal Facility to the Saltillo area. The Company believes that by having the capability to deliver LPG to the Saltillo area, the Company will be able to further penetrate the Mexican market for the sale of LPG.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

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

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed until February 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as PMI. Tergas also received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Credit Arrangements. As of July 31, 2002, the Company has a $13.0 million credit facility with RZB Finance L.L.C. ("RZB") through December 31, 2002 (will be reduced to $10.0 million after December 31, 2002 unless RZB authorizes an extension) for demand loans and standby letters of credit (the "RZB Credit
Facility")  to  finance  the  Company's  purchases  of LPG. Under the RZB Credit
Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes H and L to the consolidated financial statements).

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso (until September 30, 2002), Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments. At July 31, 2002, the Company's borrowings and commitments exceeded the amount of the Assets which included $29,701 in cash, by approximately $2.4 million (the "Asset Deficit"). Subsequent to July 31, 2002, RZB has continued to fund and issue letters of credit to the Company despite the Asset Deficit.

     Private Placements and Other Transactions. From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4.9 million and $710,000, respectively, of subordinated notes (the "Notes") which were due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2.3 million (see below). Interest at 9% was due and paid on June 15, 2000 and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (the "Warrants") to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002.

     During December 2000, the Company also entered into agreements (the "Restructuring Agreements") with the holders of $5.4 million in principal amount of the Notes providing for the restructuring of such remaining Notes (the "Restructuring"). The remaining $245,000 balance of the Notes was paid.

     Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (the "Restructured Notes") were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments were paid quarterly beginning March 15, 2001.

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

     In connection with the Restructuring Agreements, the Company agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (the "Exercisable Shares") by March 31, 2001. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable Shares was declared effective on March 14, 2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). The Company's President has also pledged 2.0 million shares of common stock of the Company owned by the President (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001. The release of the first 1.0 million shares will be transferred to the Company as collateral for the President's Promissory Note. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note L to the consolidated financial statements). Investec PMG Capital, formerly PMG Capital Corp., ("Investec") has agreed to serve as the collateral agent.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes are to be secured by the Collateral and the 2.0 million shares of the Company which are owned by the Company's President.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling $614,833 was paid by reduction of the outstanding debt and accrued interest related to the New Notes and the Restructured Notes.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

     During September 2001, the Company issued 1,000 shares of common stock of the Company to an employee of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $2,800 based on the market value of the stock issued.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     During November 2001, in connection with notes in the aggregate amount of $1,042,603 issued to the Company by certain officers, directors and a related party (Note Issuers), the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company owned by the Note Issuers, and which shares were being held by the Company as collateral for the notes, for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the date of the notes issued by the
Note Issuers to October 31, 2003 (see note R). The accrued interest has been reserved in total by the Company. Therefore, the Company has accounted for the receipt of the shares as a reduction of the principal amount due on the notes at the quoted price of the shares at the date of the agreement.

     During December 2001, the Company and certain holders of the Restructured Notes and the New Notes (the "Accepting Noteholders") reached an agreement whereby the due date for $3.1 million of principal due on the Accepting
Noteholders' notes was extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders' notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% on the principal amount of the Accepting Noteholders' notes, (iii) modify the warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase rights with regard to the warrants.

     During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (the "New Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002. The New Accepting Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on specified dates through December 15, 2002. The Company paid a fee of 1.5% on the principal amount of the New Accepting Noteholders' notes on July 1, 2002. The principal amount and unpaid interest of the Restructured Notes and/or New Notes which were not extended were paid on June 15, 2002.

     During June 2002 the Company issued a note for $100,000 to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes.

     During June 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $62,500.

     During July 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $62,500.

     In January 2002, the Company loaned the President $200,000 due in one year. The Company also had other advances to the President of approximately $82,000 as of July 31, 2002, which were offset per the employment agreement against accrued and unpaid bonuses due to the President (see note K to the consolidated financial statements). The Company and the President have agreed that the Company will not pay the portion of the remaining bonus due under his employment contract totaling $237,436 at July 31, 2002, to the extent of the outstanding amounts due under this loan.

     During October 2002, the Company agreed to accept the assets, collateralizing the $214,355 note (see note D to the consolidated financial statement), having a fair value of approximately $800,000 owned by an officer and a director of the Company and Buyer (the "Officer") as full satisfaction of the Officer's stock note ($498,000) and promissory note ($214,355) owed to the Company (see note D to the consolidated financial statements).

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

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy, CPSC and the Company (collectively referred to as the "Defendants") alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1.9 million, which was paid during April 2000, and debt in the amount of $1.9 million. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note L to the consolidated financial statements).

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

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Omnitrans is appealing the summary judgments in favor the Company and of Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff"), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The plaintiffs are seeking damages in the amount of $750,000. The Company believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. The Company is seeking damages. Discovery is continuing in this matter. After July 31, 2002, Tanner sent notice of its intent to seek its attorneys fees as a sanction in the event it prevails in the action. Trial is set for February 24, 2003.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

     Award from Litigation. For the year ended July 31, 2000, the Company recognized a gain of approximately $3.0 million which represents the amount of an Award from litigation from a lawsuit that originated in 1994.

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Acccepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes, which total approximately $3.1 million at October 4, 2002, are due on December 15, 2002. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital or to reduce outstanding balances under its credit facility. In addition, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month adjusted for El Paso (actual deliveries have been approximately 21.7 million gallons per month during fiscal 2002 adjusted for El
Paso) although the Contract provides for lesser quantities (see note Q to the consolidated financial statements). As discussed in note A to the consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the New Accepting Noteholders' notes, to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal and the success of the Company's future operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase the number of customers assuming Deregulation, (iii) extend the terms of the Pipeline Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal to another location near Satillo, Coahuila, Mexico.

     At July 31, 2002, the Company had net operating loss carryforward for federal income tax purposes of approximately $6.7 million. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of July 31, 2002. Where applicable LPG prices are based on the July 2002 monthly average as published by Oil Price Information Services.

                                                                            PAYMENTS  DUE  BY  PERIOD
                                                                             (AMOUNTS  IN  MILLIONS)
                                     ---------------------------------------------------------------------------------
                                                       Less than          1 - 3            4 - 5            After
      Contractual Obligations            Total           1 Year           Years            Years           5 Years
-----------------------------------  --------------  --------------  ----------------  --------------  ---------------

Debt                                 $          3.7  $          3.1  $            0.5  $           .1  $             -
Operating Leases                               14.3             1.5               2.9             2.7              7.2
LPG Purchase Obligations                      444.7            85.1             116.6           116.6            126.4
                                     --------------  --------------  ----------------  --------------  ---------------
  Total Contractual Cash Obligations $        462.7  $         89.7  $          120.0  $        119.4  $         133.6
                                     ==============  ==============  ================  ==============  ===============



                                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                                                   PER PERIOD
                                                                             (AMOUNTS  IN  MILLIONS)
                                     ---------------------------------------------------------------------------------
    Commercial                       Total Amounts      Less than          1 - 3            4 - 5           Over
       Commitments                   Committed           1 Year            Years            Years          5 Years
-----------------------------------  --------------  --------------  ----------------  --------------  ---------------

Lines of Credit                      $           .2  $           .2  $              -  $            -  $             -
Standby Letters of Credit                       8.5             8.5                 -               -                -
Guarantees                                      N/A             N/A               N/A             N/A              N/A
Standby Repurchase Obligations                  N/A             N/A               N/A             N/A              N/A
Other Commercial Commitments                    N/A             N/A               N/A             N/A              N/A
                                     --------------  --------------  ----------------  --------------  ---------------
  Total Commercial Commitments       $          8.7  $          8.7  $              -  $            -  $             -
                                     ==============  ==============  ================  ==============  ===============

FINANCIAL  ACCOUNTING  STANDARDS

In August 2001 Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets"was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2000, 2001 and 2002.

The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At July 31, 2000, 2001 and 2002 the Company had no derivative financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



               Report of Independent Certified Public Accountants
               --------------------------------------------------



To  the  Board  of  Directors
Penn  Octane  Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2001 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note P to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has a deficit in working capital and 2) significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Management's plans in regard to these matters are also described in note P. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



                                  /s/  BURTON  McCUMBER  &  CORTEZ,  L.L.P.

Brownsville,  Texas
October  4,  2002

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                               JULY 31

                                               ASSETS


                                                                               2001         2002
                                                                            -----------  -----------
Current Assets

    Cash (including restricted cash of $971,875 and $29,701 at 2001 and
    2002)                                                                   $ 1,322,560  $   160,655

    Trade accounts receivable (less allowance for doubtful accounts of        4,802,897    7,653,986
    $779,663 and $5,783 at 2001 and 2002)

    Notes receivable - related parties                                          214,355      414,356

    Inventories                                                              12,384,847    1,138,440

    Prepaid expenses and other current assets                                   298,828      254,654
                                                                            -----------  -----------
      Total current assets                                                   19,023,487    9,622,091

Property, plant and equipment - net                                          18,260,384   18,151,017

Lease rights (net of accumulated amortization of $615,945 and $661,740 at
2001 and 2002)                                                                  538,094      492,299

Mortgage receivable                                                           1,934,872    1,935,723

Other non-current assets                                                        312,808      154,209
                                                                            -----------  -----------

        Total assets                                                        $40,069,645  $30,355,339
                                                                            ===========  ===========


        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   JULY 31

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  2001             2002
                                                                             ---------------  ---------------
Current Liabilities
   Current maturities of long-term debt                                      $      918,885   $    3,055,708
   Short-term debt                                                                5,650,430        3,085,000
   Revolving line of credit                                                               -          150,000
   LPG trade accounts payable                                                     9,537,825        8,744,432
   Obligation to deliver LPG                                                     11,495,333                -
   Other accounts payable                                                         2,899,778        3,584,848
   Accrued liabilities                                                            1,415,576          860,551
                                                                             ---------------  ---------------
     Total current liabilities                                                   31,917,827       19,480,539

Long-term debt, less current maturities                                           3,273,969          612,498

Commitments and contingencies                                                             -                -

Stockholders' Equity

   Series A - Preferred stock-$0.01 par value, 5,000,000 shares authorized;
   No shares issued and outstanding at 2001 and 2002                                      -                -

   Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
   5,000,000 shares authorized; No shares issued and outstanding at 2001
   and 2002                                                                               -                -

   Common stock - $.01 par value, 25,000,000 shares authorized; 14,427,011
   and 14,870,977 shares issued and outstanding at 2001 and 2002                    144,270          148,709

   Additional paid-in capital                                                    25,833,822       26,919,674

   Notes receivable from officers of the Company, a related party and another party for exercise of warrants, less reserve of $596,705 and
   $754,175 at 2001 and 2002                                                  (   3,986,048)   (   3,814,481)

   Accumulated deficit                                                        (  17,114,195)   (  12,991,600)
                                                                             ---------------  ---------------
   Total stockholders' equity                                                     4,877,849       10,262,302
                                                                             ---------------  ---------------
      Total liabilities and stockholders' equity                             $   40,069,645   $   30,355,339
                                                                             ===============  ===============


        The accompanying notes are an integral part of these statements.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                          YEARS ENDED JULY 31


                                                            2000            2001             2002
                                                       --------------  ---------------  ---------------
Revenues                                               $  98,514,963   $  150,699,999   $  142,156,099
Cost of goods sold                                        94,936,405      151,475,598      131,129,110
                                                       --------------  ---------------  ---------------
   Gross profit (loss)                                     3,578,558       (  775,599)      11,026,989
Selling, general and administrative expenses
   Legal and professional fees                               826,310        1,139,141        1,568,002
   Salaries and payroll related expenses                   1,219,581        1,230,456        1,646,308
   Other                                                   1,106,755        1,248,042        1,132,546
                                                       --------------  ---------------  ---------------
                                                           3,152,646        3,617,639        4,346,856
                                                       --------------  ---------------  ---------------
    Operating income (loss)                                  425,912     (  4,393,238)       6,680,133
Other income (expense)
   Interest expense                                     (  1,857,057)   (   3,615,477)   (   2,538,395)
   Interest income                                            34,080           39,576           27,550
   Settlement of litigation                                (  81,250)      (  115,030)               -
   Award from litigation                                   3,036,638                -                -
                                                       --------------  ---------------  ---------------
     Income (loss) before taxes                            1,558,323     (  8,084,169)       4,169,288
Provision for income taxes                                    97,542            9,641           46,693
                                                       --------------  ---------------  ---------------
       Net income (loss)                               $   1,460,781   $ (  8,093,810)  $    4,122,595
                                                       ==============  ===============  ===============

Net income (loss) per common share                     $        0.11   $      (  0.57)  $         0.28
                                                       ==============  ===============  ===============
Net income (loss) per common share assuming dilution   $        0.10   $      (  0.57)  $         0.27
                                                       ==============  ===============  ===============
Weighted average common shares outstanding                12,970,052   $   14,146,980   $   14,766,115
                                                       ==============  ===============  ===============


        The accompanying notes are an integral part of these statements.

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES.

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 FOR THE YEARS ENDED JULY 31

                                                                 2000                    2001                     2002
                                                        ----------------------  -----------------------  --------------------
                                                          Shares      Amount      Shares       Amount      Shares     Amount
                                                        -----------  ---------  -----------  ----------  ----------  --------
PREFERRED STOCK
   Beginning balance                                             -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
   Ending balance                                                -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
SENIOR PREFERRED STOCK
   Beginning balance                                        90,000   $    900            -   $       -            -  $      -
   Conversion of 90,000 shares of preferred stock to
   450,000 shares of common stock on September 3,
   1999                                                  (  90,000)    (  900)           -           -            -         -
                                                        -----------  ---------  -----------  ----------  ----------  --------

   Ending balance                                                -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
COMMON STOCK
   Beginning balance                                    11,845,497   $118,456   13,435,198   $ 134,352   14,427,011  $144,270
   Issuance of common stock upon exercise of warrants
   - August 1999                                           425,000      4,250            -           -            -         -
   Issuance of common stock in connection with
   conversion of Senior Preferred Stock - September
   1999                                                    450,000      4,500            -           -            -         -
   Issuance of common stock upon exercise of warrants
   - October 1999                                          163,636      1,636            -           -            -         -
   Issuance of common stock in connection with bonus -
   January 2000                                             10,000        100            -           -            -         -
   Issuance of common stock upon exercise of warrants
   - February 2000                                          95,000        950            -           -            -         -
   Issuance of common stock for services - February
   2000                                                      7,000         70            -           -            -         -
   Issuance of common stock upon exercise of warrants
   in exchange for promissory note -  March 2000           200,000      2,000            -           -            -         -
   Sale of common stock - April 2000                       181,818      1,818            -           -            -         -
   Issuance of common stock upon exercise of warrants
   - May 2000                                               48,750        488            -           -            -         -
   Issuance of common stock in connection with
   registration rights penalty                               8,497         84            -           -            -         -
   Issuance of common stock in connection with
   registration rights penalty                                   -          -        3,480          35            -         -
   Issuance of common stock for services - August 2000           -          -        6,500          65            -         -
   Issuance of common stock in connection with
   settlement of litigation - August 2000                        -          -       12,500         125            -         -
   Issuance of common stock in connection with
   settlement of litigation - September 2000                     -          -      100,000       1,000            -         -
   Issuance of common stock upon exercise of warrants
   - September 2000                                              -          -      200,000       2,000            -         -
   Receipt of stock for cancellation of indebtedness             -          -    (  78,383)   (    784)           -         -
   Issuance of common stock upon exercise of warrants
   - October 2000                                                -          -        7,500          75            -         -


        The accompanying notes are an integral part of these statements.

                                         PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                   FOR THE YEARS ENDED JULY 31


                                                                 2000                 2001                     2002
                                                        --------------------  --------------------  -----------------------------
                                                          Shares     Amount     Shares     Amount     Shares          Amount
                                                        ----------  --------  ----------  --------  -----------  ----------------
COMMON STOCK - CONTINUED
   Issuance of common stock for services -
   November 2000                                                 -         -       4,716        47           -                 -
   Issuance of common stock upon exercise of
   warrants - November 2000                                      -         -     700,000     7,000           -                 -
   Issuance of common stock in connection with bonus -
   December  2000                                                -         -      14,500       145           -                 -
   Issuance of common stock for services - December
   2000 - January 2001                                           -         -       6,000        60           -                 -
   Issuance of common stock upon exercise of warrants
   - July 2001                                                   -         -      15,000       150           -                 -
   Issuance of common stock upon exercise of warrants
   in exchange for debt obligations owed to the holder
   of the warrants - August 2001                                 -         -           -         -      37,500               375
   Issuance of common stock upon exercise of warrants
   in exchange for debt obligations owed to the holder
   of the warrants - September 2001                              -         -           -         -     275,933             2,759
   Issuance of common stock in connection with bonus
   - September 2001                                              -         -           -         -       1,000                10
   Issuance of common stock for services - September
   2001                                                          -         -           -         -      37,500               375
   Receipt of stock for payment of interest on
   indebtedness - October 2001                                   -         -           -         -  (   36,717)   (          367)
   Issuance of common stock upon exercise of warrants
   - November 2001                                               -         -           -         -      78,750               787
   Issuance of common stock upon exercise of warrants
   - June 2002                                                   -         -           -         -      25,000               250
   Issuance of common stock upon exercise of warrants
   - July 2002                                                   -         -           -         -      25,000               250
                                                        ----------  --------  ----------  --------  -----------  ----------------
   Ending balance                                       13,435,198  $134,352  14,427,011  $144,270  14,870,977   $       148,709
                                                        ==========  ========  ==========  ========  ===========  ================


        The accompanying notes are an integral part of these statements.

                                 PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                           FOR THE YEARS ENDED JULY 31


                                                                   2000             2001              2002
                                                              ---------------  ---------------  -----------------
                                                                  Amount           Amount            Amount
                                                              ---------------  ---------------  -----------------
ADDITIONAL PAID-IN CAPITAL
    Beginning balance                                         $   17,133,222   $   21,782,638   $     25,833,822
    Sale of common stock                                             998,182                -                  -
    Conversion of preferred stock to common stock                   (  3,600)               -                  -
    Issuance of warrants in connection with settlement                     -          300,000                  -
    Loan discount                                                  1,305,031        1,620,403            207,283
    Grant of stock for bonus                                               -           43,355              2,790
    Grant of stock for services                                            -           87,595            149,625
    Common stock distributed in connection with the
    settlement of a lawsuit                                           81,250         (  1,125)                 -
    Grant of warrants for services                                   381,080          499,480                  -
    Grant of warrants in connection with registration rights
    agreement                                                          (  85)           (  35)                 -
    Receipt of common stock for cancellation of debt               1,991,627       (  554,877)                 -
    Receipt of stock for payment of interest                               -                -    (       146,502)
    Exercise of warrants                                                   -        2,142,025            872,967
    Cost of registering securities                                (  104,069)       (  85,637)         (     311)
                                                              ---------------  ---------------  -----------------
    Ending balance                                            $   21,782,638   $   25,833,822   $     26,919,674
                                                              ===============  ===============  =================
STOCKHOLDERS' NOTES
    Beginning balance                                         $ (  2,765,350)  $ (  3,263,350)  $   (  3,986,048)
    Note receivable from an officer of the Company  and
    another party for exercise of warrants                        (  498,000)      (  698,000)                 -
    Interest on another party note receivable                              -       (   24,698)                 -
    Reserve of interest                                                    -                -             24,698
    Reduction in notes receivable                                          -                -            146,869
                                                              ---------------  ---------------  -----------------
    Ending balance                                            $ (  3,263,350)  $ (  3,986,048)  $   (  3,814,481)
                                                              ===============  ===============  =================
ACCUMULATED DEFICIT
    Beginning balance                                         $(  10,435,796)  $(   9,020,385)  $ (   17,114,195)
    Net income (loss) for the year                                 1,460,781     (  8,093,810)         4,122,595
    Dividends on preferred stock                                   (  45,370)               -                  -
                                                              ---------------  ---------------  -----------------
    Ending balance                                            $ (  9,020,385)  $(  17,114,195)  $   ( 12,991,600)
                                                              ===============  ===============  =================


        The accompanying notes are an integral part of these statements.

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED JULY 31


                                                                                  2000            2001             2002
                                                                             --------------  --------------  ---------------
Cash flows from operating activities:
Net income (loss)                                                            $   1,460,781   $  (8,093,810)  $    4,122,595
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
   Depreciation and amortization                                                   388,445         758,911          843,436
   Amortization of lease rights                                                     45,795          45,795           45,795
   Non-employee stock based costs and other                                         58,333         222,988          374,870
   Amortization of loan discount                                                 1,478,406       1,887,442          956,853
   Settlement of litigation for stock                                               81,250               -                -
   Gain on sale of land                                                                  -               -       (   17,001)
   Other                                                                           123,137         106,570           33,281
Changes in current assets and liabilities:
   Trade accounts receivable                                                    (1,352,652)       (986,213)      (2,856,873)
   Notes receivable - related parties                                                    -               -       (  200,000)
   Inventories                                                                  (6,708,053)   (  5,061,638)      11,246,407
   Prepaid and other current assets                                                (54,003)         22,562      (   180,697)
   Property held for sale                                                       (1,908,000)              -                -
   LPG trade accounts payable                                                    2,376,761       4,310,867       (  793,393)
   Obligation to deliver LPG                                                             -      11,495,333    (  11,495,333)
   Other assets and liabilities, net                                                (3,150)         (4,649)         158,599
   Other accounts payable and accrued liabilities                                1,450,788       1,491,810          155,671
                                                                             --------------  --------------  ---------------
   Net cash provided by (used in) operating activities                          (2,562,162)      6,195,968        2,394,210
Cash flows from investing activities:
   Capital expenditures                                                         (7,811,111)     (2,572,367)     (   789,069)
   Sale of land                                                                          -               -           72,001
   Purchase of lease interests                                                  (3,000,000)              -                -
                                                                             --------------  --------------  ---------------
    Net cash used in investing activities                                      (10,811,111)     (2,572,367)      (  717,068)
Cash flows from financing activities:
   Revolving credit facilities                                                   3,538,394      (3,538,394)         150,000
   Issuance of debt                                                              7,279,212       1,046,000          381,032
   Debt issuance costs                                                            (370,530)     (  326,232)               -
   Issuance of common stock                                                      2,398,882       1,453,249          287,511
   Costs of registration                                                                 -         (85,637)       (     568)
   Reduction in debt                                                              (474,089)       (875,518)      (3,632,324)
   Preferred stock dividends                                                       (45,370)              -                -
   Payments on note receivable                                                      40,000               -                -
   Reserve of interest on note receivable from another party                             -               -        (  24,698)
                                                                             --------------  --------------  ---------------
   Net cash provided by (used in) financing activities                          12,366,499      (2,326,532)      (2,839,047)
                                                                             --------------  --------------  ---------------
      Net increase (decrease) in cash                                           (1,006,774)      1,297,069       (1,161,905)
Cash at beginning of period                                                      1,032,265          25,491        1,322,560
                                                                             --------------  --------------  ---------------
Cash at end of period                                                        $      25,491   $   1,322,560   $      160,655
                                                                             ==============  ==============  ===============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest (including capitalized interest of $120,000 in 2001)             $     772,296   $   1,806,356   $    1,756,998
                                                                             ==============  ==============  ===============
   Taxes                                                                     $      80,042   $      27,141   $            -
                                                                             ==============  ==============  ===============
Supplemental disclosures of noncash transactions:
   Preferred stock, common stock and warrants issued                         $     960,500   $   3,575,382   $      974,915
                                                                             ==============  ==============  ===============
   Notes receivable exchanged for common stock                               $           -   $    (555,661)  $     (146,869)
                                                                             ==============  ==============  ===============
   Capitalized lease obligations                                             $   3,162,500   $           -   $            -
                                                                             ==============  ==============  ===============
   Mortgage receivable                                                       $           -   $ ( 1,934,872)  $         (851)
                                                                             ==============  ==============  ===============


        The accompanying notes are an integral part of these statements.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (Brownsville
     Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) (see note Q) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company by PMI is generally destined for consumption in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 77%, 74% and 78% of the Company's total revenues for the years ended July 31, 2000, 2001 and 2002, respectively.

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

     2.   PROPERTY,  PLANT  AND  EQUIPMENT  AND  LEASE  RIGHTS

     Property, plant and equipment are recorded at cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

     LPG terminals, building and leasehold improvements (a)       8 to 19 years
     Automobiles                                                  3-5 years
     Furniture, fixtures  and  equipment                          3-5 years
     Trailers                                                     8 years
     Pipelines                                                    30 years

     (a) Brownsville Terminal related assets are depreciated over their estimated useful lives, not to exceed the term of the Pipeline Lease (see note K).

     The  lease  rights  are  being  amortized  over  19  years.

     Maintenance  and  repair  costs  are  charged  to  expense  as  incurred.

     In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets"was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2000, 2001 and 2002.

     3.  INCOME  TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 2002.

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

     The foreign subsidiaries are taxed on their income directly by the Mexican Government. Such foreign subsidiaries are not included in the U.S. consolidated income tax return of the Company. Consequently U.S. income tax effect will occur only when dividend distributions of earnings and profits of the foreign subsidiaries are received by the Company.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     4.   INCOME  (LOSS)  PER  COMMON  SHARE

     Income (loss) per share of common stock is computed on the weighted average number of shares outstanding in accordance with SFAS 128, "Earnings Per Share". During periods in which the Company incurred losses, giving effect to common stock equivalents is not presented as it would be antidilutive.

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

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     10.  FOREIGN  CURRENCY  TRANSLATION

     The Company follows FASB No. 52 "Foreign Currency Translation" in consolidation of the Company's Mexican subsidiaries, whose functional currency is the US dollar. Non monetary balance sheet items and related revenue and expense are remeasured using historical rates. Monetary balance sheet items and related revenue and expense are remeasured using exchange rates in effect at the balance sheet dates.

     11.  FINANCIAL  INSTRUMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
     133), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At July 31, 2000, 2001 and 2002 the Company had no derivative financial instruments.

     12.  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to the current presentation.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INCOME (LOSS) PER COMMON SHARE

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note J for the warrants):

                                                  For the year ended July 31, 2000
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
     Net income (loss)                       $   1,460,781
     Less:  Dividends on preferred stock         (  45,370)
                                             --------------
     BASIC EPS
     Net income (loss) available to common
        stockholders                             1,415,411      12,970,052  $     0.11
                                                                            ==========
     EFFECT OF DILUTIVE SECURITIES
     Warrants                                            -       1,435,264
     Convertible Preferred Stock                         -          41,803
                                             --------------  -------------
     DILUTED EPS
     Net income (loss) available to common
        stockholders                         $   1,415,411      14,447,119  $     0.10
                                             ==============  =============  ==========

                                                   For the year ended July 31, 2001
                                             -------------------------------- -----------
                                              Income (Loss)      Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                             ---------------  -------------  -----------
     Net income (loss)                       $(   8,093,810)
     BASIC EPS
     Net income (loss) available to common
       stockholders                           (   8,093,810)     14,146,980  $(    0.57)
                                                                             ===========
     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -               -
     DILUTED EPS
     Net income (loss) available to common
       stockholders                                N/A              N/A            N/A

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  C  -  INCOME  (LOSS)  PER  COMMON  SHARE  -  Continued

                                            For  the  year  ended  July  31,  2002
                                        -----------------------------------------------
                                        Income (Loss)      Shares         Per-Share
                                         (Numerator)    (Denominator)       Amount
                                        --------------  -------------  ----------------
Net income (loss)                       $    4,122,595
Basic EPS
Net income (loss) available to common
    stockholders                             4,122,595     14,766,115  $           0.28
                                                                       ================
Effect of Dilutive Securities
Warrants                                             -        351,424
                                        --------------  -------------
Diluted EPS
Net income (loss) available to common
    stockholders                        $    4,122,595     15,117,539  $           0.27
                                        ==============  =============  ================

NOTE D - NOTES FROM RELATED PARTIES


     During April 1997, the Company's President exercised warrants to purchase 2,200,000 shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note (President's Promissory Note). The note was due on April 11, 2000. On April 11, 2000, the Company's President issued a new promissory note totaling $3,196,693, representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on the President's Promissory Notes in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). The Company's President is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of the Company as collateral. Those shares were subsequently pledged to the holders of the Restructured Notes and New Notes (see note H) as collateral. The President's Promissory Note has been recorded as a reduction of stockholders' equity.

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


NOTE D - NOTES FROM RELATED PARTIES - CONTINUED

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

     During September 2000, a director and officer of the Company exercised warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due on April 30, 2001. The director and officer of the Company is personally liable with full recourse to the Company and has provided 60,809 shares of common stock of the Company as collateral (see below). The promissory note has been recorded as a reduction of stockholders' equity.

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by a director and officer of the Company (Buyer) of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note has a balance of $214,355 and is collateralized by compressed natural gas refueling station assets and 60,809 shares of the Company's common stock owned by the Buyer (see note R).

     During November 2001, in connection with notes discussed in preceding paragraphs, in the aggregate amount of $1,042,603 issued to the Company by certain officers, directors and a related party (Note Issuers), the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company owned by the Note Issuers, and which shares were being held by the Company as collateral for the notes, for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the date of the notes issued by the Note Issuers to October 31, 2003 (see note R). The accrued interest has been reserved in total by the Company. Therefore, the Company has accounted for the receipt of the shares as a reduction of the principal amount due on the notes at the quoted price of the shares at the date of the agreement.

     In January 2002, the Company loaned the President $200,000 due in one year. The Company also had other advances to the President of approximately $82,000 as of July 31, 2002, which were offset per the employment agreement against accrued and unpaid bonuses due to the President (see note K). The Company and the President have agreed that the Company will not pay the portion of the remaining bonus due under his employment contract totaling $237,436 at July 31, 2002, to the extent of the outstanding amounts due under this loan.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant  and  equipment consists of the following as of July 31, :


                                                         2001          2002
                                                     ------------  ------------
LPG:
   Brownsville Terminal Facility:
      Building                                       $   173,500   $   173,500
      Terminal facilities                              3,631,207     3,631,207
      Tank Farm                                          370,855       370,855
      Midline pump station                             2,293,121     2,449,628
      Leasehold improvements                             291,409       302,657
      Capital construction in progress                    67,002        96,212
      Equipment                                          469,545       502,557
                                                     ------------  ------------
                                                       7,296,639     7,526,616
                                                     ------------  ------------
   US - Mexico Pipelines and Matamoros Terminal
   Facility:

   U.S. Pipelines and Rights of Way                    6,245,614     6,297,703
   Mexico Pipelines and Rights of Way                    993,300       993,300
   Matamoros Terminal Facility                         5,078,336     5,074,087
   Saltillo Terminal                                     799,309     1,027,267
   Land                                                  644,526       856,358
                                                     ------------  ------------
                                                      13,761,085    14,248,715
                                                     ------------  ------------
       Total LPG                                      21,057,724    21,775,331
                                                     ------------  ------------
Other:
   Automobile                                             10,800        10,800
   Office equipment                                       56,266        72,728
                                                     ------------  ------------
                                                          67,066        83,528
                                                     ------------  ------------
                                                      21,124,790    21,858,859
   Less:  accumulated depreciation and amortization   (2,864,406)   (3,707,842)
                                                     ------------  ------------
                                                     $18,260,384   $18,151,017
                                                     ============  ============

The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Satillo Terminal. The cost of such relocation is expected to be between $250,000 and $500,000.

Depreciation and amortization expense of property, plant and equipment totaled $388,445, $758,911 and $843,435 for the years ended July 31, 2000, 2001 and
2002,  respectively.

Property, plant and equipment, net of accumulated depreciation, includes $6,738,746 and $6,782,557 of costs, located in Mexico at July 31, 2001 and 2002, respectively.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - INVENTORIES

     Inventories  consist  of  the  following  as  of  July  31,:

                                                       2004                     2002
                                              -----------------------  ---------------------
                                               Gallons       Cost       Gallons      Cost
                                              ----------  -----------  ---------  ----------
         LPG:
            Leased Pipeline, US-Mexico
              Pipelines, Brownsville
              Terminal Facility, Matamoros
              Terminal Facility and railcars
               leased by the Company           2,473,962  $ 1,016,641  2,495,466  $  972,102
            Markham Storage and other         27,664,139   11,368,206    427,003     166,338
                                              ----------  -----------  ---------  ----------

                                              30,138,101  $12,384,847  2,922,469  $1,138,440
                                              ==========  ===========  =========  ==========

NOTE G - INCOME TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at July 31,:

                                          2001                     2002
                                 ------------------------  ------------------------
                                   Assets    Liabilities     Assets    Liabilities
                                 ----------  ------------  ----------  ------------
Depreciation                     $        -  $    145,000  $        -  $    133,000
Bad debt reserve                    265,000             -     140,000             -
Receivable                           12,000             -      12,000             -
Deferred compensation expense       203,000             -     256,000             -
Deferred interest cost            1,041,000             -   1,296,000             -
Deferred other cost                  95,000             -     172,000             -
Net operating loss carryforward   3,986,000             -   2,277,000             -
                                 ----------  ------------  ----------  ------------
                                  5,602,000       145,000   4,153,000       133,000

Less: valuation allowance         5,602,000       145,000   4,153,000       133,000
                                 ----------  ------------  ----------  ------------
                                 $        -  $          -  $        -  $          -
                                 ==========  ============  ==========  ============

     There is no current or deferred U.S. or foreign income tax expense for the years ended July 31, 2000, 2001, and 2002. The Company did incur U.S. alternative minimum tax for the years ended July 31, 2000 and 2002 totaling $44,333 and $100,000, respectively. The Company was in a loss position for 2001 and utilized net operating loss carryforwards in 2000 and 2002.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - INCOME TAXES - CONTINUED

     At July 31, 2002, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

               Year ending     Tax Loss
                 July 31,    Carryforward
               -----------  -------------
               2013         $     598,000
               2019                11,000
               2021             6,087,000
                            -------------
                            $   6,696,000
                            =============

     Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.


NOTE H - DEBT OBLIGATIONS

     SHORT-TERM  DEBT
     ----------------

     Restructuring  of  Notes
     ------------------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (Notes) which were due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000 (see below). Interest at 9% was due and paid on June 15, 2000 and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (Warrants) to purchase a total of 706,763 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable through December 15, 2002.

     During December 2000, the Company entered into agreements (Restructuring Agreements) with the holders of $5,409,000 in principal amount of the Notes providing for the restructuring of such Notes (Restructuring). The remaining $245,000 balance of the Notes was paid.

     Under the terms of the Restructuring Agreements, the due dates for the restructured Notes (Restructured Notes) were extended to December 15, 2001, subject to earlier repayment upon the occurrence of certain specified events provided for in the Restructured Notes. Additionally, beginning December 16, 2000, the annual interest rate on the Restructured Notes was increased to 13.5% (subject to the adjustments referred to below). Interest payments were paid quarterly beginning March 15, 2001.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     SHORT-TERM  DEBT  -  CONTINUED
     ------------------------------

     Restructuring  of  Notes  -  Continued
     --------------------------------------

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

     In connection with the Restructuring Agreements, the Company agreed to register the shares of common stock which may be acquired in connection with the exercise of the New Warrants (Exercisable Shares) by March 31, 2001. In connection with the Company's obligations under the Restructured Notes, the Company's registration statement containing the Exercisable
     Shares  was  declared  effective  on  March  14,  2001.

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (US Assets) and Mexico (Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). The Company's President has also pledged 2,000,000 shares of common stock of the Company owned by the President (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001. The release of the first 1,000,000 shares will be transferred to the Company as collateral for the President's Promissory Note. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note L). Investec PMG Capital, formerly PMG Capital Corp., (Investec) has agreed to serve as the collateral agent.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     SHORT-TERM  DEBT  -  CONTINUED
     ------------------------------

     Restructuring  of  Notes  -  Continued
     --------------------------------------

     Investec acted as financial advisor for the restructuring of $4,384,000 in principal amount of the Restructured Notes. Investec received fees consisting of $131,520 in cash and warrants to purchase 50,000 shares of common stock of the Company with terms similar to the terms of the New Warrants. The Company also agreed to modify and extend the exercise date of warrants to purchase 114,375 shares of common stock of the Company originally issued to Investec in connection with the original issuance of the Notes with the same terms as those which were modified in the Warrants in connection with the Restructuring Agreements.

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to Investec (including cash, new warrants granted and modifications to warrants previously granted to Investec in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. Total amortization of discounts related to the Notes and the Restructured Notes and included in the consolidated statements of operations was $1,002,470, $1,670,794 and $599,475 for the years ended July 31, 2000, 2001 and 2002, respectively.

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes are to be secured by the Collateral and the 2,000,000 shares of the Company which are owned by the Company's President.

     Net  proceeds  from  the  New Notes were used for working capital purposes.

     In connection with the New Notes, Investec acted as placement agent for the Company and received cash fees totaling $69,370 and reimbursement of out of pocket expenses.

     In connection with the issuance of the New Notes and New Note Warrants, the Company recorded a discount of $349,494 related to the fair value of the New Note Warrants issued, fees paid to Investec and other costs associated with the private placement, to be amortized over the life of the New Notes. Total amortization of discounts related to the New Notes and included in the consolidated statements of operations was $199,398 and $150,096 for the years ended July 31, 2001 and 2002, respectively.

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling $614,833 was paid by reduction of the outstanding debt and accrued interest related to the New Notes and the Restructured Notes.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     SHORT-TERM  DEBT  -  CONTINUED
     ------------------------------

     Extension  of  Restructured  Notes  and  New  Notes
     ---------------------------------------------------

     During December 2001, the Company and certain holders of the Restructured Notes and the New Notes (Accepting Noteholders) reached an agreement whereby the due date for $3,135,000 of principal due on the Accepting Noteholders' notes was extended to June 15, 2002. In connection with the extension, the Company agreed to (i) continue paying interest at a rate of 16.5% annually on the Accepting Noteholders' notes, payable quarterly, (ii) pay the Accepting Noteholders a fee equal to 1% on the principal amount of the Accepting Noteholders' notes, (iii) modify the warrants held by the Accepting Noteholders by extending the expiration date to December 14, 2004 and (iv) remove the Company's repurchase rights with regard to the warrants.

     In connection with the extension of the Accepting Noteholders' warrants, the Company recorded a discount of $207,283, which has been amortized for the year ended July 31, 2002.

     During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (New Accepting Noteholders) reached an agreement whereby the due date for approximately $2,985,000 of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002. The New
     Accepting Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on specified dates through December 15, 2002. The Company paid a fee of 1.5% on the principal amount of the New Accepting Noteholders' notes on July 1, 2002. The principal amount and unpaid interest of the Restructured Notes and/or New Notes which were not extended were paid on June 15, 2002.

     During June 2002 the Company issued a note for $100,000 to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes.

     LONG-TERM  DEBT
     ---------------

Long-term debt consists of the following as of July 31,:

                                                                                            2001        2002
                                                                                         ----------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note L).                                        $1,263,634  $  837,918

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility (see note L).                                           811,532     554,159

Promissory note issued in connection with the purchase of property (see note L).          1,934,872   1,935,723

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2001.                                                                                       147,500     137,500

Other debt                                                                                   35,316     202,906
                                                                                         ----------  ----------
                                                                                          4,192,854   3,668,206
Current maturities                                                                          918,885   3,055,708
                                                                                         ----------  ----------

                                                                                         $3,273,969  $  612,498
                                                                                         ==========  ==========

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     LONG-TERM  DEBT - CONTINUED
     ---------------------------

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor at the time the note for legal services was issued.

     Scheduled  maturities  are  as  follows:

                 Year ending July 31,
                 --------------------

                         2004                  $552,498
                         2005                    20,000
                         2006                    20,000
                         2007                    20,000
                                               --------
                                               $612,498
                                               ========

NOTE I - STOCKHOLDERS' EQUITY

     COMMON STOCK
     ------------

     During August and September 2001, warrants to purchase 37,500 and 275,933 shares, respectively, of common stock of the Company were exercised by certain holders of the New Warrants and New Note Warrants, through reductions of debt obligations (see note H).

     During September 2001, the Company issued 1,000 shares of common stock of the Company to an employee of the Company as a bonus. In connection with the issuance of the shares, the Company recorded an expense of $2,800 based on the market value of the stock issued.

     During November 2001, warrants to purchase a total of 78,750 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $137,813.

     During June 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $62,500.

     During July 2002, warrants to purchase 25,000 shares of common stock of the Company were exercised, resulting in cash proceeds to the Company of $62,500.

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

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of the Company, of which 69,970 shares were unissued as of July 31, 2002, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of the Company to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

NOTE J - STOCK WARRANTS

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     BOARD  COMPENSATION  PLAN
     -------------------------

     During the Board of Directors (Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (Plan). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of the Company and are to be granted warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. Such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are based on the average trading price of the Company's common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

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

     In connection with the Plan, during August 2002 the Board granted warrants to purchase 20,000 shares of common stock of the Company at exercise price of $3.10 per share to outside directors. Based on the provisions of APB25, no compensation expense was recorded for these warrants.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     2001  WARRANT  PLAN
     -------------------

     The  Board  in  November  2001 approved the 2001 warrant plan (2001 Warrant
     Plan). The purpose of the 2001 Warrant Plan is to provide the Company with a vehicle to attract, compensate, and motivate selected employees, particulary executive officers, by issuing stock purchase warrants which will afford recipients an opportunity to share in potential capital appreciation in the Company's common stock.

     The 2001 Warrant Plan provides for issuance of warrants to purchase up to a maximum of 1,500,000 shares of common stock of the Company, subject to adjustment in the event of adjustments to the Company's capitalization (such as stock dividends, splits or reverse splits, mergers, recapitalizations, consolidations, etc.). Any warrants which expire without being exercised are added back to the number of shares for which warrants may be issued. The 2001 Warrant Plan has a term of 10 years, and no warrants may be granted after that time.

     The warrants may be issued to any person who, at the time of the grant under the 2001 Warrant Plan, is an employee or director of, and/or consultant or advisor to, the Company, or to any person who is about to enter into any such relationship with the Company.

     The warrants will be issued in the discretion of the compensation committee and/or the Board (Administrator), which will determine when and who will receive grants, the number of shares purchasable under the warrants, the manner, conditions and timing of vesting, the exercise price, antidilution adjustments to be applied, and forfeiture and vesting acceleration terms.

     The exercise price of the warrants are determined in the discretion of the Administrator, but may not be less than 85% of the fair market value of the common stock of the Company on the date of the grant, except that warrants granted to non-employee directors may have an exercise price not less than 100% of the fair market value. The fair market value is the closing price of the Company's common stock on the grant date. Warrants may be exercised only for cash.

     The term of the warrants may not exceed ten years from the date of grant and may be exercised only during the term specified in the warrants. In the discretion of the Administrator, warrants may continue in effect and continue to vest even after termination of the holder's employment by the Company.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     OTHER
     -----

     In connection with a consulting agreement between the Company and a former director of the Company, during August 2000, the former director received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants were accounted for under the provisions of SFAS 123 and the resulting expense is being amortized over the vesting period.

     SFAS 123 DISCLOSURES
     --------------------

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows for the years ended July 31,:

                                                        2000          2001          2002
                                                     -----------  -------------  ----------
     Net income (loss) as reported                   $1,460,781   $( 8,093,810)  $4,122,595
     Net income (loss) proforma                        (245,886)   (10,855,577)   2,109,392

     Net income (loss) per common share as reported         .11        (   .57)         .28
     Net income (loss) per common share proforma           (.02)        (  .77)         .14

     Net income (loss) per common share assuming
     dilution as reported                                   .10       (    .57)         .27
     Net income (loss) per common share assuming
     dilution proforma                                     (.02)         ( .77)         .14

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

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2002, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0% expected volatility of 87%; risk free interest rate of 3.59% and 4.72% depending on expected lives; and expected lives of 5 years.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     SFAS  123 DISCLOSURES  -  CONTINUED
     ---------------------

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 2000, 2001 and 2002, totaled $58,333, $222,988 and $374,870, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     A summary of the status of the Company's warrants as of July 31, 2000, 2001 and 2002, and changes during the years ending on those dates is presented below:

                                        2000                       2001                         2002
                              -------------------------  ---------------------------  -----------------------------
                                            Weighted                     Weighted                      Weighted
                                             Average                      Average                       Average
        Warrants               Shares    Exercise Price     Shares    Exercise Price     Shares     Exercise Price
---------------------------  ----------  ---------------  ----------  ---------------  -----------  ---------------
Outstanding at beginning of
 year                        2,591,136   $          2.71  4,154,988   $          3.82   4,377,488   $          3.67
Granted                      2,478,738              4.36  1,395,000              3.82      60,000              3.84
Exercised                     (914,886)             2.16  ( 922,500)             2.33  (  442,183)             1.98
Expired                              -                 -   (250,000)             6.00    ( 83,750)             3.69
                             ----------                   ----------                   -----------
Outstanding at end of year   4,154,988              3.82  4,377,488              3.67   3,911,555              3.87
                             ==========                   ==========                   ===========
Warrants exercisable at end
 of year                     2,946,653                    3,451,251                     3,574,027

     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1999, 2000 and 2001, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                         2000                         2001                         2002
                            ----------------------------  ---------------------------  -----------------------------
                               For warrants granted          For warrants granted          For warrants granted
                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  fair value   exercise price   fair value   exercise price   fair value   exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

Equals market price         $         -  $             -  $      5.06  $          6.77  $      2.69  $          3.84
Exceeds market price               2.96             4.21         1.84             4.16            -                -
Less than market price             1.85             2.50         2.30             2.50            -                -


     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended July 31, 2000, 2001 and 2002, respectively: dividend yield of 0% for all three years; expected volatility of 92%, 92% and 87%; risk-free interest rate of 6.02%, 6.02% and 3.59 to 4.72% depending on expected lives; and expected lives of 3 to 5, 3 to 5 and 5 years.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     SFAS  123 DISCLOSURES  -  CONTINUED
     ---------------------

     The following table summarizes information about the warrants outstanding at July 31, 2002:

                                   Warrants Outstanding                  Warrants Exercisable
                                --------------------------             ------------------------
                                                Weighted
                                   Number        Number     Weighted      Number      Weighted
                                 Outstanding    Remaining    Average    Exercisable    Average
                                     at        Contractual  Exercise        at        Exercise
     Range of Exercise Prices   July 31, 2002     Life        Price    July 31, 2002    Price
     -------------------------  -------------  -----------  ---------  -------------  ---------
     2.50 to $3.00                 1,685,917   1.89 years  $    2.51      1,685,917  $    2.51
     3.66 to $3.99                    90,000         2.07       3.71         87,060       3.71
     4.00 to $4.05                   225,638          .93       4.00        225,308       4.00
     4.60 to $6.69                 1,660,000         2.51       4.78      1,399,897       4.75
     6.94 to $7.00                   250,000         3.14       6.99        175,845       6.98
                                -------------                          -------------
     2.50 to $7.00                 3,911,555         2.18  $    3.87      3,574,027  $    3.73
                                =============                          =============

NOTE K - COMMITMENTS AND CONTINGENCIES

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

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     LITIGATION - CONTINUED

     On February 24, 2000, litigation was filed in the 357th Judicial District Court of Cameron County, Texas, against Cowboy Pipeline Service Company, Inc. (Cowboy), an affiliate of CPSC, CPSC International, Inc. (CPSC) and the Company (collectively referred to as the Defendants) alleging that the Defendants had illegally trespassed in connection with the construction of the US Pipelines and seeking a temporary restraining order against the Defendants from future use of the US Pipelines. On March 20, 2000, the Company acquired the portion of the property which surrounds the area where the US Pipelines were constructed for cash of $1,908,000, which was paid during April 2000, and debt in the amount of $1,908,000. As a result, the litigation was dismissed. The debt bears interest at 10.0% per annum, payable monthly in minimum installments of $15,000 or $.001 for each gallon that flows through the US Pipelines with a balloon payment due in April 2003 (see note L).

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both been dismissed from the litigation pursuant to a summary judgment. Omnitrans is appealing the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The plaintiffs are seeking damages in the amount of $750,000. The Company believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. The Company is seeking damages. Discovery is continuing in this matter. After July 31, 2002, Tanner sent notice of its intent to seek its attorneys fees as a sanction in the event it prevails in the action. Trial is set for February 24, 2003.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

     AWARD  FROM  LITIGATION

     For the year ended July 31, 2000, the Company recognized a gain of $3,036,638 which represents the amount of an Award from litigation from a lawsuit that originated in 1994.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

     As of July 31, 2002, the Company has a $13,000,000 credit facility with RZB Finance L.L.C. (RZB) through December 31, 2002 (will be reduced to $10,000,000 after December 31, 2002 unless RZB authorizes an extension) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes H and L).

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso NGL Marketing Company, L.P. (El Paso)(until September 30, 2002), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments. At July 31, 2002, the Company's borrowings and commitments exceeded the amount of the Assets which included $29,701 in cash, by approximately $2,400,000 (Asset Deficit). Subsequent to July 31, 2002, RZB has continued to fund and issue letters of credit to the Company despite the Asset Deficit.

     Interest costs associated with the RZB Credit Facility totaled $513,392, $839,130, and $452,164 for the years ended July 31, 2000, 2001 and 2002.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     OPERATING  LEASE  COMMITMENTS

     The Company has lease commitments for its pipeline, land, office space and office equipment. The Pipeline Lease originally required fixed monthly payments of $45,834 ($550,000 annually) and monthly service payments of $8,000 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. As provided in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management currently believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time by giving thirty days notice only if its sales agreement with its main customer is terminated, and at any time by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (Pipeline Lease Amendment) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (Effective Date). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline was increased by $350,000, less certain adjustments during the first two years from the Effective Date, and the Company is required to pay for a minimum volume of storage of $300,000 per year beginning January 1, 2000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company has made all payments required under the Pipeline Lease Amendment.

     The operating lease for the land on which the Brownsville Terminal Facility is located (Brownsville Lease) originally was due to expire in October 2003. During December 2001 the Company extended the Brownsville Lease until November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement. The annual rental amount is approximately $75,000.

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

     The Company leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease was originally due to expire on January 18, 2005. During December 2001 the Company extended the lease until November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     OPERATING  LEASE  COMMITMENTS  -  CONTINUED

     Rent  expense  was  as  follows  for  the  years  ended  July  31,:

                                2000          2001          2002
                            ------------  ------------  ------------
     Minimum Rent Expense   $  1,495,326  $  2,067,620  $  2,020,129
     Variable Rent Expense       708,213       783,297     1,218,843
                            ------------  ------------  ------------

          Total             $  2,203,539  $  2,850,917  $  3,238,972
                            ============  ============  ============


 As of July 31, 2002, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

               Year ending July 31,
               --------------------
                       2003                  $ 1,539,782
                       2004                    1,449,887
                       2005                    1,391,678
                       2006                    1,382,462
                       2007                    1,310,821
                       Thereafter              7,225,000
                                             -----------
                                             $14,299,630
                                             ===========

     EMPLOYMENT  CONTRACTS

     During the period February 1, 2001 through July 28, 2002, the Company continued the terms of the previous six year employment agreement with the President which had expired on January 31, 2001. Effective July 29, 2002, the Company entered into a new three year employment agreement with the President (Agreement). Under the terms of the Agreement, the President is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, the President is entitled to receive a warrant grant by December 31, 2002 in an amount and with terms comensurate with prior practices.

     In connection with the Agreement, the Company also agreed to forgive any interest due from the President pursuant to the President's Promissory Note, provided that the President guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive the President's Promissory Note in the event that either (a) the share price of the Company's common stock trades for a period of 90 days at a blended average price equal to $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to $6.20.

     Aggregate compensation under employment agreements totaled $338,500, $300,000 and $619,436 for the years ended July 31, 2000, 2001 and 2002, respectively,  which  included  agreements  with  former  executives.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE L - ACQUISITION OF PIPELINE INTERESTS

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

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On July 2, 1998, PennMex (see note M), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) [collectively, the US
     Pipelines and the Mexican Pipeline are referred to as the US - Mexico Pipelines] from El Sabino (at the point North of the Rio Bravo) to the Matamoros Terminal Facility.

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

     On March 30, 2001, the Company completed a settlement with CPSC and Cowboy, which provided the Company with the remaining 50% interest in the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (Acquired Assets) previously constructed and/or owned by CPSC and leased to the Company. Until the Settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (Sold Asset). The foregoing is more fully discussed below. The terms of the Settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the Settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - ACQUISITION OF PIPELINE INTERESTS - CONTINUED

     In connection with the Settlement, the Company agreed to pay CPSC $5,800,000 (Purchase Price) for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3,237,500. The remaining $2,562,500 was paid at the closing of the Settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1,462,500 (CPSC Note) (payable in 36 monthly installments of approximately $46,000, including interest at 9% per annum) and $900,000 (Other Note) (payable in 36 equal monthly installments of approximately $29,000, including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC
     Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes H and K). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2,600,000 of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the Settlement consisted of real estate of the Company with an original cost to the Company of $3,800,000 and with a remaining book value totaling approximately $1,908,000 (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1,908,000. CPSC's obligations under the Debt are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Debt and therefore, CPSC will then be fully responsible to the Company for any remaining obligations in connection with the Debt (Remaining Obligations). CPSC's obligations to the Company in respect of the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the Sold Asset. CPSC also granted the Company a pipeline related easement on the Sold Asset. The principal of $1,908,000 plus accrued and unpaid interest is included in long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable (see note H). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount had been included as part of the cost of the Acquired Assets in the consolidated financial statements as of July 31, 2001.

     Until the security interests as described above are perfected, the Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - ACQUISITION OF MEXICAN SUBSIDIARIES

     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by an officer and director. The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001 and 2002. Since inception the operations of the Mexican Subsidiaries have been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

NOTE N - MEXICAN OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Satillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 90% by Jorge Bracamontes, an officer and director of the Company, and the remaining balance is owned by another officer and consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.


NOTE O - FOURTH QUARTER ADJUSTMENTS - UNAUDITED

     The net loss for the quarter ended July 31, 2001, included the following material fourth quarter adjustments: (i) an allowance for uncollectible receivables of approximately $200,000, (ii) through-put deficiency fees of approximately $660,000 above amounts previously estimated, and (iii) an adjustment to reduce sales of approximately $507,000.

     The net income for the quarter ended July 31, 2002, included the following material fourth quarter adjustments: (i) approximately $170,000 for reduced through-put fees previously estimated in a prior quarter and (ii) approximately $270,000 related to LPG costs incurred in a prior quarter above amounts previously estimated.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes, which total approximately $3,085,000 at October 4, 2002, are due on December 15, 2002. In addition, the Company has entered into supply agreements for quantities of LPG totaling approximately 24,000,000 gallons per month adjusted for El Paso (actual deliveries have been approximately 21,700,000 gallons per month during the year ended July 31, 2002 adjusted for El Paso) although the Contract provides for lesser quantities (see note Q). As discussed in note A, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay, renew or extend the New Accepting Noteholders' notes, raise additional equity capital, resolve uncertainties related to the Saltillo Terminal and the success of the Company's future operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal to another location near Satillo, Coahuila, Mexico.

     At July 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,700,000. The ability to utilize such net operating loss carryforwards may be significantly limited by the application of the "change of ownership" rules under Section 382 of the Internal Revenue Code.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONTRACTS

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

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (Confirmation) on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. During January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17,000,000 gallons per month at slightly higher premiums then those specified in the Confirmation.

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39,600,000 million gallons (Sold LPG) for which PMI had not taken delivery. The Company received the posted price plus other fees on the sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9. At July 31, 2001, the obligation to deliver LPG totaled approximately $11,500,000 million related to such sales (approximately 26,600,000 million gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered to PMI the Sold LPG.

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

     PMI uses the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used temporarily.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONTRACTS - CONTINUED

     LPG  SALES  TO  PMI  -  CONTINUED

     Revenues from PMI totaled approximately $110,800,000 for the year ended July 31, 2002, representing approximately 77.9% of total revenues for the period.

     LPG  SUPPLY  AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the year ending July 31, 2002, under the Exxon Supply Contract, Exxon has supplied an average of approximately 14,300,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of 122,000,000 gallons per year of Additional Propane Supply through the ECCPL until September 2004. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until September 2004. Thereafter the utilization fee will be based on the actual utilization of the ECCPL.

     In September 1999, the Company and El Paso entered into a three year supply agreement (El Paso Supply Agreement) whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2,500,000 gallons of propane (El Paso Supply) beginning in October 1999 expiring at September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. For the year ending July 31, 2002, under the Koch
     Supply Contract, Koch has supplied an average of approximately 5,300,000 gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, the Company was required to pay additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL.

     Under the terms of the Koch Supply Contract, the Koch Supply is delivered into the ECCPL and blended to the required specifications.

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - CONTRACTS - CONTINUED

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

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24,000,000 gallons per month adjusted for El Paso (actual deliveries have been approximately 21,700,000 gallons per month during the year ended July 31, 2002 adjusted for El
     Paso),  although  the  Contract  provides  for  lesser  quantities.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment, Koch Supply or Duke Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.


NOTE R - SUBSEQUENT EVENTS - UNAUDITED

     During October 2002, the Company agreed to accept the assets, collateralizing the $214,355 note (see note D), having a fair value of approximately $800,000 owned by an officer and a director of the Company and Buyer (Officer) as full satisfaction of the Officer's stock note ($498,000) and promissory note ($214,355) owed to the Company (see note D).

                                                                     Schedule II
                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JULY 31, 2002, 2001 AND 2000



                   Balance at     Charged to
                  Beginning of    Costs and      Charged to                   Balance at End
Description          Period        Expenses    Other Accounts    Deductions      of Period
----------------  -------------  ------------  ---------------  ------------  ---------------

Year ended  July
----------------
31, 2002
--------

Allowance for
doubtful
accounts          $     779,663  $      5,783  $             -  $  (779,663)  $         5,783

Year ended  July
----------------
31, 2001
--------

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART  III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 22, 2002.


ITEM  11.     EXECUTIVE  COMPENSATION.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 22, 2002.


ITEM  12.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 22, 2002.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about November 22, 2002.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.   Financial  Statements  and  Financial  Statement  Schedules.

          The  following  documents  are  filed  as  part  of  this  report:

          (1)  Consolidated  Financial  Statements:

               Penn  Octane  Corporation

                    Independent  Auditor's  Report

                    Consolidated  Balance  Sheet  as  of  July 31, 2001 and 2002

                    Consolidated Statements of Operations for the years ended July 31, 2000, 2001 and 2002

                    Consolidated Statement of Stockholders' Equity for the years ended July 31, 2000, 2001 and 2002

                    Consolidated Statements of Cash Flows for the years ended July 31, 2000, 2001 and 2002

                    Notes  to  Consolidated  Financial  Statements

          (2)  Financial  Statement  Schedules:

               Schedule  II  -  Valuation  and  Qualifying  Accounts

     b.   Reports  on  Form  8-K.

          None.

     c.   Exhibits.

          THE  FOLLOWING  EXHIBITS  ARE  INCORPORATED  HEREIN  BY  REFERENCE:

          Exhibit No.
          -----------

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

          10.42 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2001, and related agreements and instruments dated November 28, 2001, between the Company and the holders of the Notes. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001 filed on December 17, 2001, Sec File No. 000-24394).

          10.43 LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller") and P.M.I. Trading Limited ("Buyer"). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, Sec File No. 000-24394).

          10.44 Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, Sec File No. 000-24394).

          10.45 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due June 15, 2002, and related agreements and instruments dated June 5, 2002, between the Company and the holders of the Notes. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, Sec File No. 000-24394).

THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

          21             Subsidiaries  of  the  Registrant.

          23             Consent  of  Independent  Certified  Public  Accountant

        99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PENN OCTANE CORPORATION



                          By:   /s/ Ian T. Bothwell
                                ------------------------------------------------
                                Ian T. Bothwell
                                Vice President, Treasurer, Assistant Secretary,
                                   Chief Financial Officer
                                November  4,  2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                    TITLE                        DATE
       ---------                    -----                        ----

/s/Jerome B. Richter     Jerome B. Richter                 November 4, 2002
-----------------------  Chairman, President and Chief
                           Executive Officer

/s/Jorge R. Bracamontes  Jorge R. Bracamontes              November 4, 2002
-----------------------  Executive Vice President,
                           Secretary and Director

/s/Ian T. Bothwell       Ian T. Bothwell                   November 4, 2002
-----------------------  Vice President, Treasurer,
                           Assistant Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director

/s/Stewart J. Paperin    Stewart J. Paperin                November 4, 2002
-----------------------  Director


/s/Harvey L. Benenson    Harvey L. Benenson                November 4, 2002
-----------------------  Director


/s/Emmett Murphy         Emmett Murphy                     November 4, 2002
-----------------------  Director

                                 CERTIFICATIONS

I, Jerome B. Richter, Chief Executive Officer, certify that:

1.     I  have  reviewed  this  annual  report  on  Form  10-K  of  Penn  Octane
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                                      /s/ Jerome B. Richter
                                                 -------------------------------


           I, Ian T. Bothwell, Chief Financial Officer, certify that:

1.     I  have  reviewed  this  annual  report  on  Form  10-K  of  Penn  Octane
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                                     /s/  Ian  T.  Bothwell
                                                 -------------------------------