Form 10-K/A
period 2002-07-31
PENN OCTANE CORP
filed 2002-11-27
CIK 893813

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                          AMENDMENT NO. 1 TO FORM 10-K

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

     For the transition period from  _____________ to  ______________


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

                               TABLE OF CONTENTS


        ITEM                                                                       PAGE NO.
        ----                                                                       --------
Part I    1.   Business                                                                3

          2.   Properties                                                             13

          3.   Legal Proceedings                                                      15

          4.   Submission of Matters to a Vote of Security Holders                    16

Part II   5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                                    17

          6.   Selected Financial Data                                                20

          7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              21

          7A.  Quantitative and Qualitative Disclosures About Market Risks            36

          8.   Financial Statements and Supplementary Data                            37

          9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                               75

Part III  10.  Directors and Executive Officers of the Registrant                     76

          11.  Executive Compensation                                                 78

          12.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                        83

          13.  Certain Relationships and Related Transactions                         86

          14.  Controls and Procedures                                                87

Part IV   15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       88

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

Brownsville, Texas       Pipeline interconnection, Refined            300,000 bbls of           Owned(5) (7)
                         Products storage tanks                       storage                   Leased(5)

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

EQUITY  COMPENSATION  PLANS
---------------------------

     The following table provides information concerning the Company's equity participation plans as of July 31, 2002.

PLAN CATEGORY             NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                          BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                          OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                            WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    EQUITY PARTICIPATION PLANS
                                                                              (EXCLUDING SECURITIES
                                                                             REFLECTED IN COLUMN (a))
                                   (a)                      (b)                         (c)
Equity compensation
plans approved by                        2,200,000  $                 4.80             1,500,000 (1)(2)
security holders

Equity participation
plans not approved by                    1,711,555                    2.69                           -
security holders (3)      ------------------------                          ---------------------------

     Total                               3,911,555  $                 3.87                   1,500,000
                          ========================                          ===========================

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

                                                              Year Ended July 31,
                                           -------------------------------------------------------
                                               1998         1999      2000       2001       2002
                                           ------------  ----------  -------  ----------  --------
Revenues                                   $  30,801(1)  $35,338(1)  $98,515  $ 150,700   $142,156
Income (loss) from continuing operations     (   2,072)      1,125     1,461   (  8,094)     4,123
Net income (loss)                            (   3,744)        545     1,461   (  8,094)     4,123
Net income (loss) from continuing
operations per common share                 (      .25)        .11       .11     (  .57)       .28
Net income (loss) per common share          (      .43)        .05       .11     (  .57)       .28
Total assets                                     6,698       8,909    31,537     40,070     30,355
Long-term obligations                               60         259     1,465      3,274        612

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


LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal years ended July 31, 2000, 2001 and 2002.

                                     2000    2001    2002
                                    ------  ------  ------
Volume Sold

  LPG (millions of gallons) - PMI    140.2   167.2   243.5
  LPG (million of gallons) - Other    47.2    71.4    76.1
                                    ------  ------  ------
                                     187.4   238.6   319.6
Average sales price

   LPG (per gallon) - PMI           $ 0.54  $ 0.67  $ 0.46
   LPG (per gallon) - Other           0.47    0.55    0.47

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

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 2000, 2001 and 2002. All information is in thousands.

                                                         2000          2001         2002
                                                     -------------  ----------  -------------
Net cash provided by (used in) operating activities  $(     2,562)  $   6,196   $      2,394
Net cash used in investing activities . . . . . . .   (    10,811)   (  2,572)      (    717)
Net cash provided by (used in) financing activities        12,366    (  2,327)      (  2,839)
                                                     -------------  ----------  -------------
Net increase (decrease) in cash . . . . . . . . . .  $(     1,007)  $   1,297   $(     1,162)
                                                     =============  ==========  =============


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

     During November 2001, in connection with notes, in the aggregate amount of $1,042,603 issued to the Company by certain officers, directors and a related party (the "Note Issuers"), the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company owned by the Note Issuers, and which shares were being held by the Company as collateral for the notes, for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the date of the notes issued by the Note Issuers to October 31, 2003 (see note R). The accrued interest has been reserved in total by the Company. Therefore, the Company has accounted for the receipt of the shares as a reduction of the principal amount due on the notes at the quoted price of the shares at the date of the agreement.

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

     During October 2002, the Company agreed to accept the assets, collateralizing the $214,355 note (see note D to the consolidated financial statements), having a fair value of approximately $800,000 owned by an officer and a director of the Company and Buyer (the "Officer") as full satisfaction of the Officer's stock note ($498,000) and promissory note ($214,355) owed to the Company (see note D to the consolidated financial statements).

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase the number of customers assuming Deregulation, (iii) extend the terms of the Pipeline Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal to another location near Saltillo, Coahuila, Mexico.

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

                                                                        PAYMENTS DUE BY PERIOD
                                                                         (AMOUNTS IN MILLIONS)
                                             --------------------------------------------------------------------------------
                                                              Less than          1 - 3            4 - 5            After
         Contractual Obligations                 Total          1 Year           Years            Years           5 Years
         -----------------------             -------------  --------------  ----------------  --------------  ---------------

       Debt                                  $         3.7  $          3.1  $            0.5  $           .1  $             -
       Operating Leases                               14.3             1.5               2.9             2.7              7.2
       LPG Purchase Obligations                      444.7            85.1             116.6           116.6            126.4
                                             -------------  --------------  ----------------  --------------  ---------------
         Total Contractual Cash Obligations  $       462.7  $         89.7  $          120.0  $        119.4  $         133.6
                                             =============  ==============  ================  ==============  ===============


                                          AMOUNT OF COMMITMENT EXPIRATION
                                                    PER PERIOD
                                               (AMOUNTS IN MILLIONS)
                                ----------------------------------------------------
        Commercial              Total Amounts   Less than   1 - 3   4 - 5     Over
        Commitments               Committed       1 Year    Years   Years   5 Years
        -----------             --------------  ----------  ------  ------  --------

Lines of Credit                 $           .2  $       .2  $    -  $    -  $      -
Standby Letters of Credit                  8.5         8.5       -       -         -
Guarantees                                 N/A         N/A     N/A     N/A       N/A
Standby Repurchase Obligations             N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments               N/A         N/A     N/A     N/A       N/A
                                --------------  ----------  ------  ------  --------
Total Commercial Commitments    $          8.7  $      8.7  $    -  $    -  $      -
                                ==============  ==========  ======  ======  ========

FINANCIAL  ACCOUNTING  STANDARDS

In August 2001 Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2000, 2001 and 2002.

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




                      /s/ BURTON McCUMBER & CORTEZ, L.L.P.


Brownsville, Texas
October 4, 2002

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                               JULY 31

                                               ASSETS


                                                                               2001         2002
                                                                            -----------  -----------
Current Assets
  Cash (including restricted cash of $971,875 and $29,701 at 2001 and
  2002)                                                                     $ 1,322,560  $   160,655
  Trade accounts receivable (less allowance for doubtful accounts of
  $779,663 and $5,783 at 2001 and 2002)                                       4,802,897    7,653,986
  Notes receivable - related parties                                            214,355      414,356
  Inventories                                                                12,384,847    1,138,440
  Prepaid expenses and other current assets                                     298,828      254,654
                                                                            -----------  -----------
    Total current assets                                                     19,023,487    9,622,091
Property, plant and equipment - net                                          18,260,384   18,151,017
Lease rights (net of accumulated amortization of $615,945 and $661,740 at
2001 and 2002)                                                                  538,094      492,299
Mortgage receivable                                                           1,934,872    1,935,723
Other non-current assets                                                        312,808      154,209
                                                                            -----------  -----------
     Total assets                                                           $40,069,645  $30,355,339
                                                                            ===========  ===========

        The accompanying notes are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   JULY 31

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  2001             2002
                                                                             ---------------  ---------------

Current Liabilities
  Current maturities of long-term debt                                       $      918,885   $    3,055,708
  Short-term debt                                                                 5,650,430        3,085,000
  Revolving line of credit                                                                -          150,000
  LPG trade accounts payable                                                      9,537,825        8,744,432
  Obligation to deliver LPG                                                      11,495,333                -
  Other accounts payable                                                          2,899,778        3,584,848
  Accrued liabilities                                                             1,415,576          860,551
                                                                             ---------------  ---------------
    Total current liabilities                                                    31,917,827       19,480,539
Long-term debt, less current maturities                                           3,273,969          612,498
Commitments and contingencies                                                             -                -
Stockholders' Equity
  Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
  No shares issued and outstanding at 2001 and 2002                                       -                -

  Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
  5,000,000 shares authorized; No shares issued and outstanding at 2001 and
  2002                                                                                    -                -

  Common stock - $.01 par value, 25,000,000 shares authorized;
  14,427,011 and 14,870,977 shares issued and outstanding at 2001 and
  2002                                                                              144,270          148,709

  Additional paid-in capital                                                     25,833,822       26,919,674

  Notes receivable from officers of the Company, a related party and another party for exercise of warrants, less reserve of $596,705 and
  $754,175 at 2001 and 2002                                                    (  3,986,048)    (  3,814,481)

  Accumulated deficit                                                         (  17,114,195)   (  12,991,600)
                                                                             ---------------  ---------------

  Total stockholders' equity                                                      4,877,849       10,262,302
                                                                             ---------------  ---------------

      Total liabilities and stockholders' equity                             $   40,069,645   $   30,355,339
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

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 FOR THE YEARS ENDED JULY 31


                                                                 2000                    2001                    2002
                                                        ----------------------  -----------------------  --------------------
                                                          Shares      Amount      Shares       Amount      Shares     Amount
                                                        -----------  ---------  -----------  ----------  ----------  --------
PREFERRED STOCK
  Beginning balance                                              -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
  Ending balance                                                 -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
SENIOR PREFERRED STOCK
  Beginning balance                                         90,000   $    900            -   $       -            -  $      -
  Conversion of 90,000 shares of preferred stock to
  450,000 shares of common stock on
  September 3, 1999                                      (  90,000)    (  900)           -           -            -         -
                                                        -----------  ---------  -----------  ----------  ----------  --------

    Ending balance                                               -   $      -            -   $       -            -  $      -
                                                        ===========  =========  ===========  ==========  ==========  ========
COMMON STOCK
 Beginning balance                                      11,845,497   $118,456   13,435,198   $ 134,352   14,427,011  $144,270
  Issuance of common stock upon exercise of
  warrants - August 1999                                   425,000      4,250            -           -            -         -
  Issuance of common stock in connection with
  conversion of Senior Preferred Stock - September
  1999                                                     450,000      4,500            -           -            -         -
  Issuance of common stock upon exercise of
  warrants - October 1999                                  163,636      1,636            -           -            -         -
  Issuance of common stock in connection with
  bonus -  January 2000                                     10,000        100            -           -            -         -
  Issuance of common stock upon exercise of warrants -
  warrants - February 2000                                  95,000        950            -           -            -         -
  Issuance of common stock for services - February
  2000                                                       7,000         70            -           -            -         -
  Issuance of common stock upon exercise of warrants
  in exchange for promissory note -  March 2000            200,000      2,000            -           -            -         -
 Sale of common stock - April 2000                         181,818      1,818            -           -            -         -
  Issuance of common stock upon exercise of
  warrants - May 2000                                       48,750        488            -           -            -         -
  Issuance of common stock in connection with
  registration rights penalty                                8,497         84            -           -            -         -
  Issuance of common stock in connection with
  registration rights penalty                                    -          -        3,480          35            -         -
  Issuance of common stock for services
   - August 2000                                                 -          -        6,500          65            -         -
  Issuance of common stock in connection with
  settlement of litigation - August 2000                         -          -       12,500         125            -         -
  Issuance of common stock in connection with
  settlement of litigation - September 2000                      -          -      100,000       1,000            -         -
  Issuance of common stock upon exercise of
  warrants - September 2000                                      -          -      200,000       2,000            -         -
  Receipt of stock for cancellation of indebtedness              -          -    (  78,383)   (    784)           -         -
  Issuance of common stock upon exercise
  of warrants - October 2000                                     -          -        7,500          75            -         -

        The accompanying notes are an integral part of these statements.

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                   FOR THE YEARS ENDED JULY 31


                                                               2000                  2001                     2002
                                                       --------------------  --------------------  -----------------------------
                                                         Shares     Amount     Shares     Amount     Shares          Amount
                                                       ----------  --------  ----------  --------  -----------  ----------------
COMMON STOCK - CONTINUED
  Issuance of common stock for services - November
  2000                                                          -         -       4,716        47           -                 -
  Issuance of common stock upon exercise of warrants
  - November 2000                                               -         -     700,000     7,000           -                 -
  Issuance of common stock in connection with bonus -
  December  2000                                                -         -      14,500       145           -                 -
  Issuance of common stock for services - December
  2000 - January 2001                                           -         -       6,000        60           -                 -
  Issuance of common stock upon exercise of warrants
  - July 2001                                                   -         -      15,000       150           -                 -
  Issuance of common stock upon exercise of warrants
  in exchange for debt obligations owed to the holder
  of the warrants - August 2001                                 -         -           -         -      37,500               375
  Issuance of common stock upon exercise of
  warrants  in exchange for debt obligations owed
  to the holder of  the warrants - September 2001               -         -           -         -     275,933             2,759
  Issuance of common stock in connection with
   bonus - September 2001                                       -         -           -         -       1,000                10
  Issuance of common stock for services
  - September  2001                                             -         -           -         -      37,500               375
  Receipt of stock for payment of interest on
  indebtedness - October 2001                                   -         -           -         -  (   36,717)   (          367)
  Issuance of common stock upon exercise of
  warrants - November 2001                                      -         -           -         -      78,750               787
  Issuance of common stock upon exercise of
  warrants - June 2002                                          -         -           -         -      25,000               250
  Issuance of common stock upon exercise of
  warrants- July 2002                                           -         -           -         -      25,000               250

                                                       ----------  --------  ----------  --------  -----------  ----------------
Ending balance                                         13,435,198  $134,352  14,427,011  $144,270  14,870,977   $       148,709
                                                       ==========  ========  ==========  ========  ===========  ================

        The accompanying notes are an integral part of these statements.

                                PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                           FOR THE YEARS ENDED JULY 31


                                                                   2000             2001              2002
                                                              ---------------  ---------------  -----------------
                                                                  Amount           Amount            Amount
                                                              ---------------  ---------------  -----------------
ADDITIONAL PAID-IN CAPITAL
  Beginning balance                                           $   17,133,222   $   21,782,638   $     25,833,822
  Sale of common stock                                               998,182                -                  -
  Conversion of preferred stock to common -
  stock                                                             (  3,600)               -                  -
  Issuance of warrants in connection with settlement                       -          300,000                  -
  Loan discount                                                    1,305,031        1,620,403            207,283

  Grant of stock for bonus                                                 -           43,355              2,790
  Grant of stock for services                                              -           87,595            149,625
  Common stock distributed in connection with the settlement
  of a lawsuit                                                        81,250         (  1,125)                 -
  Grant of warrants for services                                     381,080          499,480                  -
  Grant of warrants in connection with registration rights
  agreement                                                            (  85)           (  35)                 -
  Receipt of common stock for cancellation of debt                 1,991,627       (  554,877)                 -
  Receipt of stock for payment of interest                                 -                -    (       146,502)
  Exercise of warrants                                                     -        2,142,025            872,967
  Cost of registering securities                                  (  104,069)       (  85,637)         (     311)
                                                              ---------------  ---------------  -----------------
  Ending balance                                              $   21,782,638   $   25,833,822   $     26,919,674
                                                              ===============  ===============  =================
STOCKHOLDERS' NOTES
  Beginning balance                                           $ (  2,765,350)  $ (  3,263,350)  $   (  3,986,048)
  Note receivable from an officer of the Company  and
  another party for exercise of warrants                          (  498,000)      (  698,000)                 -
  Interest on another party note receivable                                -       (   24,698)                 -
  Reserve of interest                                                      -                -             24,698
  Reduction in notes receivable                                            -                -            146,869
                                                              ---------------  ---------------  -----------------
  Ending balance                                              $ (  3,263,350)  $ (  3,986,048)  $   (  3,814,481)
                                                              ===============  ===============  =================
ACCUMULATED DEFICIT
  Beginning balance                                           $(  10,435,796)  $(   9,020,385)  $ (   17,114,195)
  Net income (loss) for the year                                   1,460,781     (  8,093,810)         4,122,595
  Dividends on preferred stock                                     (  45,370)               -                  -
                                                              ---------------  ---------------  -----------------
 Ending balance                                               $ (  9,020,385)  $(  17,114,195)  $   ( 12,991,600)
                                                              ===============  ===============  =================

        The accompanying notes are an integral part of these statements.

                                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED JULY 31


                                                                                   2000             2001             2002
                                                                             ----------------  --------------  ----------------
Cash flows from operating activities:
Net income (loss)                                                            $     1,460,781   $(  8,093,810)  $     4,122,595
Adjustments to reconcile net income (loss) to net cash  provided by  (used
in) operating activities:
  Depreciation and amortization                                                      388,445         758,911           843,436
  Amortization of lease rights                                                        45,795          45,795            45,795
  Non-employee stock based costs and other                                            58,333         222,988           374,870
  Amortization of loan discount                                                    1,478,406       1,887,442           956,853
  Settlement of litigation for stock                                                  81,250               -                 -
  Gain on sale of land                                                                     -               -          ( 17,001)
  Other                                                                              123,137         106,570            33,281
Changes in current assets and liabilities:
  Trade accounts receivable                                                     (  1,352,652)     (  986,213)     (  2,856,873)
  Notes receivable - related parties                                                       -               -       (   200,000)
  Inventories                                                                   (  6,708,053)     (5,061,638)       11,246,407
  Prepaid and other current assets                                                 (  54,003)         22,562         ( 180,697)
  Property held for sale                                                        (  1,908,000)              -                 -
  LPG trade accounts payable                                                       2,376,761       4,310,867    (      793,393)
  Obligation to deliver LPG                                                                -      11,495,333      ( 11,495,333)
  Other assets and liabilities, net                                                 (  3,150)       (  4,649)          158,599
  Other accounts payable and accrued liabilities                                   1,450,788       1,491,810           155,671
                                                                             ----------------  --------------  ----------------
  Net cash provided by (used in) operating activities                           (  2,562,162)      6,195,968         2,394,210
Cash flows from investing activities:
  Capital expenditures                                                          (  7,811,111)   (  2,572,367)      (   789,069)
  Sale of land                                                                             -               -            72,001
  Purchase of lease interests                                                   (  3,000,000)              -                 -
                                                                             ----------------  --------------  ----------------
  Net cash used in investing activities                                        (  10,811,111)   (  2,572,367)       (  717,068)
Cash flows from financing activities:
  Revolving credit facilities                                                      3,538,394    (  3,538,394)          150,000
  Issuance of debt                                                                 7,279,212       1,046,000           381,032
  Debt issuance costs                                                             (  370,530)   (    326,232)                -
  Issuance of common stock                                                         2,398,882       1,453,249           287,511
  Costs of registration                                                                    -       (  85,637)            ( 568)
  Reduction in debt                                                               (  474,089)     (  875,518)     (  3,632,324)
  Preferred stock dividends                                                        (  45,370)              -                 -
  Payments on note receivable                                                         40,000               -                 -
  Reserve of interest on note receivable from another party                                -               -          ( 24,698)
                                                                             ----------------  --------------  ----------------
  Net cash provided by (used in) financing activities                             12,366,499    (  2,326,532)     (  2,839,047)
                                                                             ----------------  --------------  ----------------
      Net increase (decrease) in cash                                           (  1,006,774)      1,297,069      (  1,161,905)
Cash at beginning of period                                                        1,032,265          25,491         1,322,560
                                                                             ----------------  --------------  ----------------
Cash at end of period                                                        $        25,491   $   1,322,560   $       160,655
                                                                             ================  ==============  ================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest (including capitalized interest of $120,000 in 2001)              $       772,296   $   1,806,356   $     1,756,998
                                                                             ================  ==============  ================
  Taxes                                                                      $        80,042   $      27,141   $             -
                                                                             ================  ==============  ================
Supplemental disclosures of noncash transactions:
  Preferred stock, common stock and warrants issued                          $       960,500   $   3,575,382   $       974,915
                                                                             ================  ==============  ================
  Notes receivable exchanged for common stock                                $             -   $   ( 555,661)  $     ( 146,869)
                                                                             ================  ==============  ================
  Capitalized lease obligations                                              $     3,162,500   $           -   $             -
                                                                             ================  ==============  ================
  Mortgage receivable                                                        $             -   $(  1,934,872)  $       (   851)
                                                                             ================  ==============  ================

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

     In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2000, 2001 and 2002.

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
                                        ==============  =============  ==========


                                            For the year ended July 31, 2001
                                        -----------------------------------------
                                         Income (Loss)      Shares       Per-Share
                                          (Numerator)    (Denominator)    Amount
                                        ---------------  -------------  -----------
Net income (loss)                       $(   8,093,810)
BASIC EPS
Net income (loss) available to common
  stockholders                           (   8,093,810)     14,146,980  $(  0.57  )
                                                                        ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -               -
DILUTED EPS
Net income (loss) available to common
  stockholders                          N/A              N/A            N/A

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INCOME (LOSS) PER COMMON SHARE - Continued


                                                 For the year ended July 31, 2002
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
     Net income (loss)                       $    4,122,595
     BASIC EPS
     Net income (loss) available to common
       stockholders                               4,122,595     14,766,115  $     0.28
                                                                            ==========
     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -        351,424
                                             --------------  -------------
     DILUTED EPS

     Net income (loss) available to common
       stockholders                          $    4,122,595     15,117,539  $     0.27
                                             ==============  =============  ==========


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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant  and  equipment consists of the following as of July 31, :

                                                       2001            2002
                                                  --------------  --------------
LPG:
  Brownsville Terminal Facility:
    Building                                      $     173,500   $     173,500
    Terminal facilities                               3,631,207       3,631,207
    Tank Farm                                           370,855         370,855
    Equipment                                         2,293,121       2,449,628
    Midline pump station                                291,409         302,657
    Leasehold improvements                               67,002          96,212
    Equipment                                           469,545         502,557
                                                  --------------  --------------
                                                      7,296,639       7,526,616
                                                  --------------  --------------

  US - Mexico Pipelines and Matamoros Terminal
  Facility:
  U.S. Pipelines and Rights of Way                    6,245,614       6,297,703
  Mexico Pipelines and Rights of Way                    993,300         993,300
  Matamoros Terminal Facility                         5,078,336       5,074,087
  Saltillo Terminal                                     799,309       1,027,267
  Land                                                  644,526         856,358
                                                  --------------  --------------
                                                     13,761,085      14,248,715
                                                  --------------  --------------
        Total LPG                                    21,057,724      21,775,331
                                                  --------------  --------------

Other:

  Automobile                                             10,800          10,800
  Office equipment                                       56,266          72,728
                                                  --------------  --------------
                                                         67,066          83,528
                                                  --------------  --------------
                                                     21,124,790      21,858,859
  Less: accumulated depreciation and amortization  (  2,864,406)   (  3,707,842)
                                                  --------------  --------------

                                                  $  18,260,384   $  18,151,017
                                                  ==============  ==============

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - INVENTORIES

     Inventories  consist  of  the  following  as  of  July  31,:

                                             2001                    2002
                                    -----------------------  ---------------------
                                     Gallons       Cost       Gallons      Cost
                                    ----------  -----------  ---------  ----------
LPG:
   Leased Pipeline, US-Mexico
     Pipelines, Brownsville
     Terminal Facility, Matamoros
     Terminal Facility and railcars
     leased by the Company           2,473,962  $ 1,016,641  2,495,466  $  972,102
   Markham Storage and other        27,664,139   11,368,206    427,003     166,338
                                    ----------  -----------  ---------  ----------


                                    30,138,101  $12,384,847  2,922,469  $1,138,440
                                    ==========  ===========  =========  ==========

NOTE G - INCOME TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at July 31,:

                                               2001                               2002
                                      -----------------------------  ------------------------------------
                                        Assets       Liabilities          Assets           Liabilities
                                      ----------  -----------------  -----------------  -----------------
     Depreciation                     $        -  $         145,000  $               -  $         133,000
     Bad debt reserve                    265,000                  -            140,000                  -
     Receivable                           12,000                  -             12,000                  -
     Deferred compensation expense       203,000                  -            256,000                  -
     Deferred interest cost            1,041,000                  -          1,296,000                  -
     Deferred other cost                  95,000                  -            172,000                  -
     Net operating loss carryforward   3,986,000                  -          2,277,000                  -
                                      ----------  -----------------  -----------------  -----------------
                                       5,602,000            145,000          4,153,000            133,000

     Less: valuation allowance         5,602,000            145,000          4,153,000            133,000
                                      ----------  -----------------  -----------------  -----------------
                                      $        -  $               -  $               -  $               -
                                      ==========  =================  =================  =================

     There is no current or deferred U.S. or foreign income tax expense for the years ended July 31, 2000, 2001, and 2002. The Company did incur U.S. alternative minimum tax for the years ended July 31, 2000 and 2002 totaling $44,333, and $100,000, respectively. The Company was in a loss position for 2001 and utilized net operating loss carryforwards in 2000 and 2002.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - INCOME TAXES - CONTINUED

     At July 31, 2002, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

            Year ending               Tax Loss
             July 31,                Carryforward
           ------------          ------------------
            2013                 $          598,000
            2019                             11,000
            2021                          6,087,000
                                 ------------------
                                 $        6,696,000
                                 ==================

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     SHORT-TERM DEBT - CONTINUED
     ---------------------------

     Restructuring of Notes - Continued
     ----------------------------------

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     SHORT-TERM DEBT - CONTINUED
     ---------------------------

     Restructuring of Notes - Continued
     ----------------------------------

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

     Issuance of New Promissory Notes
     --------------------------------

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

     LONG-TERM DEBT
     --------------

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
                                                                                              ==========  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - DEBT OBLIGATIONS - CONTINUED

     LONG-TERM DEBT - CONTINUED
     --------------------------

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor at the time the note for legal services was issued.

     Scheduled  maturities  are  as  follows:

            Year ending July 31,
            --------------------
                   2004                     $     552,498
                   2005                            20,000
                   2006                            20,000
                   2007                            20,000
                                            -------------
                                            $     612,498
                                            =============

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

     BOARD COMPENSATION PLAN
     -----------------------

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

     In connection with the Plan, during August 2002 the Board granted warrants to purchase 20,000 shares of common stock of the Company at exercise prices of $3.10 per share to outside directors. Based on the provisions of APB25, no compensation expense was recorded for these warrants.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     2001 WARRANT PLAN
     -------------------

     The  Board  in  November  2001 approved the 2001 warrant plan (2001 Warrant
     Plan). The purpose of the 2001 Warrant Plan is to provide the Company with a vehicle to attract, compensate, and motivate selected employees, particularly executive officers, by issuing stock purchase warrants which will afford recipients an opportunity to share in potential capital appreciation in the Company's common stock.

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

     SFAS  123  DISCLOSURES
     ----------------------

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows for the years ended July 31,:

                                                            2000             2001             2002
                                                        ------------  -------------------  ----------
        Net income (loss) as reported                   $ 1,460,781   $      ( 8,093,810)  $4,122,595
        Net income (loss) proforma                       (  245,886)         (10,855,577)   2,109,392

        Net income (loss) per common share as reported          .11    (             .57)         .28
        Net income (loss) per common share proforma      (      .02)   (             .77)         .14

        Net income (loss) per common share assuming
        dilution as reported                                    .10    (             .57)         .27
        Net income (loss) per common share assuming
        dilution proforma                                (      .02)   (             .77)         .14

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     SFAS 123 DISCLOSURES - CONTINUED
     --------------------

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

     A summary of the status of the Company's warrants as of July 31, 2000, 2001 and 2002, and changes during the years ending on those dates is presented below:

                                                2000                          2001                         2002
                                     ---------------------------  ---------------------------  ----------------------------
                                                    Weighted                     Weighted                      Weighted
                                                     Average                      Average                       Average
       Warrants                        Shares    Exercise Price     Shares    Exercise Price     Shares     Exercise Price
     ------------------------------  ----------  ---------------  ----------  ---------------  -----------  ---------------
     Outstanding at beginning of
       year                          2,591,136   $          2.71  4,154,988   $          3.82   4,377,488   $          3.67
     Granted                         2,478,738              4.36  1,395,000              3.82      60,000              3.84
     Exercised                        (914,886)             2.16  ( 922,500)             2.33  (  442,183)             1.98
     Expired                                 -                 -   (250,000)             6.00    ( 83,750)             3.69
                                     ----------                   ----------                   -----------
     Outstanding at end of year      4,154,988              3.82  4,377,488              3.67   3,911,555              3.87
                                     ==========                   ==========                   ===========
     Warrants exercisable at end of
       year                          2,946,653                    3,451,251                     3,574,027


     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 1999, 2000 and 2001, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                             2000                         2001                          2002
                                 ----------------------------  ----------------------------  ----------------------------
                                    For warrants granted          For warrants granted         For warrants granted
                                  Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
     Exercise price compared to    average        average        average        average        average        average
     market price on grant date  fair value   exercise price   fair value   exercise price   fair value   exercise price
     --------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

     Equals market price         $         -  $             -  $      5.06  $          6.77  $      2.69  $          3.84
     Exceeds market price               2.96             4.21         1.84             4.16            -                -
     Less than market price             1.85             2.50         2.30             2.50            -                -

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - STOCK WARRANTS - CONTINUED

     SFAS 123 DISCLOSURES - CONTINUED
     --------------------

     The following table summarizes information about the warrants outstanding at July 31, 2002:

                                   Warrants Outstanding                 Warrants Exercisable
                                --------------------------            -------------------------
                                                Weighted
                                   Number        Average    Weighted      Number      Weighted
                                 Outstanding    Remaining    Average    Exercisable    Average
                                     at        Contractual  Exercise        at        Exercise
     Range of Exercise Prices   July 31, 2002     Life        Price    July 31, 2002    Price
     -------------------------  -------------  -----------  ---------  -------------  ---------
     2.50 to $3.00                 1,685,917   1.89 years  $    2.51      1,685,917  $    2.51

     3.66 to $3.99                    90,000         2.07       3.71         87,060       3.71

     4.00 to $4.05                   225,638          .93       4.00        225,308       4.00

     4.60 to $6.69                 1,660,000         2.51       4.78      1,399,897       4.75

     6.94 to $7.00                   250,000         3.14       6.99        175,845       6.98
                                -------------                          -------------

     2.50 to $7.00                 3,911,555         2.18  $    3.87      3,574,027  $    3.73
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

     In connection with the Company's purchases of LPG from Exxon, El Paso NGL Marketing Company, L.P. (El Paso) (until September 30, 2002), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     OPERATING LEASE COMMITMENTS - CONTINUED

     Rent expense was as follows for the years ended July 31,:

                               2000         2001         2002
                            -----------  -----------  -----------
     Minimum Rent Expense   $ 1,495,326  $ 2,067,620  $ 2,020,129
     Variable Rent Expense      708,213      783,297    1,218,843
                            -----------  -----------  -----------

               Total        $ 2,203,539  $ 2,850,917  $ 3,238,972
                            ===========  ===========  ===========

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
                                           -----------
                                           $14,299,630
                                           ===========

     EMPLOYMENT  CONTRACTS

     During the period February 1, 2001 through July 28, 2002, the Company continued the terms of the previous six year employment agreement with the President which had expired on January 31, 2001. Effective July 29, 2002, the Company entered into a new three year employment agreement with the President (Agreement). Under the terms of the Agreement, the President is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, the President is entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) increase sales to its current customers, (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) extend the terms of the Pipeline Lease, (iv) expand its product lines, (v) obtain additional letters of credit financing, (vi) raise additional debt and/or equity capital, (vii) increase the current credit facility and (viii) relocate the Saltillo Terminal to another location near Saltillo, Coahuila, Mexico.

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

                                                                                 SCHEDULE II

                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                              VALUATION AND QUALIFYING ACCOUNTS

                          YEARS ENDED JULY 31, 2002, 2001 AND 2000



                   Balance at    Charged to
                  Beginning of    Costs and     Charged to                   Balance at End
 Description         Period       Expenses    Other Accounts    Deductions      of Period
----------------  -------------  -----------  ---------------  ------------  ---------------

Year ended  July
----------------
31, 2002
--------
Allowance for
doubtful
accounts          $     779,663  $     5,783  $             -  $(  779,663)  $         5,783

Year ended  July
----------------
31, 2001
--------
Allowance for
doubtful
accounts          $     562,950  $   216,713  $             -  $         -   $       779,663

Year ended  July
----------------
31, 2000
--------
Allowance for

Doubtful
Accounts          $     521,067  $    41,883  $             -  $         -   $       562,950


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART  III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company's are as follows:


                                                                                                         DIRECTOR
NAME OF DIRECTOR      AGE                             POSITION WITH COMPANY                               SINCE
--------------------  ---  ----------------------------------------------------------------------------  --------
                           Chairman of the Board of Directors, President and Chief Executive Officer of
Jerome B. Richter      66  the Company                                                                       1992
Jorge R. Bracamontes   38  Director, Executive Vice President and Secretary of the Company                   1996
                           Director, Vice President, Treasurer, Chief Financial Officer and Assistant
Ian T. Bothwell        42  Secretary of the Company                                                          1997
Jerry L. Lockett       61  Director and Vice President of the Company                                        1999
Stewart J. Paperin     54  Director                                                                          1996
Harvey L. Benenson     54  Director                                                                          2000
Emmet M. Murphy        51  Director                                                                          2001

     All directors were elected at the 2001 Annual Meeting of Stockholders of the Company held on December 14, 2001. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

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

     JORGE R. BRACAMONTES was elected a director of the Company in February 1996. Effective October 29, 1996, he was elected Executive Vice President and Secretary of the Company. Mr. Bracamontes also serves as President and Chief Executive Officer of Penn Octane de Mexico, S.A. de C.V. and Termatsal, S.A. de C.V., Mexican companies wholly owned subsidiaries of the Company and Tergas, S.A. de C.V., a Mexican company, and an affiliate of the Company. Prior to joining the Company, Mr. Bracamontes was General Counsel for Environmental Matters at Petroleos Mexicanos (PEMEX) for the period from May 1994 to March 1996.

     IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company on October 29, 1996 and a director of the Company on March 25, 1997. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. During the period from February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase the Company's CNG assets.

     JERRY L. LOCKETT joined the Company as a Vice President on November 17, 1998. Prior to joining the Company, Mr. Lockett held a variety of positions during a thirty-one year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide's wholly-owned pipeline subsidiaries.

     STEWART J. PAPERIN was elected a director of the Company in February 1996. Since July 1996, Mr. Paperin has served as Executive Vice President of the Soros Foundations Open Society Institute, which encompasses the charitable operations of forty foundations in Central and Eastern Europe, the United States, Africa, and Latin America. From January 1994 to July 1996, Mr. Paperin was President of Capital Resources East Ltd., a diversified consulting and investment firm in New York. He served as president of Brooke Group International, a United States based leveraged buy-out firm operating in the former Soviet Union, a corporation controlled by Brooke Group. From 1989 to 1990, he served as Chief Financial Officer of the Western Union Corporation. He also serves on the Boards of Directors of Global TeleSystems Group, Inc. and Golden Telecom, Inc.

     HARVEY L. BENENSON was elected a director of the Company in August 2000. Mr. Benenson has been Managing Director, Chairman and Chief Executive Officer of Lyons, Benenson & Company Inc., a management consulting firm, since 1988, and Chairman of the Benenson Strategy Group, a strategic research, polling and consulting firm affiliated with Lyons, Benenson & Company Inc., since July 2000. Earlier, Mr. Benenson was a partner in the management consulting firm of Cresap, McCormick and Paget from 1974 to 1983, and Ayers, Whitmore & Company from 1983 to 1988.

     EMMETT M. MURPHY was elected a director of the Company in November 2001. In April 1996, Mr. Murphy founded Paradigm Capital Corp., Fort Worth, Texas, an investment firm, and he has been the president and Chief Executive Officer of the company since that time. From March 1981 to April 1996, Mr. Murphy was a Partner in Luther King Capital Management, Fort Worth, Texas, a registered investment advisor. Mr. Murphy has been a Chartered Financial Analyst since 1979. He received a Bachelor of Science degree from the University of California at Berkeley in 1973 and a Master of Business Administration degree from Columbia University in 1975.


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

ITEM 11.  EXECUTIVE COMPENSATION.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's compensation to executive management was administered by the Compensation Committee of the Board of Directors. As of July 31, 2002, the Compensation Committee was comprised of four directors, of which all but one are outside directors, who report to the Board of Directors on all compensation matters concerning the Company's executive officers (the "Executive Officers"), including the Company's Chief Executive Officer and the Company's other Executive Officers (collectively, with the Chief Executive Officer, the "Named Executive Officers") (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the Compensation Committee considers several factors including overall performance of the Named Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of the Company. The Compensation Committee provides compensation to the Named Executive Officers in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

     The overall compensation provided to the Named Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to other executives at other companies after adjusting for factors described above, including the Company's financial condition during the term of employment of the Executive Officers.

     BASE SALARY: The base salary is approved based on the Named Executive Officer's position, level of responsibility and tenure with the Company.

     CHIEF EXECUTIVE OFFICER'S COMPENSATION: During fiscal year 2002, Mr. Richter was paid in accordance with the terms of his employment agreements which were in effect during the period. The Board of Directors continued to ratify prior elections not to accrue any future interest payable by Mr. Richter on his note to acquire shares of common stock of the Company to the Company so long as Mr. Richter continued to provide guarantees to certain of the Company's creditors. The Compensation Committee determined that Mr. Richter's compensation under the employment agreement is fair to the Company, especially considering the position of Mr. Richter with the Company.

                             COMPENSATION COMMITTEE

                                 STEWART PAPERIN
                               HARVEY L. BENENSON
                                  EMMETT MURPHY
                                JEROME B. RICHTER

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Jerome B. Richter, Stewart J. Paperin and Harvey L. Benenson served as the members of the Compensation Committee during fiscal year 2002 and Mr. Murphy since November 2001. Mr. Richter is the President and Chief Executive Officer of the Company, so his compensation is subject to ratification by the Board of Directors.

     EXECUTIVE COMPENSATION

     During December 1999, the Board authorized the implementation of a management incentive program whereby officers and directors of the Company received warrants to purchase 1,400,000 shares of common stock of the Company and warrants to purchase 100,000 shares of common stock of the Company were received by consultants (the "Incentive Warrants"). The Incentive Warrants have an exercise price equal to $4.60 per share and will vest ratably on a monthly basis over three years or immediately upon a change in control of the Company. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date.

     As bonuses to four of its executive officers for the year ended July 31, 2000, the Company granted each executive officer warrants to purchase 10,000 shares of common stock at an exercise price of $6.94 per share exercisable through July 31, 2005. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date.

     As a bonus to a director and executive officer of the Company, during November, 2000, the Company granted warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $7.00 per share exercisable for five years. The exercise price per share of the warrants was equal to or greater than the quoted market price per share at the measurement date.

     The following table sets forth annual and all other compensation to the Named Executive Officers, for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights or other long-term compensation plans for employees.

                                             SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                               -------------------------                      -------------------------------------
                                                                              AWARDS                   PAYOUTS
                                                                              ------                   -------
                                                                  ALL OTHER                SECURITIES
                                                                   ANNUAL     RESTRICTED   UNDERLYING
NAME AND PRINCIPAL                                                 COMPEN-       STOCK      OPTIONS/       LTIP
    POSITION                   YEAR  SALARY ($)     BONUS ($)     SATION ($)  AWARDS (#)    SARS (#)    PAYOUTS ($)
Jerome B. Richter,             2002     300,000       319,436(5)           -            -            -            -
   President, Chairman of      2001     300,000               -            -            -            -            -
   the Board and Chief         2000     300,000     2,393,700(2)           -            -            -            -
   Executive Officer(1)

Ian T. Bothwell,               2002     168,000               -            -            -            -            -
  Vice President, Treasurer,   2001     168,000     1,026,351(2)           -            -            -            -
  Assistant Secretary and      2000     159,508    535,700(2)(3)           -            -            -            -
  Chief Financial Officer

Jorge R. Bracamontes,          2002           -               -            -            -            -            -
  Executive Vice President     2001           -               -            -            -            -            -
  and Secretary                2000           -               -            -            -            -            -

Jerry L. Lockett,              2002     132,000               -            -            -            -            -
  Vice President               2001     132,000               -            -            -            -            -
                               2000     132,000  1,106,200(2)(4)           -            -            -            -



                                  ALL OTHER
NAME AND PRINCIPAL              COMPENSATION
     POSITION                        ($)
Jerome B. Richter,                          -
   President, Chairman of                   -
   the Board and Chief                      -
   Executive Officer(1)

Ian T. Bothwell,                            -
  Vice President, Treasurer,                -
  Assistant Secretary and                   -
  Chief Financial Officer

Jorge R. Bracamontes,               180,000(1)
  Executive Vice President          180,000(1)
  and Secretary                1,662,700(1)(2)

Jerry L. Lockett,                           -
  Vice President                            -
                                            -

---------------

(1) Mr. Bracamontes received consulting fees totaling $205,000, $180,000 and $180,000 for services performed on behalf of the Company in Mexico for the years ended July 31, 2000, 2001 and 2002.
(2) The fair market value of non-cash bonuses issued in the form of stock warrants are determined by using the Black-Scholes Option Pricing Model.
(3)  Includes cash bonus of $14,000.
(4)  Includes cash bonus of $11,000.
(5)  Includes amounts to be paid in cash.

                AGGREGATED WARRANT EXERCISES DURING FISCAL 2002
                      AND WARRANT VALUES ON JULY 31, 2002


                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                        NUMBER OF SHARES                        UNDERLYING UNEXERCISED             IN-THE-MONEY
                         ACQUIRED UPON       VALUE REALIZED   WARRANTS AT JULY 31, 2002      WARRANTS AT JULY 31, 2002
NAME                  EXERCISE OF WARRANTS  UPON EXERCISE($)  EXERCISABLE/ UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)($)
--------------------  --------------------  ----------------  --------------------------  -------------------------------

Jerome B. Richter                        0                 0              470,137/69,863                         18,000/0
Jorge R. Bracamontes                     0                 0              298,082/41,918                         18,000/0
Ian T. Bothwell                          0                 0              251,872/88,128                         18,000/0
Jerry L. Lockett                         0                 0              262,055/27,945                         18,000/0

(1) Based on a closing price of $3.10 per share of Common Stock on July 31, 2002.

EMPLOYMENT  CONTRACTS

     During the period February 1, 2001 through July 28, 2002, the Company continued the terms of the previous six year employment agreement with the President which had expired on January 31, 2001. Under Mr. Richter's agreement, he was entitled to receive $300,000 in annual compensation until earnings exceed a gross profit of $500,000 per month for an annual period (the "Minimum Gross Profit"). He was also entitled to an annual bonus of 5% of all pre-tax profits of the Company. He was also entitled to receive warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $5.00 per share upon the Company achieving the Minimum Gross Profit. Mr. Richter received compensation as outlined above, except that he waived his right to receive the warrants.

     Effective July 29, 2002, the Company entered into a new three year employment agreement with the President (the "Agreement"). Under the terms of the Agreement, the President is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, the President is entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices.

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

COMPENSATION  OF  DIRECTORS

     During the Board of Directors (the "Board") meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the "Plan"). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of the Company and are to be granted additional warrants to purchase 10,000 shares of common stock of the Company for each year of service as a director. All such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are equal to the average trading price of the Company's common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

STOCK PERFORMANCE GRAPH

     The following graph compares the yearly percentage change in the Company's cumulative, five-year total stockholder return with the Russell 2000 Index and the NASD Index. The graph assumes that $100 was invested on August 1, 1997 in each of the Company's Common Stock, the Russell 2000 Index and the NASD Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of the Company's Common Stock.

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

                               [GRAPHIC  OMITTED]

-----------------------  -----  -----  -----  -----  -----  -----
                         1997   1998   1999   2000   2001   2002
-----------------------  -----  -----  -----  -----  -----  -----

Penn Octane Corporation  $ 100  $  84  $  50  $ 151  $  84  $  65
-----------------------  -----  -----  -----  -----  -----  -----
Russell 2000 Index       $ 100  $ 101  $ 107  $ 121  $ 117  $  95
-----------------------  -----  -----  -----  -----  -----  -----
NASDAQ Index             $ 100  $ 117  $ 166  $ 236  $ 127  $  83
-----------------------  -----  -----  -----  -----  -----  -----

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the amount of stock of the Company beneficially owned as of October 11, 2002 by each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's outstanding common stock ("Common Stock").


                                                       AMOUNT AND NATURE OF
                                                     BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                 COMMON STOCK(1)           COMMON STOCK
---------------------------------------------------  ------------------------  --------------------
Jerome B. Richter (2) . . . . . . . . . . . . . . .                 4,464,161                28.99%

CEC, Inc. (3) . . . . . . . . . . . . . . . . . . .                 1,417,667                 9.49%

The Apogee Fund, Paradigm Capital Corporation, and.
 Emmett M. Murphy (4) . . . . . . . . . . . . . . .                 1,140,000                 7.65%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 11, 2002, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 36,000 shares of Common Stock owned by Mrs. Richter and 530,411 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) One Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, PA. Includes 74,067 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(4) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November, 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock and warrants are actually owned by The Apogee Fund, and beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect The Apogee Fund assets. Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of October 11, 2002 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. Except as noted, the address of each person is j Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, CA.

                                                          AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                    COMMON STOCK(1)           COMMON STOCK
------------------------------------------------------  ------------------------  --------------------
Jerome B. Richter (2). . . . . . . . . . . . . . . . .                4,464,161                 28.99%
Emmett M. Murphy (3) . . . . . . . . . . . . . . . . .                1,140,000                  7.65%
Jorge R. Bracamontes (4) . . . . . . . . . . . . . . .                  527,929                  3.47%
Ian T. Bothwell (5). . . . . . . . . . . . . . . . . .                  394,755                  2.60%
Jerry L. Lockett (6) . . . . . . . . . . . . . . . . .                  312,389                  2.06%
Stewart J. Paperin (7) . . . . . . . . . . . . . . . .                  201,681                  1.34%
Harvey L. Benenson (8) . . . . . . . . . . . . . . . .                   43,599                     *
All Directors and Named Executive Officers as a group.                7,084,713                 42.85%
(7 people) (9)

*  Less  than  1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 11 2002, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 36,000 shares of Common Stock owned by Mrs. Richter and 530,411 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November, 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock is actually owned by The Apogee Fund; beneficial ownership of such securities is attributed to Mr. Murphy by reason of his voting and disposition power with respect to The Apogee Fund assets. Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(4) Includes 334,247 shares of Common Stock issuable upon exercise of Common Stock purchase warrants owned by Mr. Bracamontes and 15,000 shares of Common Stock owned by Mrs. Bracamontes.

(5) Includes 288,037 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6) Includes 286,164 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7) Includes 151,681 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8) Includes 43,599 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(9) Includes 1,664,138 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

EQUITY COMPENSATION PLANS

     The following table provides information concerning the Company's equity participation plans as of July 31, 2002.


PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    EQUITY PARTICIPATION PLANS
                                                                             (EXCLUDING SECURITIES
                                                                           REFLECTED IN COLUMN (a))
                                   (a)                      (b)                       (c)
Equity compensation
plans approved by                      2,200,000  $                 4.80             1,500,000 (1)(2)
security holders

Equity participation
plans not approved by                  1,711,555                    2.69                           -
security holders (3)    ------------------------                          ---------------------------

Total                                  3,911,555  $                 3.87                   1,500,000
                        ========================                          ===========================

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

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During  April  1997, the Company's President exercised warrants to purchase
     2.2 million shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2.7 million promissory note (the "President's Promissory Note"). The note was due on April 11, 2000. On
     April 11, 2000, the Company's President issued a new promissory note totaling $3.2 million representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on the President's Promissory Notes in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). The Company's President is personally liable with full recourse to the Company and has provided 1.0 million shares of common stock of the Company as collateral. Those shares were subsequently pledged to the holders of the Restructured Notes and New Notes (see note H to the consolidated financial statements) as collateral. The President's Promissory Note has been recorded as a reduction of stockholders' equity.

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

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by a director and officer of the Company (the "Buyer") of the $900,000 promissory note (less discounts) to the Company through the exchange of 78,373 shares of common stock of the Company owned by Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note has a balance of $214,355 and is collateralized by compressed natural gas refueling station assets and 60,809 shares of the Company's common stock owned by the Buyer (see note R to the consolidated financial statements).

     During September 2001, CEC, Inc. exercised warrants to purchase 275,993 shares of common stock for the Company for which the exercise price was paid by reduction for all outstanding debt due to CEC, Inc.

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

     During October 2002, the Company agreed to accept the assets, collateralizing the $214,355 note (see note D to the consolidated financial statements), having a fair value of approximately $800,000 owned by an officer and a director of the Company and Buyer (the "Officer") as full satisfaction of the Officer's stock note ($498,000) and promissory note ($214,355) owed to the Company (see note D to the consolidated financial statements).


ITEM 14.  CONTROLS AND PROCEDURES.

     The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

21 Subsidiaries of the Registrant (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2002 filed on November 4, 2002, SEC File No. 000-24394).

23 Consent of Independent Certified Public Accountant (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2002 filed on November 4, 2002, SEC File No. 000-24394).


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


                            PENN OCTANE CORPORATION



                            By:  /s/ Ian T. Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                   Chief  Financial  Officer
                                 November 26, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                       DATE
-----------------------  ---------------------------------  -----------------

/s/Jerome B. Richter     Jerome B. Richter                  November 26, 2002
-----------------------  Chairman, President and Chief
                           Executive Officer

/s/Jorge R. Bracamontes  Jorge R. Bracamontes               November 26, 2002
-----------------------  Executive Vice President,
                           Secretary and Director

/s/Ian T. Bothwell       Ian T. Bothwell                    November 26, 2002
-----------------------  Vice President, Treasurer,
                           Assistant Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director

/s/Stewart J. Paperin    Stewart J. Paperin                 November 26, 2002
-----------------------  Director

/s/Harvey L. Benenson    Harvey L. Benenson                 November 26, 2002
-----------------------  Director

/s/Emmett Murphy         Emmett Murphy                      November 26, 2002
-----------------------  Director


                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ Jerome B. Richter
                                                 -------------------------------

                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/  Ian T. Bothwell
                                        ----------------------------------------