Form 10-Q
period 2002-10-31
PENN OCTANE CORP
filed 2002-12-16
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October  31,  2002

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 6, 2002 was 14,870,977.

                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS



         ITEM                                                                        PAGE NO.
         ----                                                                        --------
Part I     1.  Financial Statements

               Independent Certified Public Accountants' Review Report                    3

               Consolidated Balance Sheets as of October 31, 2002 (unaudited)           4-5
               and July 31, 2002

               Unaudited Consolidated Statements of Operations for the three months
               ended October 31, 2002 and 2001                                            6

               Unaudited Consolidated Statements of Cash Flows for the three months
               ended October 31, 2002 and 2001                                            7

               Notes to Unaudited Consolidated Financial Statements                    8-17

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              18-26

           3.  Quantitative and Qualitative Disclosures About Market Risk                27

           4.  Controls and Procedures                                                   27

Part II    1.  Legal Proceedings                                                         28

           2.  Changes in Securities and Use of Proceeds                                 28

           3.  Defaults Upon Senior Securities                                           28

           4.  Submission of Matters to a Vote of Security Holders                       28

           5.  Other Information                                                         28

           6.  Exhibits and Reports on Form 8-K                                       28-29

           7.  Signatures                                                                30

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of October 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 4, 2002, we expressed an unqualified
opinion  on  those  consolidated  financial  statements.   Our  report  letter
contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
December 6, 2002

PART I
ITEM  1.


                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS


                                                                             October 31,
                                                                                2002        July 31,
                                                                             (Unaudited)      2002
                                                                            -------------  -----------
Current Assets
    Cash (including restricted cash of $2,408,281 and $29,701 at October
    31, 2002 and July 31, 2002)                                             $   2,426,177  $   160,655
    Trade accounts receivable (less allowance for doubtful accounts of
    $5,783 at October 31, 2002 and July 31, 2002)                               6,084,328    7,653,986
    Notes receivable - related parties                                            200,000      414,356
    Inventories                                                                 1,293,621      938,672
    Assets held for sale                                                          720,000            -
    Mortgage receivable                                                         1,933,341    1,935,723
    Prepaid expenses and other current assets                                     222,413      254,654
                                                                            -------------  -----------
        Total current assets                                                   12,879,880   11,358,046
Property, plant and equipment - net                                            18,241,090   18,350,785
Lease rights (net of accumulated amortization of $673,189 and $661,740 at
October 31, 2002 and July 31, 2002)                                               480,850      492,299
Other non-current assets                                                          111,483      154,209
                                                                            -------------  -----------
            Total assets                                                    $  31,713,303  $30,355,339
                                                                            =============  ===========



   The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                October 31,
                                                                                   2002           July 31,
                                                                                (Unaudited)         2002
                                                                              ---------------  ---------------
Current Liabilities
    Current maturities of long-term debt                                      $    2,969,228   $    3,055,708
    Short-term debt                                                                2,539,000        3,085,000
    Revolving line of credit                                                       3,819,599          150,000
    LPG trade accounts payable                                                     6,662,438        8,744,432
    Other accounts payable                                                         1,905,943        3,584,848
    Accrued liabilities                                                              969,414          860,551
                                                                              ---------------  ---------------
        Total current liabilities                                                 18,865,622       19,480,539
Long-term debt, less current maturities                                              940,208          612,498
Commitments and contingencies                                                              -                -
Stockholders' Equity
    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at October 31, 2002 and July 31, 2002                 -                -
    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at October
    31, 2002 and July 31, 2002                                                             -                -
    Common stock - $.01 par value, 25,000,000 shares authorized;
    14,870,977 shares issued and outstanding at October 31, 2002 and July
    31, 2002                                                                         148,709          148,709
    Additional paid-in capital                                                    26,919,674       26,919,674
    Notes receivable from officers of the Company, a related party and another party for exercise of warrants, less reserve of $669,518 and
    $754,175 at October 31, 2002 and July 31, 2002                              (  3,376,077)    (  3,814,481)
    Accumulated deficit                                                        (  11,784,833)   (  12,991,600)
                                                                              ---------------  ---------------
    Total stockholders' equity                                                    11,907,473       10,262,302
                                                                              ---------------  ---------------
            Total liabilities and stockholders' equity                        $   31,713,303   $   30,355,339
                                                                              ===============  ===============



   The accompanying notes and accountants' report are an integral part of these statements.

                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                                               Three Months Ended
                                                       ---------------------------------
                                                         October 31,       October 31,
                                                             2002             2001
                                                       ----------------  ---------------
Revenues                                               $    37,440,658   $   31,871,890
Cost of goods sold                                          34,926,239       31,245,790
                                                       ----------------  ---------------
    Gross profit                                             2,514,419          626,100
Selling, general and administrative expenses
    Legal and professional fees                                320,114          623,952
    Salaries and payroll related expenses                      458,737          362,345
    Other                                                      326,005          252,142
                                                       ----------------  ---------------
                                                             1,104,856        1,238,439
                                                       ----------------  ---------------
        Operating income (loss)                              1,409,563       (  612,339)
Other income (expense)
    Interest expense                                    (      371,665)      (  952,599)
    Interest income                                             68,869           12,747
                                                       ----------------  ---------------
         Income (loss) before taxes                          1,106,767     (  1,552,191)
Income tax benefit                                             100,000           53,306
                                                       ----------------  ---------------
              Net income (loss)                        $     1,206,767   $(   1,498,885)
                                                       ================  ===============

Net income (loss) per common share                     $           .08   $     (   0.10)
                                                       ================  ===============
Net income (loss) per common share assuming dilution   $           .08   $      (  0.10)
                                                       ================  ===============
Weighted average common shares outstanding                  14,870,977       14,611,694
                                                       ================  ===============



   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (UNAUDITED)

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                              October 31     October 31,
                                                                                 2002           2001
                                                                            --------------  -------------
Cash flows from operating activities:
Net income (loss)                                                           $   1,206,767   $ (1,498,885)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                 244,001        182,246
    Amortization of lease rights                                                   11,449         11,449
    Non-employee stock based costs and other                                       56,217         56,217
    Amortization of loan discount                                                       -        503,362
    Interest income - officer note                                                (67,241)             -
    Other                                                                               -        148,708
Changes in current assets and liabilities:
    Trade accounts receivable                                                   1,569,658      2,136,643
    Inventories                                                                  (354,949)        58,867
    Prepaid and other current assets                                              (23,977)       (53,230)
    LPG trade accounts payable                                                 (2,081,994)    (1,117,952)
    Obligation to deliver LPG                                                           -      4,991,029
    Other assets                                                                   42,726         43,312
    Other accounts payable and accrued liabilities                             (1,570,040)       279,946
                                                                            --------------  -------------
      Net cash (used in) provided by operating activities                        (967,383)     5,741,712
Cash flows from investing activities:
    Capital expenditures                                                         (134,306)      (357,867)
                                                                            --------------  -------------
    Net cash used in investing activities                                        (134,306)      (357,867)
Cash flows from financing activities:
    Revolving credit facilities                                                 3,669,599              -
    Costs of registration                                                               -           (248)
    Reduction in debt                                                            (302,388)      (190,050)
                                                                            --------------  -------------
      Net cash provided by (used in) financing activities                       3,367,211       (190,298)
                                                                            --------------  -------------
         Net increase in cash                                                   2,265,522      5,193,547
Cash at beginning of period                                                       160,655      1,322,560
                                                                            --------------  -------------
Cash at end of period                                                       $   2,426,177   $  6,516,107
                                                                            ==============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                                $     371,635   $    462,602
                                                                            ==============  =============
Supplemental disclosures of noncash transactions:
    Preferred stock, common stock and warrants issued                       $           -   $    768,832
                                                                            ==============  =============
    Mortgage receivable                                                     $       2,382   $          -
                                                                            ==============  =============



   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (Brownsville
     Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company by PMI is generally destined for consumption in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 73% of the Company's total revenues for the three months ended October 31, 2002.

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

     The unaudited consolidated balance sheet as of October 31, 2002, the unaudited consolidated statements of operations for the three months ended October 31, 2002 and 2001 and the unaudited consolidated statements of cash flows for the three months ended October 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 2002, the unaudited consolidated results of operations for the three months ended October 31, 2002 and 2001 and the unaudited consolidated statements of cash flows for the three months ended October 31, 2002 and 2001.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                       For the three months ended October 31, 2002
                                        -----------------------------------------
                                        Income (Loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $    1,206,767
BASIC EPS
Net income (loss) available to common
    stockholders                             1,206,767     14,870,977  $     0.08
                                                                       ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -              -
                                        --------------  -------------
DILUTED EPS
Net income (loss) available to common
    stockholders                        $    1,206,767     14,870,977  $     0.08
                                        ==============  =============  ==========

                                        For the three months ended October 31, 2001
                                        -------------------------------------------
                                         Income (Loss)      Shares       Per-Share
                                          (Numerator)    (Denominator)    Amount
                                        ---------------  -------------  -----------
Net income (loss)                       $(   1,498,885)
BASIC EPS
Net income (loss) available to common
    stockholders                         (   1,498,885)     14,611,694  $(    0.10)
                                                                        ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -               -

DILUTED EPS
Net income (loss) available to common
    stockholders                                   N/A             N/A         N/A

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  NOTES  FROM  RELATED  PARTIES

     During October 2002, the Company agreed to accept certain compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling $652,759) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the three months ended October 31, 2002 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                       October 31,     July 31,
                                                          2002          2002
                                                      -------------  ------------
LPG:
  Brownsville Terminal Facility:
    Building                                          $    173,500   $   173,500
    Terminal facilities                                  3,631,207     3,631,207
    Tank Farm                                              370,855       370,855
    Midline pump station                                 2,449,628     2,449,628
    Leasehold improvements                                 302,657       302,657
    Capital construction in progress                        96,212        96,212
    Equipment                                              502,664       502,557
                                                      -------------  ------------
                                                         7,526,723     7,526,616
                                                      -------------  ------------
  US - Mexico Pipelines and Matamoros Terminal
  Facility:

  U.S. Pipelines and Rights of Way                       6,472,447     6,441,536
  Mexico Pipelines and Rights of Way                     1,049,235     1,049,235
  Matamoros Terminal Facility                            5,107,513     5,074,087
  Saltillo Terminal                                      1,027,267     1,027,267
  Land                                                     856,358       856,358
                                                      -------------  ------------
        Total LPG                                       14,512,820    14,448,483
                                                      -------------  ------------
Other:                                                  22,039,543    21,975,099
                                                      -------------  ------------
    Automobile                                              10,800        10,800
    Office equipment                                        77,823        72,728
    Software                                                64,766             -
                                                      -------------  ------------
                                                           153,389        83,528
                                                      -------------  ------------
                                                        22,192,932    22,058,627
    Less:  accumulated depreciation and amortization    (3,951,842)   (3,707,842)
                                                      -------------  ------------
                                                      $ 18,241,090   $18,350,785
                                                      =============  ============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT  -  CONTINUED

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

     Property, plant and equipment, net of accumulated depreciation, includes $6,716,235 and $6,759,102 of costs, located in Mexico at October 31, 2002 and July 31, 2002, respectively.

NOTE  E  -  INVENTORIES

     Inventories  consist  of  the  following:

                                           October 31, 2002        July 31, 2002
                                         ---------------------  ----------------------
                                          Gallons      Cost       Gallons      Cost
                                         ---------  ----------  ----------  ----------
     LPG:
       Leased Pipeline,
         Brownsville Terminal Facility,
         Matamoros Terminal Facility
         and railcars leased by the
         Company                         1,923,687  $  952,615   1,982,646  $  772,334
       Markham Storage and other           688,619     341,006     427,003     166,338
                                         ---------  ----------  ----------  ----------
                                         2,612,306  $1,293,621   2,409,649  $  938,672
                                         =========  ==========  ==========  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - DEBT OBLIGATIONS


Debt consists of the following:
                                                                                         October 31,    July 31,
                                                                                             2002         2002
                                                                                         ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                     $    712,379  $  837,918
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                          480,216     554,159
Promissory note issued in connection with the purchase of property.                         1,933,341   1,935,723
New Accepting Noteholders' notes and Additional Note                                        3,085,000   3,085,000
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2001.                                                                                         137,500     137,500
Other debt                                                                                    100,000     202,906
                                                                                         ------------  ----------
                                                                                            6,448,436   6,753,206
Current maturities                                                                          2,969,228   3,055,708
Short term debt                                                                             2,539,000   3,085,000
                                                                                         ------------  ----------
                                                                                         $    940,208  $  612,498
                                                                                         ============  ==========

     During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (New Accepting Noteholders) reached an agreement whereby the due date for approximately $2,985,000 of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002 (see note L for a discussion of a further extension of a portion of the notes to December 15, 2003). The New Accepting Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on specified dates through December 15, 2002.

     During June 2002 the Company issued a note for $100,000 (Additional Note) to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes (see note L).

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

     CPSC International, Inc. (CPSC) agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note ($712,379) is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note. Thereafter, CPSC will be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (Remaining Obligations). CPSC's obligations to the Company relating to the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of $1,908,000 plus accrued and unpaid interest is due during April 2003 and is included in current maturities of long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable.

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

     In connection with the Board Plan, during November 2002 the Board granted warrants to purchase 10,000 shares of common stock of the Company at exercise prices of $2.27 per share to an outside director. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.


     NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

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

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of October 31, 2002, the Company has a $13,000,000 credit facility with RZB Finance L.L.C. (RZB) through December 31, 2002 (will be reduced to $10,000,000 after December 31, 2002 unless RZB authorizes an extension) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso NGL Marketing Company, L.P. (El Paso) (which expired September 30, 2002), Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments. At October 31, 2002, the Company's borrowings and commitments exceeded the amount of the Assets which included $2,408,281 in cash, by approximately $1,700,000 (Asset Deficit). Subsequent to October 31, 2002, RZB has continued to fund and issue letters of credit to the Company despite the Asset Deficit.

     CONSULTING AGREEMENT

     Effective November 2002, the Company entered into a consulting contract for $30,000 a month for a minimum period of six months.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE  I  -  REALIZATION  OF  ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes, which total approximately $3,085,000 at December 6, 2002, are due on December 15, 2002 (see note L). In addition, the Company has entered into supply agreements for quantities of LPG totaling approximately 24,000,000 gallons per month although the Contract provides for lesser quantities (see note J). As discussed in note A, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing and repay, renew or extend the New Accepting Noteholders' notes, raise additional equity capital, resolve uncertainties related to the Saltillo Terminal and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J-  CONTRACTS

     LPG  SALES  TO  PMI

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

     LPG  SUPPLY  AGREEMENTS

     The Company has entered into minimum long-term supply agreements for quantities of LPG totaling approximately 24,000,000 gallons per month although the Contract provides for lesser quantities.

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


NOTE  K-  INCOME  TAX

     During the three months ended October 31, 2002, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6,700,000 at July 31, 2002), the Company did not incur any additional income tax expense during the three months ended October 31, 2002. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at October 31, 2002).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  L-  SUBSEQUENT  EVENTS

     EXTENSION OF NEW ACCEPTING NOTEHOLDERS' NOTES AND ADDITIONAL NOTE

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for approximately $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest will be paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003. The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 31, 2006.

     The Company is required to pay the portion of the New Accepting Noteholders' notes which were not extended of approximately $355,000 plus accrued interest by December 16, 2002.

     ISSUANCE OF PROMISSORY NOTE

     During December 2002, the Company issued a note for $250,000 to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

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

FORWARD-LOOKING  STATEMENTS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 as well as those discussed elsewhere in this Report. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During the three months ended October 31, 2002, the Company derived 73% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended October 31, 2002 and 2001;

                                                 2002        2001
                                                ------      ------

Volume  Sold

     LPG (millions of gallons) - PMI             49.6         45.0
     LPG (million of gallons) - Other            22.6         24.1
                                                -----        -----
                                                 72.2         69.1

Average  sales  price

     LPG  (per  gallon)  -  PMI               $  0.55      $  0.49
     LPG  (per  gallon)  -  Other                0.45         0.41

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2001

     Revenues. Revenues for the three months ended October 31, 2002, were $37.4 million compared with $31.9 million for the three months ended October 31, 2001, an increase of $5.6 million or 17.5%. Of this increase, $2.7 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended October 31, 2002, $2.5 million attributable to increased volumes of LPG sold to PMI during the three months ended October 31, 2002 and $1.0 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended October 31, 2002, partially offset by $689,262 attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended October 31, 2002.

     Cost of goods sold. Cost of goods sold for the three months ended October 31, 2002, was $34.9 million compared with $31.2 million for the three months ended October 31, 2001, an increase of $3.7 million or 11.8%. Of this increase, $2.1 million was attributable to increases in the cost of LPG sold to PMI during the three months ended October 31, 2002, $2.2 million attributable to increased volume of LPG sold to PMI during the three months ended October 31, 2002 and $126,121 was attributable to increased costs of LPG sold to customers other than PMI during the three months ended October 31, 2002, partially offset by $696,769 attributable to decreased volume of LPG sold to customers other than PMI during the three months ended October 31, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.1 million for the three months ended October 31, 2002, compared with $1.2 million for the three months ended October 31, 2001, a decrease of $133,583 or 10.8%. The decrease during the three months ended October 31, 2002, was principally due to legal and consulting fees partially offset by increased compensation related costs.

     Other income (expense). Other income (expense) was $(302,796) for the three months ended October 31, 2002, compared with $(939,852) for the three months ended October 31, 2001, a decrease of $637,056. The decrease in other expense was due primarily to decreased interest costs and amortization of discounts on outstanding debt during the three months ended October 31, 2002.

     Income tax. During the three months ended October 31, 2002, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at October 31, 2002).

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes total approximately $3.1 million at December 6, 2002 (see Private Placements and Other Transactions below). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for three months ended October 31, 2002, and 2001. All information is in thousands.

                                                          2002            2001
                                                     --------------  ---------------
Net cash provided by (used in) operating activities  $ (       967)  $        5,742
Net cash used in investing activities . . . . . . .   (        134)   (         358)
Net cash provided by (used in) financing activities          3,367    (         190)
                                                     --------------  ---------------
Net increase (decrease) in cash . . . . . . . . . .  $       2,266   $        5,194
                                                     ==============  ===============

     Sales to PMI. Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG, subject to monthly adjustments based on seasonality (the "Contract"). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party on or after May 31, 2003 upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     PMI uses the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used temporarily.

     Revenues from PMI totaled approximately $27.3 million for the three months ended October 31, 2002, representing approximately 73% of total revenue for the period.

     LPG Supply Agreements. The Company has entered into minimum long-term supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month although the Contract provides for lesser quantities.

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

     The Company at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million and 360 millions gallons per year.

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

     Mortgage Receivable. CPSC International, Inc. ("CPSC") agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note ($712,379) is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note. Thereafter, CPSC will be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (the "Remaining Obligations"). CPSC's obligations to the Company relating to the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of $1,908,000 plus accrued and unpaid interest is due during April 2003 and is included in current maturities of long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable.

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

     Once completed, the Company expects the newly constructed terminal facility to be capable of off-loading LPG from railcars to trucks. The newly constructed terminal facility will have three truck loading racks and storage to accommodate approximately 390,000 gallons of LPG.

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

     In connection with the above, in August 2001, Tergas received a one-year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed until February 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as to PMI. Tergas also received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Credit Arrangements. As of October 31, 2002, the Company has a $13.0 million credit facility with RZB Finance L.L.C. ("RZB") through December 31, 2002 (will be reduced to $10.0 million after December 31, 2002 unless RZB authorizes an extension) for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso (which expired September 30, 2002), Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments. At October 31, 2002, the Company's borrowings and commitments exceeded the amount of the Assets which included $2.4 million in cash, by approximately $1.7 million (the "Asset Deficit"). Subsequent to July 31, 2002, RZB has continued to fund and issue letters of credit to the Company despite the Asset Deficit.

     Consulting Agreement. Effective November 2002, the Company entered into a consulting contract for $30,000 a month for a minimum period of six months.

     Private Placements and Other Transactions. During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (the "New Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002 (see below). The New Accepting Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable on the outstanding balances on specified dates through December 15, 2002.

     During June 2002 the Company issued a note for $100,000 (the "Additional Note") to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes (see below).

     During October 2002, the Company agreed to accept certain the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling ($652,759) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the three months ended October 31, 2002 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for approximately $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest will be paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003. The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 31, 2006.

     The Company is required to pay the portion of the New Accepting Noteholders' notes which were not extended of approximately $355,000 plus accrued interest by December 16, 2002.

     During December 2002, the Company issued a note for $250,000 to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

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

     Realization of Assets. The Company has had an accumulated deficit since inception, has used cash in operations and continues to have a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the New Accepting Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. The New Accepting Noteholders' notes, which total approximately $3.1 million at December 6, 2002, are due on December 15, 2002 (see note L to the unaudited consolidated financial statements). The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital or to reduce outstanding balances under its credit facility. In addition, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month although the Contract provides for lesser quantities (see note J to the unaudited consolidated financial statements). As discussed in note A to the consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing and repay, renew or extend the New Accepting Noteholders' notes, to raise additional equity capital, resolve uncertainties related to the Saltillo Terminal and the success of the Company's future operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of October 31, 2002. Where applicable LPG prices are based on the October 2002 monthly average as published by Oil Price Information Services.

                                                   PAYMENTS DUE BY PERIOD
                                                    (AMOUNTS IN MILLIONS)
                                        ----------------------------------------------
                                                 Less than   1 - 3    4 - 5    After
    Contractual Obligations              Total     1 Year    Years    Years   5 Years
--------------------------------------  -------  ----------  ------  -------  --------

Debt                                    $   6.4  $      5.5  $  0.9  $     -  $      -
Operating Leases                           13.9         1.5     2.8      2.7       6.9
LPG Purchase Obligations                  539.4        95.2   150.2    150.2     143.8
                                        -------  ----------  ------  -------  --------
    Total Contractual Cash Obligations  $ 559.7  $    102.2  $153.9  $ 152.9  $  150.7
                                        =======  ==========  ======  =======  ========

                                                  AMOUNT OF COMMITMENT EXPIRATION
                                                            PER PERIOD
                                                       (AMOUNTS IN MILLIONS)
                                  ----------------------------------------------------
Commercial                        Total Amounts   Less than   1 - 3   4 - 5     Over
Commitments                         Committed       1 Year    Years   Years   5 Years
--------------------------------  --------------  ----------  ------  ------  --------

Lines of Credit                   $          3.8  $      3.8  $    -  $    -  $      -
Standby Letters of Credit                    5.3         5.3       -       -         -
Guarantees                                   N/A         N/A     N/A     N/A       N/A
Standby Repurchase Obligations               N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments                 N/A         N/A     N/A     N/A       N/A
                                  --------------  ----------  ------  ------  --------
    Total Commercial Commitments  $          9.1  $      9.1  $    -  $    -  $      -
                                  ==============  ==========  ======  ======  ========


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

ITEM  4.  CONTROLS  AND  PROCEDURES.

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

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See note H to the accompanying unaudited consolidated financial statements and note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          See note G to the accompanying unaudited consolidated financial statements and notes I and J to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002, for information concerning certain sales of Securities.

          In connection with the issuances of securities discussed in note G to the accompanying unaudited consolidated financial statements, the transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits

     THE FOLLOWING EXHIBITS ARE INCORPORATED HEREIN BY REFERENCE:

     Exhibit  No.
     ------------

    10.01 LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller") and P.M.I. Trading Limited ("Buyer"). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, SEC File No. 000-24394).

    10.02 Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, SEC File No. 000-24394).

    10.03 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due June 15, 2002, and related agreements and instruments dated June 5, 2002, between the Company and the holders of the Notes. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, SEC File No. 000-24394).

     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     15   Accountant's Acknowledgment

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


     PENN  OCTANE  CORPORATION



December 16, 2002           By:  /s/Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief  Financial  Officer

                                  CERTIFICATION

     I, Jerome B. Richter, Chief Executive Officer, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Penn Octane
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  /s/  Jerome  B.  Richter
                                                  ------------------------------
                                                  Chief Executive Officer

                                  CERTIFICATION

     I, Ian T. Bothwell, Chief Financial Officer, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Penn Octane
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                   /s/  Ian  T.  Bothwell
                                                   -----------------------------
                                                   Chief Financial Officer