Form 10-Q
period 2003-01-31
PENN OCTANE CORP
filed 2003-03-21
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                to
                                   --------------    ----------------

                        Commission file number: 000-24394

                            PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                 52-1790357
     (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)                Identification No.)

77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA         92211
      (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:   (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----

     The number of shares of Common Stock, par value $.01 per share, outstanding on March 14, 2003 was 15,274,749.

                            PENN OCTANE CORPORATION
                                TABLE OF CONTENTS


         ITEM                                                         PAGE NO.
         ----                                                         --------
Part I     1.  Financial Statements

               Independent Certified Public Accountants' Review
               Report                                                     3

               Consolidated Balance Sheets as of January 31, 2003
               (unaudited) and July 31, 2002                            4-5

               Unaudited Consolidated Statements of Operations for
               the three months
               and six months ended January 31, 2003 and 2002             6

               Unaudited Consolidated Statements of Cash Flows for
               the six months ended January 31, 2003 and 2002             7

               Notes to Unaudited Consolidated Financial Statements    8-18

           2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    19-29

           3.  Quantitative and Qualitative Disclosures About
               Market Risk                                               29

           4.  Controls and Procedures                                   29

Part II    1.  Legal Proceedings                                         30

           2.  Changes in Securities and Use of Proceeds                 30

           3.  Defaults Upon Senior Securities                           30

           4.  Submission of Matters to a Vote of Security Holders       30

           5.  Other Information                                         30

           6.  Exhibits and Reports on Form 8-K                       30-31

           Signatures                                                    32

           Certifications                                             33-34

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of January 31, 2003, and the related consolidated statements of operations for the three months and six months ended January 31, 2003 and 2002 and the consolidated statements of cash flows for the six months ended January 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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


                                   /s/  BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 7, 2003

PART  I
ITEM  1.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                January  31,
                                                                                    2003        July 31,
                                                                                (Unaudited)       2002
                                                                                -----------       ----
Current Assets

    Cash (including restricted cash of $2,853,781 and $29,701 at January 31,
    2003 and July 31, 2002)                                                    $    2,883,635  $   160,655

    Trade accounts receivable (less allowance for doubtful accounts of
    $5,783 at January 31, 2003 and July 31, 2002)                                   8,064,518    7,653,986
    Notes receivable - related parties                                                      -      414,356

    Inventories                                                                     2,533,291      938,672

    Assets held for sale                                                              720,000            -

    Mortgage receivable                                                             1,826,938    1,935,723

    Prepaid expenses and other current assets                                         312,101      254,654
                                                                               --------------  -----------
      Total current assets                                                         16,340,483   11,358,046

Property, plant and equipment - net                                                18,198,577   18,350,785

Lease rights (net of accumulated amortization of $684,638 and $661,740 at
January 31, 2003 and July 31, 2002)                                                   469,401      492,299

Other non-current assets                                                               82,215      154,209
                                                                               --------------  -----------

        Total assets                                                           $   35,090,676  $30,355,339
                                                                               ==============  ===========


   The accompanying notes and accountants' report are an integral part of these statements.

                                  PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                January 31,
                                                                                   2003           July 31,
                                                                                (Unaudited)         2002
                                                                                -----------         ----
Current Liabilities

    Current maturities of long-term debt                                      $    3,246,485   $    3,055,708

    Short-term debt                                                                2,702,918        3,085,000

    Revolving line of credit                                                               -          150,000

    LPG trade accounts payable                                                    12,356,350        8,744,432

    Other accounts payable                                                         2,031,745        3,584,848

    Accrued liabilities                                                              842,573          860,551
                                                                              --------------  ----------------
      Total current liabilities                                                   21,180,071       19,480,539

Long-term debt, less current maturities                                              136,602          612,498

Commitments and contingencies                                                              -                -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at January 31, 2003 and July 31, 2002                 -                -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at January
    31, 2003 and July 31, 2002                                                             -                -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    14,863,357 and 14,870,977 shares issued and outstanding at January 31,
    2003 and July 31, 2002                                                           148,633          148,709

    Additional paid-in capital                                                    27,205,935       26,919,674

    Notes receivable from officers of the Company, a related party and another party for exercise of warrants, less reserve of $686,431 and
    $754,175 at January 31, 2003 and July 31, 2002                                (3,345,597)      (3,814,481)

    Accumulated deficit                                                          (10,234,968)     (12,991,600)
                                                                              --------------  ----------------

    Total stockholders' equity                                                    13,774,003       10,262,302
                                                                              --------------  ----------------

        Total liabilities and stockholders' equity                            $   35,090,676   $   30,355,339
                                                                              ===============  ===============

   The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)

                                                      Three Months Ended                Six Months Ended
                                               -------------------------------  --------------------------------
                                                 January 31,      January 31,     January 31,      January 31,
                                                     2003            2002             2003             2002
                                               ----------------  -------------  ----------------  --------------
Revenues                                       $    43,621,932   $ 32,897,657   $    81,062,590   $  64,769,547

Cost of goods sold                                  40,237,561     30,635,630        75,163,800      61,881,420
                                               ----------------  -------------  ----------------  --------------

    Gross profit                                     3,384,371      2,262,027         5,898,790       2,888,127

Selling, general and administrative expenses

    Legal and professional fees                        731,677        320,834         1,051,791         944,786

    Salaries and payroll related expenses              511,096        306,586           969,833         668,931

    Other                                              182,937        261,150           508,942         513,292
                                               ----------------  -------------  ----------------  --------------

                                                     1,425,710        888,570         2,530,566       2,127,009
                                               ----------------  -------------  ----------------  --------------

        Operating income                             1,958,661      1,373,457         3,368,224         761,118

Other income (expense)

    Interest expense                                  (422,370)      (691,391)         (794,035)     (1,643,990)

    Interest income                                     13,574         16,481            82,443          29,228
                                               ----------------  -------------  ----------------  --------------

         Income (loss) before taxes                  1,549,865        698,547         2,656,632        (853,644)

Income tax benefit                                           -              -           100,000          53,306
                                               ----------------  -------------  ----------------  --------------

              Net income (loss)                $     1,549,865   $    698,547   $     2,756,632   $    (800,338)
                                               ================  =============  ================  ==============

Net income (loss) per common share             $          0.10   $       0.05   $          0.19   $       (0.05)
                                               ================  =============  ================  ==============

Net income (loss) per common share assuming
dilution                                       $          0.10   $       0.05   $          0.18   $       (0.05)
                                               ================  =============  ================  ==============

Weighted average common shares outstanding          14,866,836     14,832,871        14,868,906      14,722,282
                                               ================  =============  ================  ==============


   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)

                                                                                  Six Months Ended
                                                                            ------------------------------
                                                                              January 31,     January 31,
                                                                                 2003            2002
                                                                            ---------------  -------------
Cash flows from operating activities:
Net income (loss)                                                           $    2,756,632   $   (800,338)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                  506,969        371,600
   Amortization of lease rights                                                     22,898         22,898
    Non-employee stock based costs and other                                       104,101        262,434
    Amortization of loan discount                                                   39,583        803,099
   Interest income - officer note                                                  (67,241)             -
    Other                                                                          (83,406)        (7,786)
Changes in current assets and liabilities:
    Trade accounts receivable                                                     (410,531)     2,069,906
    Inventories                                                                 (1,594,619)     5,997,447
    Prepaid and other current assets                                              (161,549)      (450,500)
    LPG trade accounts payable                                                   3,611,918     (3,616,142)
    Obligation to deliver LPG                                                            -        187,684
    Other assets                                                                    71,995         96,517
    Other accounts payable and accrued liabilities                              (1,371,082)       872,332
                                                                            ---------------  -------------
      Net cash (used in) provided by operating activities                        3,425,668      5,809,151
Cash flows from investing activities:
    Proceeds from the sale of equipment                                             96,000              -
    Capital expenditures                                                          (367,354)      (509,836)
                                                                            ---------------  -------------
      Net cash used in investing activities                                       (271,354)      (509,836)
Cash flows from financing activities:
    Revolving credit facilities                                                   (150,000)             -
   Issuance of common stock                                                              -        137,813
    Costs of registration                                                                -           (494)
   Issuance of debt                                                                584,711              -
    Reduction in debt                                                             (866,045)    (3,067,336)
                                                                            ---------------  -------------
      Net cash provided by (used in) financing activities                         (431,334)    (2,930,017)
                                                                            ---------------  -------------
               Net increase in cash                                              2,722,980      2,369,298
Cash at beginning of period                                                        160,655      1,322,560
                                                                            ---------------  -------------
Cash at end of period                                                       $    2,883,635   $  3,691,858
                                                                            ===============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                                $      753,924   $    913,785
                                                                            ===============  =============
Supplemental disclosures of noncash transactions:
    Preferred stock, common stock and warrants issued                       $            -   $    974,915
                                                                            ===============  =============
    Mortgage receivable                                                     $      108,785   $          -
                                                                            ===============  =============
    Equipment exchanged for notes receivable                                $      720,000   $          -
                                                                            ===============  =============
    Unrealized loss on a derivative                                         $            -   $   (192,694)
                                                                            ===============  =============


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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 81% of the Company's total revenues for the six months ended January 31, 2003.

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

     The unaudited consolidated balance sheet as of January 31, 2003, the unaudited consolidated statements of operations for the three months and six months ended January 31, 2003 and 2002 and the unaudited consolidated statements of cash flows for the six months ended January 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 2003, the unaudited consolidated results of operations for the three months and six months ended January 31, 2003 and 2002 and the unaudited consolidated statements of cash flows for the six months ended January 31, 2003 and 2002.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                      For the three months ended January 31, 2003
                                      -------------------------------------------
                                        Income (Loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $    1,549,865

BASIC EPS
Net income (loss) available to common
  stockholders                               1,549,865     14,866,836  $     0.10
                                                                       ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        169,926
                                        --------------  -------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $    1,549,865     15,036,762  $     0.10
                                        ==============  =============  ==========

                                      For the three months ended January 31, 2002
                                      -------------------------------------------
                                        Income (Loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $      698,547
BASIC EPS
Net income (loss) available to common
  stockholders                                 698,547     14,832,871  $     0.05
                                                                       ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        544,458
                                        --------------  -------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $      698,547     15,377,329  $     0.05
                                        ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                        For the six months ended January 31, 2003
                                        -----------------------------------------
                                        Income (Loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $    2,756,632
BASIC EPS
Net income (loss) available to common
  stockholders                               2,756,632     14,868,906  $     0.19
                                                                       ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                             -         85,065
                                        --------------  -------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $    2,756,632     14,953,971  $     0.18
                                        ==============  =============  ==========

                                        For the six months ended January 31, 2002
                                        ------------------------------------------
                                        Income (Loss)      Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------
Net income (loss)                       $    (800,338)
BASIC EPS
Net income (loss) available to common
  stockholders                               (800,338)     14,722,282  $    (0.05)
                                                                       ===========
EFFECT OF DILUTIVE SECURITIES
Warrants                                            -               -
DILUTED EPS
Net income (loss) available to common
  stockholders                                     N/A             N/A        N/A


NOTE C - NOTES FROM RELATED PARTIES

     During October 2002, the Company agreed to accept certain compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling $652,759 plus accrued interest) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the six months ended January 31, 2003 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     During January 2003, a note due from the President in the amount of $200,000 plus accrued interest as of January 31, 2003 was paid through an offset against previously accrued bonus and profit sharing amounts due to the President at January 31, 2003.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         January 31,     July 31,
                                                            2003           2002
                                                        -------------  ------------
LPG:
    Brownsville Terminal Facility:
      Building                                          $    173,500   $   173,500
      Terminal facilities                                  3,631,207     3,631,207
      Tank Farm                                              370,855       370,855
      Midline pump station                                 2,443,989     2,449,628
      Leasehold improvements                                 302,657       302,657
      Capital construction in progress                        96,212        96,212
      Equipment                                              434,235       502,557
                                                        -------------  ------------
                                                           7,452,655     7,526,616
                                                        -------------  ------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility:

    U.S. Pipelines and Rights of Way                       6,690,011     6,441,536
    Mexico Pipelines and Rights of Way                     1,049,235     1,049,235
    Matamoros Terminal Facility                            5,107,513     5,074,087
    Saltillo Terminal                                      1,027,267     1,027,267
    Land                                                     856,358       856,358
                                                        -------------  ------------
                                                          14,730,384    14,448,483
                                                        -------------  ------------
        Total LPG                                         22,183,039    21,975,099
                                                        -------------  ------------
Other:
      Automobile                                              10,800        10,800
      Office equipment                                        77,823        72,728
      Software                                                64,766             -
                                                        -------------  ------------
                                                             153,389        83,528
                                                        -------------  ------------
                                                          22,336,428    22,058,627
      Less:  accumulated depreciation and amortization    (4,137,851)   (3,707,842)
                                                        -------------  ------------
                                                        $ 18,198,577   $18,350,785
                                                        =============  ============

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

     Property, plant and equipment, net of accumulated depreciation, includes $6,634,666 and $6,759,102 of costs, located in Mexico at January 31, 2003 and July 31, 2002, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  E  -  INVENTORIES

     Inventories consist of the following:

                                      January 31, 2003        July 31, 2002
                                    ---------------------  --------------------
                                     Gallons      Cost      Gallons     Cost
                                    ---------  ----------  ---------  ---------
LPG:
  Leased Pipeline,
    Brownsville Terminal Facility,
    Matamoros Terminal Facility
    and railcars leased by the
    Company                         1,515,522  $  938,778  1,982,646  $772,334
  Markham Storage and other         2,575,733   1,594,513    427,003   166,338
                                    ---------  ----------  ---------  ---------
                                    4,091,255  $2,533,291  2,409,649  $938,672
                                    =========  ==========  =========  =========


NOTE  F  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                                                         January 31,    July 31,
                                                                                             2003         2002
                                                                                         ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                     $    579,341  $  837,918

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                          404,597     554,159

Promissory note issued in connection with the purchase of property                          1,826,938   1,935,723

New Accepting Noteholders' notes and Additional Note                                        2,702,918   3,085,000

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2002                                                                                          137,500     137,500

Other debt                                                                                    434,711     202,906
                                                                                         ------------  ----------
                                                                                            6,086,005   6,753,206
Current maturities                                                                          3,246,485   3,055,708

Short term debt                                                                             2,702,918   3,085,000
                                                                                         ------------  ----------
                                                                                         $    136,602  $  612,498
                                                                                         ============  ==========

     During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (New Accepting Noteholders) reached an agreement whereby the due date for approximately $2,985,000 of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002 (see below). The New Accepting Noteholders' notes accrued interest at 16.5% per annum. Interest was payable on the outstanding balances on specified dates through December 15, 2002.

     During June 2002 the Company issued a note for $100,000 (Additional Note) to a holder of the Restructured Notes and the New Notes. The $100,000 note provided for similar terms and conditions as the New Accepting Noteholders' notes (see below).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - DEBT OBLIGATIONS - CONTINUED

     EXTENSION OF NEW ACCEPTING NOTEHOLDERS' NOTES AND ADDITIONAL NOTE

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003. The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $39,583 has been amortized for the period ended January 31, 2003.

     The Company paid the portion of the New Accepting Noteholders' notes which were not extended, $355,000 plus accrued interest, on December 15, 2002.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of the outstanding debt and accrued interest owed to the holder related to the Restructured Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480.

     ISSUANCE  OF  PROMISSORY  NOTE

     During December 2002, the Company issued a note for $250,000 to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

     OTHER

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - DEBT OBLIGATIONS - CONTINUED

     OTHER - CONTINUED

     CPSC International, Inc. (CPSC) agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note ($579,341) is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note. Thereafter, CPSC will be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (Remaining Obligations). However, the holder of the Mortgage Note has full recourse against the Company for any amounts due under the Mortgage Note. CPSC's obligations to the Company relating to the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of approximately $1,816,000 plus accrued and unpaid interest is due during April 2003 and is included in current maturities of long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable. The appraised value of the land collateralizing the Mortgage Note exceeds the amount due under the Mortgage Note.

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

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a certain holder of the Warrants and New Warrants, through reductions of debt obligations (see note F).

     During March 2003, a holder of the Restructured Notes agreed to acquire 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of outstanding debt and accrued interest owed to the holder totaling $403,480 (see note
     F).

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

     On July 10, 2002, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both been dismissed from the litigation pursuant to a summary judgment. Omnitrans has filed its appellate brief requesting reversal of the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company believes the summary judgments will be upheld and intends to file a response to the appeal.

     On August 7, 2002, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The plaintiffs are seeking damages in the amount of $750,000. Trial is scheduled to begin April 28, 2003. The Company believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     On October 11, 2002, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2002-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. The Company is seeking damages. Discovery is continuing in this matter. Tanner sent notice of its intent to seek its attorneys fees as a sanction in the event it prevails in the action.

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

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of January 31, 2003, the Company had a $10,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
     (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

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

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $2,853,781). At January 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     During February 2003, the RZB Credit Facility was increased to $15,000,000. Under the terms of the increase, the Company is required to maintain net worth of a minimum of $9,000,000 and is not allowed to make cash dividends to shareholders without the consent of RZB. The increase is effective until August 31, 2003 when it will be automatically reduced to $12,000,000.

     CONSULTING  AGREEMENT

     Effective November 2002, the Company entered into a consulting contract for $30,000 a month for a period of six months.

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


NOTE I - REALIZATION OF ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12,000,000 after August 31, 2003. The Extending Noteholders' notes, which total approximately $1,980,000 at March 7, 2003 are due on December 15, 2003 (see note F). The Company is also guarantor of a third party obligation which becomes due in April 2003 totaling approximately $1,816,000 plus accrued interest.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay the Extending Noteholders' notes and the continued success of the Company's operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management has entered into the Contract with PMI which increases the minimum monthly sales volume sold to PMI. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) raise additional debt and/or equity capital and (iv) increase and extend the RZB Credit Facility.

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


NOTE  K-  INCOME  TAX

     During the six months ended January 31, 2003, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6,700,000 at July 31, 2002), the Company did not incur any additional income tax expense during the six months ended January 31, 2003. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at January 31, 2003).

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

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company may also sell LPG to U.S. and Canadian customers.

     During the six months ended January 31, 2003, the Company derived 81% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended January 31, 2003 and 2002;

                                          2003   2002
                                          ----   ----
Volume Sold

        LPG (millions of gallons) - PMI    61.7   62.9
        LPG (million of gallons) - Other    9.3   17.3
                                           ----   ----
                                           71.0   80.2
Average sales price

        LPG (per gallon) - PMI            $0.63  $0.40
        LPG (per gallon) - Other           0.52   0.45

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2002

     Revenues. Revenues for the three months ended January 31, 2003, were $43.6 million compared with $32.9 million for the three months ended January 31, 2002, an increase of $10.7 million or 32.6%. Of this increase, $14.2 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended January 31, 2003 and $1.3 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended January 31, 2003, partially offset by $733,805 attributable to decreased volumes of LPG sold to PMI during the three months ended January 31, 2003 and $4.2 million attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended January 31, 2003.

     Cost of goods sold. Cost of goods sold for the three months ended January 31, 2003, was $40.2 million compared with $30.6 million for the three months ended January 31, 2002, an increase of $9.6 million or 31.3%. Of this increase, $14.4 million was attributable to increases in the cost of LPG sold to PMI during the three months ended January 31, 2003, partially offset by $642,251 attributable to decreased volume of LPG sold to PMI during the three months ended January 31, 2003, $432,262 attributable to decreased costs of LPG sold to customers other than PMI during the three months ended January 31, 2003 and $4.3 million attributable to decreased volume of LPG sold to customers other than PMI during the three months ended January 31, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.4 million for the three months ended January 31, 2003, compared with $888,570 for the three months ended January 31, 2002, an increase of $537,140 or 60.5%. The increase during the three months ended January 31, 2003 was principally due to legal, professional and consulting fees and payroll related costs.

     Other income (expense). Other income (expense) was $(408,796) for the three months ended January 31, 2003, compared with $(674,910) for the three months ended January 31, 2002. The decrease in other expenses was due primarily to decreased amortization of discounts on outstanding debt during the three months ended January 31, 2003.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense during the three months ended January 31, 2003. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at January 31, 2003).

SIX  MONTHS  ENDED  JANUARY  31, 2003 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2002

     Revenues. Revenues for the six months ended January 31, 2003, were $81.1 million compared with $64.8 million for the six months ended January 31, 2002, an increase of $16.3 million or 25.2%. Of this increase, $16.7 million was attributable to increases in average sales prices of LPG sold to PMI during the six months ended January 31, 2003, $2.1 million attributable to increased volumes of LPG sold to PMI during the six months ended January 31, 2003 and $1.9 million attributable to increased average sales prices of LPG sold to customers other than PMI during the six months ended January 31, 2003 partially offset by $4.5 million attributable to decreased volumes of LPG sold to customers other than PMI during the six months ended January 31, 2003.

     Cost of goods sold. Cost of goods sold for the six months ended January 31, 2003, was $75.2 million compared with $61.9 million for the six months ended October 31, 2002, an increase of $13.3 million or 21.5%. Of this increase, $16.3 million was attributable to increases in the cost of LPG sold to PMI during the six months ended January 31, 2003, $1.8 million attributable to increased volume of LPG sold to PMI during the six months ended January 31, 2003, partially offset by $730,319 attributable to decreased costs of LPG sold to customers other than PMI during the six months ended January 31, 2003 and $4.5 million attributable to decreased volume of LPG sold to customers other than PMI during the six months ended January 31, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.5 million for the six months ended January 31, 2003, compared with $2.1 million for the six months ended January 31, 2002, an increase of $403,557 or 19.0%. The increase during the six months ended January 31, 2003 was principally due to legal, professional and consulting fees and payroll related costs.

     Other income (expense). Other income (expense) was $(711,592) for the six months ended January 31, 2003, compared with $(1.6) million for the six months ended January 31, 2002. The decrease in other expense was due primarily to decreased and amortization of discounts on outstanding debt during the six months ended January 31, 2003.

     Income tax. During the six months ended January 31, 2003, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at January 31, 2003).

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company has had an accumulated deficit since its inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after
August 31, 2003. The Extending Noteholders' notes total approximately $2.0 million at March 7, 2003 are due on December 15, 2003 (see Private Placements and Other Transactions below). The Company is also guarantor of a third party obligation which becomes due in April 2003 totaling approximately $2.0 million plus accrued interest. The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for six months ended January 31, 2003, and 2002. All information is in thousands.

                                                       2003        2002
                                                     ---------  -----------
Net cash provided by (used in) operating activities  $  3,425   $    5,810
Net cash used in investing activities . . . . . . .      (271)        (510)
Net cash provided by (used in) financing activities      (431)      (2,931)
                                                     ---------  -----------
Net increase (decrease) in cash . . . . . . . . . .  $  2,723   $    2,369
                                                     =========  ===========
Less net increase in restricted cash. . . . . . . .    (2,824)      (2,686)
                                                     ---------  -----------
Net increase (decrease) in non-restricted cash. . .  $   (101)  $     (317)
                                                     =========  ===========

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

     Revenues from PMI totaled approximately $66.0 million for the six months ended January 31, 2003, representing approximately 81% of total revenue for the period.

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

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline beginning January 1, 2002 until its expiration is $1.0 million. The Company is required to pay a minimum charge for storage of $300,000 per year (based on reserved storage of 8.4 million gallons). In connection with the Pipeline Lease, the Company may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance.

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

     Mortgage Receivable. CPSC International, Inc. ("CPSC") agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. CPSC's obligations under the Mortgage Note are to be paid by the Company to the extent that there are amounts owed by the Company under the CPSC Note, through direct offsets by the Company against the CPSC Note. After the CPSC Note ($579,341) is fully paid, the Company will no longer have any payment obligation to CPSC in connection with the Mortgage Note. Thereafter, CPSC will be fully responsible to the Company for any remaining obligations in connection with the Mortgage Note (the "Remaining Obligations"). However, the holder of the Mortgage Note has full recourse against the Company for any amounts due under the Mortgage Note. CPSC's obligations to the Company relating to the Remaining Obligations are collateralized by a deed of trust lien granted by CPSC in favor of the Company against the land pledged as collateral under the Mortgage Note. The principal of approximately $2.0 million plus accrued and unpaid interest is due during April 2003 and is included in current maturities of long-term debt and the corresponding amount required to be paid by CPSC has been recorded as a mortgage receivable. The appraised value of the land collateralizing the Mortgage Note exceeds the amount due under the Mortgage Note.

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

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes. Such taxes have not been material to the consolidated financial statements.

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

     In connection with the above, in August 2001, Tergas received a one-year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as to PMI. Tergas also received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Credit Arrangements. As of January 31, 2003, the Company had a $10.0 million credit facility (see below) with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso (which expired September 30, 2002), Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $2.8 million). At January 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     During February 2003, the RZB Credit Facility was increased to $15.0 million. Under the terms of the increase, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB. The increase is effective until August 31, 2003 when it will be automatically reduced to $12.0 million.

     Consulting Agreement. Effective November 2002, the Company entered into a consulting contract for $30,000 a month for a period of six months.

     Private Placements and Other Transactions. During June 2002, the Company and certain holders of the Restructured Notes and the New Notes (the "New Accepting Noteholders") reached an agreement whereby the due date for approximately $3.0 million of principal due on the New Accepting Noteholders' notes were extended to December 15, 2002 (see below). The New Accepting Noteholders' notes accrued interest at 16.5% per annum. Interest was payable on the outstanding balances on specified dates through December 15, 2002.

     During June 2002 the Company issued a note for $100,000 (the "Additional Note") to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes (see below).

     During October 2002, the Company agreed to accept certain the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling ($652,759 plus accrued interest) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the six months ended January 31, 2003 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for approximately $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003. The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of approximately $317,000 related to the additional value of the modified warrants of which approximately $40,000 has been amortized for the period ended January 31, 2003.

     The Company paid the portion of the New Accepting Noteholders' notes which were not extended, approximately $355,000 plus accrued interest, on December 15, 2002.

     During December 2002, the Company issued a note for $250,000 to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

     During January 2003, a note due from the President in the amount of $200,000 plus accrued interest as of January 31, 2003 was paid through an offset against previously accrued bonus and profit sharing amounts due to the President at January 31, 2003.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of the outstanding debt and accrued interest owed to the holder related to the Restructured Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Litigation. On July 10, 2002, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation has recently been dismissed from the litigation pursuant to a summary judgment. Omnitrans has filed its appellate brief requesting reversal of the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company believes the summary judgments will be upheld and intends to file a response to the appeal.

     On August 7, 2002, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff"), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. The plaintiffs are seeking damages in the amount of $750,000. Trial is schedule to begin April 28, 2003. The Company believes that the complaint is without merit and intends to vigorously defend against the lawsuit.

     On October 11, 2002, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2002-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. The Company is seeking damages. Discovery is continuing in this matter. Tanner sent notice of its intent to seek its attorneys fees as a sanction in the event it prevails in the action.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

     Realization of Assets. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after August 31, 2003. The Extending Noteholders' notes, which total approximately $2.0 million at March 7, 2003, are due on December 15, 2003 (see note F to the unaudited consolidated financial statements). The Company is also guarantor of a third party obligation which becomes due in April 2003 totaling approximately $2.0 million plus accrued interest. The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital or to reduce outstanding balances under its credit facility. In addition, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month although the Contract provides for lesser quantities (see note J to the unaudited consolidated financial statements). As discussed in note A to the consolidated financial statements, the Company has historically depended heavily on sales to PMI.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts as shown in the accompanying unaudited consolidated balance sheets is dependent upon the Company's ability to obtain additional financing, repay the Extending Noteholders' notes and the continued success of the Company's operations. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management has entered into the Contract with PMI which increases the minimum monthly sales volume sold to PMI. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements, (ii) increase the number of customers assuming Deregulation, (iii) raise additional debt and/or equity capital and (iv) increase and extend the RZB Credit Facility.

     At July 31, 2002, the Company had net operating loss carryforward for federal income tax purposes of approximately $6.7 million.

     As previously announced through a press release, the Company is pursuing the conversion of the Company to a public master limited partnership.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of January 31, 2003. Where applicable LPG prices are based on the January 2003 monthly average as published by Oil Price Information Services.

                                                         PAYMENTS  DUE  BY  PERIOD
                                                          (AMOUNTS  IN  MILLIONS)
                                        --------------------------------------------
                                                Less than   1 - 3   4 - 5    After
    Contractual Obligations             Total     1 Year    Years   Years   5 Years
    -----------------------             ------  ----------  ------  ------  --------
Long-Term Debt Obligations              $    -  $        -  $    -  $    -  $      -

Operating Leases                          13.4         1.4     2.8     2.6       6.6

LPG Purchase Obligations                 695.7       154.1   197.8   187.7     156.1
                                        ------  ----------  ------  ------  --------

    Total Contractual Cash Obligations  $709.1  $    155.5  $200.6  $190.3  $  162.7
                                        ======  ==========  ======  ======  ========

                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                                 PER  PERIOD
                                                           (AMOUNTS  IN  MILLIONS)
                                  ----------------------------------------------------
     Commercial                   Total Amounts   Less than   1 - 3   4 - 5     Over
       Commitments                  Committed       1 Year    Years   Years   5 Years
       -----------                --------------  ----------  ------  ------  --------
Lines of Credit                   $            -  $        -  $    -  $    -  $      -

Standby Letters of Credit                    9.9         9.9       -       -         -

Guarantees                                   N/A         N/A     N/A     N/A       N/A
Standby Repurchase Obligations               N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments                 N/A         N/A     N/A     N/A       N/A
                                  --------------  ----------  ------  ------  --------
    Total Commercial Commitments  $          9.9  $      9.9  $    -  $    -  $      -
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

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     10.04 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2002, and related agreements and instruments dated December 9, 2002, between the Company and the holders of the Notes.

     10.05 Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter.

     10.06 Equipment Acquisition Agreement effective October 18, 2002 by and between Penn Octane Corporation and Penn Wilson CNG, Inc., on the one hand, and B&A Eco-Holdings, Inc. and Ian T. Bothwell, on the other hand.

     10.07     Bill  of  Sale  dated  October 18, 2002 between B&A Eco-Holdings,
               Inc.  and  the  Company.

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


                            PENN  OCTANE  CORPORATION



March 20, 2003              By:  /s/ Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                      Chief Financial Officer

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

     Date: March 20, 2003
                                             /s/  Jerome B. Richter
                                          -------------------------------
                                            Chief Executive Officer

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


     Date: March 20, 2003
                                          /s/  Ian T. Bothwell
                                      -----------------------------
                                        Chief Financial Officer