Form 10-Q
period 2003-04-30
PENN OCTANE CORP
filed 2003-06-16
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                 52-1790357
     (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)                Identification No.)

77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA         92211
      (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:    (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes        No      X
    -----       -------

     The number of shares of Common Stock, par value $.01 per share, outstanding on June 13, 2003 was 15,274,749.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS



         ITEM                                                           PAGE NO.
         ----                                                           --------

Part I    1.   Financial Statements

               Independent Certified Public Accountants' Review Report         3

               Consolidated Balance Sheets as of April 30, 2003 (unaudited) 4-5 and July 31, 2002

               Unaudited Consolidated Statements of Operations for the three
               months and nine months ended April 30, 2003 and 2002            6

               Unaudited Consolidated Statements of Cash Flows for the nine
               months ended April 30, 2003 and 2002                            7

               Notes to Unaudited Consolidated Financial Statements         8-20

          2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   21-31

          3.   Quantitative and Qualitative Disclosures About Market Risk     31

          4.   Controls and Procedures                                        31

Part II   1.   Legal  Proceedings                                             32

          2.   Changes in Securities and Use of Proceeds                      32

          3.   Defaults Upon Senior Securities                                32

          4.   Submission of Matters to a Vote of Security Holders            32

          5.   Other Information                                              32

          6.   Exhibits and Reports on Form 8-K                            32-33

          Signatures                                                          34

          Certifications                                                   35-36

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of April 30, 2003, and the related consolidated statements of operations for the three months and nine months ended April 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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


                               /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
June 2, 2003

PART I
ITEM  1.

                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                               April 30,
                                                                                  2003       July 31,
                                                                              (Unaudited)      2002
                                                                              ------------  -----------
Current Assets

    Cash (including restricted cash of $5,657 and $29,701 at April 30, 2003
    and July 31, 2002)                                                        $     45,602  $   160,655

    Trade accounts receivable (less allowance for doubtful accounts of
    $5,783 at April 30, 2003 and July 31, 2002)                                 10,797,425    7,653,986

    Notes receivable - related parties                                                   -      414,356

    Inventories                                                                    792,130      938,672

    Assets held for sale                                                           720,000            -

    Mortgage receivable                                                                  -    1,935,723

    Prepaid expenses and other current assets                                      768,111      254,654
                                                                              ------------  -----------
      Total current assets                                                      13,123,268   11,358,046

Property, plant and equipment - net                                             17,864,391   18,350,785

Lease rights (net of accumulated amortization of $696,087 and $661,740 at
April 30, 2003 and July 31, 2002)                                                  457,952      492,299

Other non-current assets                                                            52,381      154,209
                                                                              ------------  -----------
      Total assets                                                            $ 31,497,992  $30,355,339
                                                                              ============  ===========


   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                April 30,
                                                                                  2003         July 31,
                                                                               (Unaudited)       2002
                                                                              -------------  -------------
Current Liabilities

    Current maturities of long-term debt                                      $  1,131,729   $  3,055,708

    Short-term debt                                                              1,704,837      3,085,000

    Revolving line of credit                                                     2,300,788        150,000

    LPG trade accounts payable                                                   8,522,247      8,744,432

    Other accounts payable                                                       1,635,063      3,584,848

    Accrued liabilities                                                            936,003        860,551
                                                                              -------------  -------------
      Total current liabilities                                                 16,230,667     19,480,539

Long-term debt, less current maturities                                             60,000        612,498

Commitments and contingencies                                                            -              -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at April 30, 2003 and July 31, 2002                 -              -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at April
    30, 2003 and July 31, 2002                                                           -              -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,274,749 and 14,870,977 shares issued and outstanding at April 30,
    2003 and July 31, 2002                                                         152,747        148,709

    Additional paid-in capital                                                  28,298,301     26,919,674

    Notes receivable from officers of the Company, a related party and another party for exercise of warrants, less reserve of $660,464 and
    $754,175 at April 30, 2003 and July 31, 2002                                (3,345,597)    (3,814,481)

    Accumulated deficit                                                         (9,898,126)   (12,991,600)
                                                                              -------------  -------------
    Total stockholders' equity                                                  15,207,325     10,262,302
                                                                              -------------  -------------
          Total liabilities and stockholders' equity                          $ 31,497,992   $ 30,355,339
                                                                              =============  =============


   The accompanying notes and accountants' report are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                               ------------------------------  --------------------------------
                                                  April 30,       April 30,        April 30,        April 30,
                                                     2003            2002            2003             2002
                                               ----------------  ------------  -----------------  -------------
Revenues                                       $    45,454,607   $45,482,202   $    126,517,197   $110,251,749

Cost of goods sold                                  43,377,776    39,328,681        118,541,576    101,210,101
                                               ----------------  ------------  -----------------  -------------
      Gross profit                                   2,076,831     6,153,521          7,975,621      9,041,648

Selling, general and administrative expenses

      Legal and professional fees                      347,511       331,014          1,399,302      1,275,800

      Salaries and payroll related expenses            462,515       434,705          1,432,348      1,103,636

      Other                                            289,257       284,159            755,883        797,451
                                               ----------------  ------------  -----------------  -------------
                                                     1,099,283     1,049,878          3,587,533      3,176,887
                                               ----------------  ------------  -----------------  -------------
        Operating income                               977,548     5,103,643          4,388,088      5,864,761

Other income (expense)

      Interest expense                          (      591,535)     (438,673)     (   1,385,570)    (2,082,663)

      Interest income                                    6,829        14,210             89,272         43,438

      Settlement of litigation                  (       56,000)            -    (        98,316)             -
                                               ----------------  ------------  -----------------  -------------
        Income before taxes                            336,842     4,679,180          2,993,474      3,825,536

Income taxes (benefit)                                       -       100,000     (      100,000)        46,694
                                               ----------------  ------------  -----------------  -------------
        Net income                             $       336,842   $ 4,579,180   $      3,093,474   $  3,778,842
                                               ================  ============  =================  =============

Net income per common share                    $          0.02   $      0.31   $           0.21   $       0.26
                                               ================  ============  =================  =============
Net income per common share assuming
dilution                                       $          0.02   $      0.30   $           0.21   $       0.25
                                               ================  ============  =================  =============
Weighted average common shares outstanding          15,131,455    14,857,694         14,954,499     14,766,428
                                               ================  ============  =================  =============


   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)

                                                                                  Nine Months Ended
                                                                           -------------------------------
                                                                               April 30,      April 30,
                                                                                 2003            2002
                                                                           ----------------  -------------
Cash flows from operating activities:
Net income                                                                 $     3,093,474   $  3,778,842
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                  743,218        608,561

    Amortization of lease rights                                                    34,347         34,346
    Non-employee stock based costs and other                                       135,318        318,651
    Amortization of loan discount                                                  194,002        905,602
    Interest expense associated with exchange of debt                               68,000              -
    Interest income - officer note                                         (        67,241)             -
    Other                                                                  (       231,925)   (     7,785)
Changes in current assets and liabilities:
    Trade accounts receivable                                              (     3,143,439)   ( 2,290,686)
    Inventories                                                                    146,542     10,990,734
    Prepaid and other current assets                                       (       648,775)      (352,545)
    LPG trade accounts payable                                             (       222,185)     1,121,313
    Obligation to deliver LPG                                                            -    (10,942,817)
    Other assets                                                                   101,828        127,382
    Other accounts payable and accrued liabilities                         (     1,645,851)        44,199
                                                                           ----------------  -------------
      Net cash (used in) provided by operating activities                  (     1,442,687)     4,335,797
Cash flows from investing activities:
    Proceeds from the sale of equipment                                            276,000              -
    Capital expenditures                                                   (       300,901)   (   687,429)
                                                                           ----------------  -------------
      Net cash used in investing activities                                      (  24,901)   (   687,429)
Cash flows from financing activities:
    Revolving credit facilities                                                  2,150,788              -
    Issuance of common stock                                                             -        137,813
    Issuance of debt                                                               584,712        100,000
    Reduction in debt                                                      (     1,382,965)   ( 3,226,615)
                                                                           ----------------  -------------
        Net cash provided by (used in) financing activities                      1,352,535    ( 2,988,802)
                                                                           ----------------  -------------
          Net (decrease) increase in cash                                  (       115,053)       659,566
Cash at beginning of period                                                        160,655      1,322,560
                                                                           ----------------  -------------
Cash at end of period                                                      $        45,602   $  1,982,126
                                                                           ================  =============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                               $     1,132,224   $  1,223,494
                                                                           ================  =============
Supplemental disclosures of noncash transactions:
    Equity  - common stock and warrants issued and other                   $     1,314,665   $    974,915
                                                                           ================  =============
    Mortgage receivable/ note payable                                      $(    1,935,723)  $          -
                                                                           ================  =============
    Equipment exchanged for notes receivable                               $       720,000   $          -
                                                                           ================  =============


   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  A  -  ORGANIZATION

     Penn Octane Corporation was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility on leased property in Brownsville, Texas (Brownsville
     Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline which connects Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant (ECCPL) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage located in Markham, Texas (Markham Storage), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham, Texas and the Exxon King Ranch Gas Plant. The Company sells LPG primarily to P.M.I. Trading Limited (PMI). PMI is the exclusive importer of LPG into Mexico. PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company (PEMEX). The LPG purchased from the Company by PMI is generally destined for consumption in the northeastern region of Mexico.

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 81% of the Company's total revenues for the nine months ended April 30, 2003.

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

     The unaudited consolidated balance sheet as of April 30, 2003, the unaudited consolidated statements of operations for the three months and nine months ended April 30, 2003 and 2002 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 2003, the unaudited consolidated results of operations for the three months and nine months ended April 30, 2003 and 2002 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2003 and 2002.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                            For the three months ended April 30, 2003
                                            -----------------------------------------
                                            Income (Loss)      Shares      Per-Share
                                             (Numerator)    (Denominator)    Amount
                                            --------------  -------------  ----------
Net income (loss)                           $      336,842

BASIC EPS
Net income (loss) available to common
    stockholders                                   336,842     15,131,455  $     0.02
                                                                           ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -        152,312
                                            --------------  -------------
DILUTED EPS
Net income (loss) available to common
    stockholders                            $      336,842     15,283,767  $     0.02
                                            ==============  =============  ==========

                                            For the three months ended April 30, 2002
                                            -----------------------------------------
                                             Income (Loss)     Shares       Per-Share
                                              (Numerator)   (Denominator)    Amount
                                            --------------  -------------  ----------
Net income (loss)                           $    4,579,180

BASIC EPS
Net income (loss) available to common
    stockholders                                 4,579,180     14,857,694  $     0.31
                                                                           ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                 -        399,144
                                            --------------  -------------
DILUTED EPS
Net income (loss) available to common
    stockholders                            $    4,579,180     15,256,838  $     0.30
                                            ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE B - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                                      For the nine months ended April 30, 2003
                                                     -----------------------------------------
                                                     Income (Loss)      Shares      Per-Share
                                                      (Numerator)    (Denominator)    Amount
                                                     --------------  -------------  ----------
Net income (loss)                                    $    3,093,474

BASIC EPS
Net income (loss) available to common stockholders        3,093,474     14,954,499  $     0.21
                                                                                    ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                          -        107,481
                                                     --------------  -------------
DILUTED EPS
Net income (loss) available to common stockholders   $    3,093,474     15,061,980  $     0.21
                                                     ==============  =============  ==========

                                                      For the nine months ended April 30, 2002
                                                     -----------------------------------------
                                                     Income (Loss)      Shares       Per-Share
                                                      (Numerator)    (Denominator)    Amount
                                                     --------------  -------------  ----------
Net income (loss)                                    $    3,778,842

BASIC EPS
Net income (loss) available to common
    stockholders                                          3,778,842     14,766,428  $     0.26
                                                                                    ==========
EFFECT OF DILUTIVE SECURITIES
Warrants                                                          -        314,533
                                                     --------------  -------------
DILUTED EPS
Net income (loss) available to common
    stockholders                                     $    3,778,842     15,080,961  $     0.25
                                                     ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

     The Company accounts for stock option plans in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                         Three Months Ended             Nine Months Ended
                                                      --------------------------  -----------------------------
                                                        April 30,     April 30,      April 30,      April 30,
                                                          2003          2002           2003            2002
                                                      ------------  ------------  ---------------  ------------
Net income, as reported                               $   336,842   $ 4,579,180   $    3,093,474   $ 3,778,842

Less:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects         (   96,743)   (  681,620)   (   1,282,534)   (2,134,428)
                                                      ------------  ------------  ---------------  ------------
Net income, pro forma                                 $   240,099   $ 3,897,560   $    1,810,940   $ 1,644,414
                                                      ============  ============  ===============  ============

Net income per common share, as reported              $      0.02   $      0.31   $         0.21   $      0.26
                                                      ============  ============  ===============  ============
Net income per common share, pro forma                $      0.02   $      0.26   $         0.12   $      0.11
                                                      ============  ============  ===============  ============
Net income per common share assuming dilution, as
  reported                                            $      0.02   $      0.30   $         0.21   $      0.25
                                                      ============  ============  ===============  ============
Net income per common share assuming dilution,
  pro forma                                           $      0.02   $      0.26   $         0.12   $      0.11
                                                      ============  ============  ===============  ============

     The following assumptions were used for grants of warrants to employees in the nine months ended April 30, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 80%; risk free interest rate of 1.75% and 1.81%; and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the nine months ended April 30, 2002, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 87%; risk free interest rate of 3.59% and 4.72% and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - NOTES FROM RELATED PARTIES

     During October 2002, the Company agreed to accept certain compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling $652,759 plus accrued interest) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the nine months ended April 30, 2003 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     On January 31, 2003, a note due from the President in the amount of $200,000 plus accrued interest as of January 31, 2003 was paid through an offset against previously accrued bonus and profit sharing amounts due to the President at January 31, 2003.


NOTE  E  -  DEFERRED  REGISTRATION  COSTS

     The Company is currently contemplating the formation of a registered public limited partnership (MLP) and the raising of capital through the issuance of MLP units. In connection with the transaction, the Company has incurred costs of approximately $415,000 as of April 30, 2003, which are included in prepaid expenses and other current assets. These costs will continue to be deferred until such time as the registration is effective. At such time, the deferred registration costs will be deducted from the proceeds of the offering. Should the offering be aborted, the deferred registration costs will be expensed.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                           April 30,      July 31,
                                                              2003          2002
                                                          ------------  ------------
LPG:
  Brownsville Terminal Facility:
    Building                                              $   173,500   $   173,500
    Terminal facilities                                     3,631,207     3,631,207
    Tank Farm                                                 370,855       370,855
    Midline pump station                                    2,443,989     2,449,628
    Leasehold improvements                                    302,657       302,657
    Capital construction in progress                           96,212        96,212
    Equipment                                                 210,350       502,557
                                                          ------------  ------------
                                                            7,228,770     7,526,616
                                                          ------------  ------------
  US - Mexico Pipelines and Matamoros Terminal
  Facility:

  U.S. Pipelines and Rights of Way                          6,611,480     6,441,536
  Mexico Pipelines and Rights of Way                        1,049,235     1,049,235
  Matamoros Terminal Facility                               5,107,513     5,074,087
  Saltillo Terminal                                         1,027,267     1,027,267
 Land                                                         856,358       856,358
                                                          ------------  ------------
                                                           14,651,853    14,448,483
                                                          ------------  ------------
      Total LPG                                            21,880,623    21,975,099
                                                          ------------  ------------
Other:
  Automobile                                                        -        10,800
  Office equipment                                             85,778        72,728
  Software                                                     75,890             -
                                                          ------------  ------------
                                                              161,668        83,528
                                                          ------------  ------------
                                                           22,042,291    22,058,627
  Less:  accumulated depreciation and amortization         (4,177,900)   (3,707,842)
                                                          ------------  ------------
                                                          $17,864,391   $18,350,785
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

     Property, plant and equipment, net of accumulated depreciation, includes $6,556,407 and $6,759,102 of costs, located in Mexico at April 30, 2003 and July 31, 2002, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  G  -  INVENTORIES

     Inventories consist of the following:

                                     April  30,  2003      July  31,  2002
                                    -------------------  -------------------
                                     Gallons     Cost     Gallons     Cost
                                    ---------  --------  ---------- --------
LPG:
  Leased Pipeline,
    Brownsville Terminal Facility,
    Matamoros Terminal Facility
    and railcars leased by the
    Company                         1,532,816  $792,130  1,982,646  $772,334
  Markham Storage and other                 -         -    427,003   166,338
                                    ---------  --------  ---------  --------

                                    1,532,816  $792,130  2,409,649  $938,672
                                    =========  ========  =========  ========

NOTE  H  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                                                         April 30,    July 31,
                                                                                            2003        2002
                                                                                         ----------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                     $  452,254  $  837,918

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                        327,264     554,159

Promissory note issued in connection with the purchase of property.                               -   1,935,723

New Accepting Noteholders' notes and Additional Note.                                     1,704,837   3,085,000

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
002.                                                                                        137,500     137,500

Other debt.                                                                                 274,711     202,906
                                                                                         ----------  ----------
                                                                                          2,896,566   6,753,206

Current maturities                                                                        1,131,729   3,055,708

Short term debt                                                                           1,704,837   3,085,000
                                                                                         ----------  ----------
                                                                                         $   60,000  $  612,498
                                                                                         ==========  ==========

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

NOTE H - DEBT OBLIGATIONS - CONTINUED

     EXTENSION OF NEW ACCEPTING NOTEHOLDERS' NOTES AND ADDITIONAL NOTE

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1,152,000 of principal was paid through the period ended April 30, 2003 of which $1,000,000 was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003.
     The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $194,002 has been amortized for the period ended April 30, 2003.

     The Company paid the portion of the New Accepting Noteholders' notes which were not extended, $355,000 plus accrued interest, on December 15, 2002.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to the holder related to the Restructured Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480. In connection with this transaction the Company recorded additional interest expense of approximately $68,000 representing the difference between the market value and sales price on the day of the transaction.

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

     CPSC International, Inc. (CPSC) agreed to be responsible for payments required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. During April 2003, CPSC paid the mortgage receivable by direct payment of the Mortgage Note.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H - DEBT OBLIGATIONS - CONTINUED

     OTHER  -  CONTINUED

     In accordance with provisions of the settlement, during April 2003, $92,000 of amounts previously paid under the CPSC note were refunded to the Company. In addition, the Company reduced its CPSC Note by approximately $32,000. The total amount of the CPSC note reductions of approximately
     $124,000 was recorded as a reduction to the costs related to the CPSC acquisition.

     The Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note until collateral pledged in connection with the note is perfected.


NOTE  I  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a certain holder of the Warrants and New Warrants, through reductions of debt obligations (see note H).

     During March 2003, a holder of the Restructured Notes agreed to acquire 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of outstanding debt and accrued interest owed to the holder totaling $403,480 (see note
     H).

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

NOTE J - COMMITMENTS AND CONTINGENCIES

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

     On July 10, 2002, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. Trial is scheduled for August 2003. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both been dismissed from the litigation pursuant to summary judgments. Omnitrans has filed its appellate brief requesting reversal of the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company intends to file a response to the appeal and believes the summary judgments will be upheld.

     On August 7, 2002, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. In April of 2003 the case proceeded to a jury trial. The plaintiff Intertek demanded from the judge and jury approximately $850,000 in damages and interest. The jury found substantially in favor of the Company and awarded damages to Intertek of only $228,551 in May of 2003 and said sum was recorded as a judgment on June 5, 2003. In connection with the judgment, the Company recorded an additional expense of approximately $56,000 as of April 30, 2003 representing the additional amount of the judgment over amounts previously accrued.

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

NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of April 30, 2003, the Company had a $15,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
     (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

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

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $5,657 at April 30, 2003). At April 30, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9,000,000 and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15,000,000 is effective until August 31, 2003 when it will be automatically reduced to $12,000,000.

     CONSULTING  AGREEMENT

     Effective November 2002, the Company and an outside consultant (Consultant) entered into a consulting contract whereby the Company agreed to pay the Consultant $30,000 a month for a period of six months.

     During May 2003, the Consultant was appointed President of the Company. The Company currently continues to make payments of $30,000 per month and an employment contract is currently being negotiated.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE K - REALIZATION OF ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12,000,000 after August 31, 2003. The Extending Noteholders' notes, which total approximately $1,827,500 at June 2, 2003 are due on December 15, 2003 (see note H).

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


NOTE L - CONTRACTS

     LPG SALES TO PMI

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17,000,000 gallons of LPG (see supply agreements below), subject to monthly adjustments based on seasonality (Contract). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party on or after May 31, 2003 upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

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


NOTE  M  -  INCOME  TAX

     During the nine months ended April 30, 2003, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6,700,000 at July 31, 2002), the Company did not incur any additional income tax expense during the nine months ended April 30, 2003. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at April 30, 2003).

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

     During the nine months ended April 30, 2003, the Company derived 81% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended April 30, 2003 and 2002;

                                                        2003     2002
                                                       ------   ------
Volume Sold

      LPG (millions of gallons) PMI                      51.0     85.1
      LPG (million of gallons) Other                     14.9     14.3
                                                       ------   ------
                                                         65.9     99.4
                                                       ======   ======

Average sales price

      LPG (per gallon) PMI                               0.71     0.48
      LPG (per gallon) Other                             0.62     0.36

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  APRIL  30, 2003 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2002

     Revenues. Revenues for the three months ended April 30, 2003 were $45.5 million compared with $45.5 million for the three months ended April 30, 2002, a decrease of $27,595 or 0.1%. Of this decrease, $24.1 million was attributable to decreased volumes of LPG sold to PMI during the three months ended April 30, 2003 partially offset by $16.9 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended April 30, 2003, $6.7 million attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended April 30, 2003 and $383,985 attributable to increased volumes of LPG sold to customers other than PMI during the three months ended April 30, 2003.

     Cost of goods sold. Cost of goods sold for the three months ended April 30, 2003 was $43.4 million compared with $39.3 million for the three months ended April 30, 2002, an increase of $4.0 million or 10.3%. Of this increase, $19.5 million was attributable to increases in the cost of LPG sold to PMI during the three months ended April 30, 2003, $6.5 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended April 30, 2003 and $394,115 was attributable to increased volume of LPG sold to customers other than PMI during the three months ended April 30, 2003 partially offset by $21.7 million attributable to decreased volume of LPG sold to PMI during the three months ended April 30, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.1 million for the three months ended April 30, 2003, compared with $1.0 million for the three months ended April 30, 2002, an increase of $49,405 or 4.71%. The increase during the three months ended April 30, 2003 was principally due to legal fees and payroll related costs.

     Other income (expense). Other income (expense) was $(640,706) for the three months ended April 30, 2003, compared with $(424,463) for the three months ended April 30, 2002. The increase in other expenses was due primarily to increased amortization of discounts on outstanding debt incurred, interest costs on outstanding debt and settlements of litigation during the three months ended April 30, 2003.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense during the three months ended April 30, 2003. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at April 30, 2003).

NINE  MONTHS ENDED APRIL 30, 2003 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2002

     Revenues. Revenues for the nine months ended April 30, 2003 were $126.5 million compared with $110.3 million for the nine months ended April 30, 2002, an increase of $16.3 million or 14.8%. Of this increase, $30.8 million was attributable to increases in average sales prices of LPG sold to PMI during the nine months ended April 30, 2003, and $9.1 million attributable to increased average sales prices of LPG sold to customers other than PMI during the nine months ended April 30, 2003 partially offset by $4.6 million attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended April 30, 2003 and $19.3 million attributable to decreased volumes of LPG sold to PMI during the nine months ended April 30, 2003.

     Cost of goods sold. Cost of goods sold for the nine months ended April 30, 2003 was $118.5 million compared with $101.2 million for the nine months ended April 30, 2002, an increase of $17.3 million or 17.1%. Of this increase, $32.9 million was attributable to increases in the cost of LPG sold to PMI during the nine months ended April 30, 2003, $6.3 million attributable to increased costs of LPG sold to customers other than PMI during the nine months ended April 30, 2003 partially offset by $16.9 million attributable to decreased volume of LPG sold to PMI during the nine months ended April 30, 2003, and $4.7 million attributable to decreased volume of LPG sold to customers other than PMI during the nine months ended April 30, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.6 million for the nine months ended April 30, 2003, compared with $3.2 million for the nine months ended April 30, 2002, an increase of $410,646 or 12.9%. The increase during the nine months ended April 30, 2003 was principally due to legal fees and payroll related costs.

     Other income (expense). Other income (expense) was $(1.4) million for the nine months ended April 30, 2003, compared with $(2.0) million for the nine months ended April 30, 2002. The decrease in other expense was due primarily to decreased and amortization of discounts on outstanding debt during the nine months ended April 30, 2003.

     Income tax. During the nine months ended April 30, 2003, the Company recorded an income tax benefit of $100,000, representing a reduction for alternative minimum taxes previously accrued. Due to the availability of net operating loss carryforwards (approximately $6.7 million at July 31, 2002), the Company did not incur any additional income tax expense. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at April 30, 2003).

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after
August 31, 2003. The Extending Noteholders' notes total approximately $1.8 million at June 2, 2003 are due on December 15, 2003 (see Private Placements and Other Transactions below). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The following summary table reflects comparative cash flows for nine months ended April 30, 2003, and 2002. All information is in thousands.

                                                          2003            2002
                                                     --------------  ---------------
Net cash (used in) provided by operating activities  $(      1,443)  $        4,336

Net cash used in investing activities . . . . . . .   (         25)   (         687)

Net cash provided by (used in) financing activities          1,353    (       2,989)
                                                     --------------  ---------------

Net (decrease) increase in cash . . . . . . . . . .  $        (115)  $          660
                                                     --------------  ---------------

Less net decrease (increase) in restricted cash . .             24    (         619)
                                                     --------------  ---------------

Net increase (decrease) in non-restricted cash. . .  $(         91)  $           41
                                                     ==============  ===============

     Sales to PMI. Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG (see LPG Supply Agreements below), subject to monthly adjustments based on seasonality (the "Contract"). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party on or after May 31, 2003 upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     PMI uses the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used temporarily.

     Revenues from PMI totaled approximately $102.0 million for the nine months ended April 30, 2003, representing approximately 81% of total revenue for the period.

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

     Mortgage Receivable. CPSC International, Inc. (CPSC) agreed to be responsible for payment required by the Mortgage Note in connection with a settlement in March 2001 between CPSC and the Company. During April 2003, CPSC paid the mortgage receivable by direct payment of the Mortgage Note.

     In accordance with provisions of the settlement, during April 2003, $92,000 of amounts previously paid under the CPSC note were refunded to the Company. In addition, the Company reduced its CPSC Note by approximately $32,000. The total amount of the CPSC note reductions of approximately $124,000 was recorded as a reduction to the costs related to the CPSC acquisition.

     The Company's President is providing a personal guarantee for the punctual payment and performance under the CPSC Note (see note H to the unaudited the consolidated financial statements) until collateral pledged in connection with the note is perfected.

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

     In connection with the above, in August 2001, Tergas received a one-year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which has been delayed on several occasions and is currently planned for August 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as to PMI. Tergas also received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Credit Arrangements. As of April 30, 2003, the Company had a $15.0 million credit facility (see below) with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of
(i)  $500,  (ii)  2.5%  of  the maximum face amount of such letter of credit, or
(iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's President, Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, El Paso (which expired September 30, 2002), Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $6,000 at April 30, 2003). At April 30, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15.0 million is effective until August 31, 2003 when it will be automatically reduced to $12.0 million.

     Consulting Agreement. Effective November 2002, the Company and an outside consultant (the "Consultant") entered into a consulting contract whereby the Company agreed to pay the Consultant $30,000 a month for a period of six months.

     During May 2003, the Consultant was appointed President of the Company. The Company currently continues to make payments of $30,000 per month and an employment contract is currently being negotiated.

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

     During October 2002, the Company agreed to accept certain the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for notes (totaling ($652,759 plus accrued interest) owed to the Company by an officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income during the six months ended April 30, 2003 on the notes of approximately $67,241, which had been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for approximately $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1.2 million of principal was paid through the period ended April 30, 2003 of which $1.0 million was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of approximately $317,000 related to the additional value of the modified warrants of which approximately $194,000 has been amortized for the period ended April 30, 2003.

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

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of the outstanding debt and accrued interest owed to the holder related to the Restructured Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling approximately $403,000. In connection with this transaction the Company recorded additional interest expense of approximately $68,000 representing the difference between the market value and sales price on the day of the transaction.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Litigation. On July 10, 2002, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs seek actual and punitive damages. Trial is scheduled for August 2003. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit.

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson, CNG and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both been dismissed from the litigation pursuant to a summary judgments. Omnitrans has filed its appellate brief requesting reversal of the summary judgments in favor of the Company and Penn Wilson. Based on proceedings to date, the Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company intends to file a response to the appeal and believes the summary judgments will be upheld.

     On August 7, 2002, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff"), which contracts with PMI for LPG testing services, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. In April of 2003 the case proceeded to a jury trial. The plaintiff Intertek demanded from the judge and jury approximately $850,000 in damages and interest. The jury found substantially in favor of the Company and awarded damages to Intertek of only $228,551 in May of 2003 and said sum was recorded as a judgment on June 5, 2003. In connection with the judgment, the Company recorded an additional expense of approximately $56,000 as of April 30, 2003 representing the additional amount of the judgment over amounts previously accrued.

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

     Realization of Assets. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the RZB Credit Facility and the notes related to the Settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after August 31, 2003. The Extending Noteholders' notes, which total approximately $1.8 million at June 2, 2003, are due on December 15, 2003 (see note G to the unaudited consolidated financial statements). The Company may need to increase its credit facility for the purchase of quantities of LPG in excess of current quantities sold and/or to finance future price increases of LPG, if any. Further, the Company may find it necessary to liquidate inventories at a loss to provide working capital or to reduce outstanding balances under its credit facility.

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

     The Company is currently contemplating the formation of a registered public limited partnership (MLP) and the raising of capital through the issuance of MLP units. In connection with the transaction, the Company has incurred costs of approximately $415,000 as of April 30, 2003, which are included in prepaid expenses and other current assets. These costs will continue to be deferred until such time as the registration is effective. At such time, the deferred registration costs will be deducted from the proceeds of the offering. Should the offering be aborted, the deferred registration costs will be expensed.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of April 30, 2003. Where applicable LPG prices are based on the April 2003 monthly average as published by Oil Price Information Services.

                                                      PAYMENTS DUE BY PERIOD
                                                       (AMOUNTS IN MILLIONS)
                                        --------------------------------------------------
                                                 Less than   1 - 3     4 - 5      After
     Contractual Obligations             Total     1 Year    Years     Years     5 Years
--------------------------------------  --------  ---------  ------  ---------  ----------

Long-Term Debt Obligations              $      -  $       -  $    -  $       -  $        -

Operating Leases                            13.1        1.4     2.8        2.6         6.3

LPG Purchase Obligations                   545.7      124.2   155.5      155.6       110.4
                                        --------  ---------  ------  ---------  ----------

    Total Contractual Cash Obligations  $  558.8  $   125.6  $158.3  $   158.2  $    116.7
                                        ========  =========  ======  =========  ==========

                                             AMOUNT OF COMMITMENT EXPIRATION
                                                       PER PERIOD
                                                  (AMOUNTS IN MILLIONS)
                                  ----------------------------------------------------
       Commercial                 Total Amounts   Less than   1 - 3   4 - 5     Over
      Commitments                   Committed       1 Year    Years   Years   5 Years
--------------------------------  --------------  ----------  ------  ------  --------

Lines of Credit                   $            -  $        -  $    -  $    -  $      -

Standby Letters of Credit                   12.3        12.3       -       -         -

Guarantees                                   N/A         N/A     N/A     N/A       N/A

Standby Repurchase Obligations               N/A         N/A     N/A     N/A       N/A

Other Commercial Commitments                 N/A         N/A     N/A     N/A       N/A
                                  --------------  ----------  ------  ------  --------

    Total Commercial Commitments  $         12.3  $     12.3  $    -  $    -  $      -
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

PART  II

ITEM  1.  LEGAL  PROCEEDINGS

          See note J to the accompanying unaudited consolidated financial statements and note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          See note I to the accompanying unaudited consolidated financial statements and notes I and J to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002, for information concerning certain sales of Securities.

          In connection with the issuances of securities discussed in note I to the accompanying unaudited consolidated financial statements, the transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

     10.04 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2002, and related agreements and instruments dated December 9, 2002, between the Company and the holders of the Notes. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

     10.05 Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

     10.06 Equipment Acquisition Agreement effective October 18, 2002 by and between Penn Octane Corporation and Penn Wilson CNG, Inc., on the one hand, and B&A Eco-Holdings, Inc. and Ian T. Bothwell, on the other hand. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

     10.07 Bill of Sale dated October 18, 2002 between B&A Eco-Holdings, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).


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


                                 PENN  OCTANE  CORPORATION



June 16, 2003                    By:  /s/Ian T. Bothwell
                                 ----------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief Financial Officer

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

     Date:  June 16, 2003
                                                    /s/  Jerome B. Richter
                                                 -------------------------------
                                                    Chief Executive Officer

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

     Date:  June 16, 2003
                                                    /s/  Ian T. Bothwell
                                                   -----------------------------
                                                    Chief Financial Officer