Form 10-K
period 2003-07-31
PENN OCTANE CORP
filed 2003-11-03
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________


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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes         No    X
                                                ----       ----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,941,042 as of January 31, 2003. The last reported sale price of the Registrant's Common Stock was $3.01 per share as reported on the Nasdaq SmallCap Market on January 31, 2003.

     The number of shares of Common Stock, par value $.01 per share, outstanding on October 10, 2003 was 15,328,817.

                                TABLE OF CONTENTS

          ITEM                                                       PAGE NO.
          ----                                                       --------

Part I      1.  Business                                                 3

            2.  Properties                                              15

            3.  Legal Proceedings                                       17

            4.  Submission of Matters to a Vote of Security Holders     18

Part II     5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                     19

            6.  Selected Financial Data                                 23

            7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     24

           7A.  Quantitative and Qualitative Disclosures About Market
                Risks                                                   43

            8.  Financial Statements and Supplementary Data             44

            9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure
                                                                        90

           9A.  Controls and Procedures                                 90

Part III   10.  Directors and Executive Officers of the Registrant      91

           11.  Executive Compensation                                  93

           12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters              99

           13.  Certain Relationships and Related Transactions         102

           14.  Principal Accountant Fees and Services                 104

Part IV    15.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                            105

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation, the proposed spin-off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report. We caution you, however, that this list of factors may not be complete.

ITEM 1.  BUSINESS.

INTRODUCTION

     Penn Octane Corporation (the "Company"), formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). From 1997 until March 1999, the Company was also involved in the provision of equipment and services to the compressed natural gas ("CNG") industry. The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and approximately 23 miles of pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the "ECCPL"), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21.0 million gallons of storage, located in Markham, Texas ("Markham"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

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

     The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico decreased from an average of 416.6 million gallons per month in 2002 to an average of 409.5 million gallons per month from January 1, 2003 to August 31, 2003, an estimated annual decrease of 1.67%. The future of LPG in Mexico continues to favor the Company for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity and such shortfall is expected to increase (ii) limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company is able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the Leased Pipeline, the US - Mexico Pipelines and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. With the commencement of operations of the Matamoros Terminal Facility in April 2000, the Company reduced its exposure to the previous logistical inefficiencies and sales limitations of its Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Current alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail. The Company believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by it for the importation of LPG. The Company believes that the Matamoros Terminal Facility and the Saltillo Terminal (in the future as described below) enhances its strategic position for the sale of LPG in northeastern Mexico.

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

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on November 30, 2006. The Company has an option to renew for five additional five year terms. Currently, substantially all of the Company's LPG supply is received by the Leased Pipeline, which flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by the Company to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel. The Company intends to complete upgrades (see below) which would allow the Company to utilize the water dock facility for the loading or offloading of barges of LPG or other products. The railroad loading facilities are being used by the Company for sales of LPG to other US or Canadian customers and to provide the Company with increased flexibility in managing its LPG supplies and sales.

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

     US - Mexico Pipelines. The Company's US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.

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

     OTHER. The Company's other facilities and pending projects which may expand the Company's business activities are as follows:

     The Saltillo Terminal. The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Saltillo Terminal. The relocation of the Saltillo terminal is very important to the Company's growth strategy in Mexico. The expense of such relocation is estimated to be $500,000.

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

     The Company at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline's capacity is estimated to be between 300 million and 360 million gallons per year.

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

     Since March 2001, PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG SALES TO PMI. The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, to be delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico or alternate delivery points as prescribed under the Old Agreements.

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

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI had not taken delivery. The Company received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9 to the consolidated financial statements). At July 31, 2001, the obligation to deliver LPG totaled approximately $11.5 million related to such sales (approximately 26.6 million gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG, subject to monthly adjustments based on seasonality (the "Contract"). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     In connection with the Contract, the parties also executed a settlement agreement, whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     Revenues from PMI totaled approximately $132.8 million for the year ended July 31, 2003, representing approximately 82.0% of total revenues for the period.

     ACQUISITION OF MEXICAN SUBSIDIARIES. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price from an officer and consultant of the Company (see note D to the consolidated financial statements).

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. Tergas has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by an officer of the Company and the remaining balance is owned by a consultant of the Company (see above). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and, as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed until February 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as PMI. Tergas previously received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     LPG SUPPLY. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). For the year ending July 31, 2003, under the Exxon Supply Contract, Exxon has supplied an average of approximately 13.8 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. For the year ending July 31, 2003, under the Koch Supply Contract, Koch has supplied an average of approximately 5.8 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, prior to April 2002, the Company paid additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month excluding El Paso (actual deliveries have been approximately 21.3 million gallons per month during fiscal 2003 excluding El Paso), although the Contract provides for lesser quantities.

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

COMPETITION

     LPG. LPG production within Mexico could impact the quantity of LPG imported into Mexico. The Company competes with several major oil and gas and trucking companies and other foreign suppliers of LPG for the export of LPG to Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company. The
Company is aware of several cross border pipeline permits which have been granted to others for transportation of LPG and/or refined products. However, the Company is not aware of any such pipelines currently operating.

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

     The Company believes that its ECCLP, Leased Pipeline, the US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility, the Matamoros Terminal Facility and the Saltillo Terminal (in the future as described above) leave it well positioned to successfully compete for LPG supply contracts with PMI and, upon Deregulation, if ever, with local distributors in northeastern Mexico.

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

EMPLOYEES

     As of July 31, 2003, the Company has 22 employees, including two in finance, six in sales, seven in administration and seven in production. The Company retains subcontractors and three full time consultants in connection with its Mexico related operations. The Company also funds salaries related to its affiliate, Tergas in connection with the operation of the Matamoros Terminal Facility.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows for the fiscal years ended July 31,:

                                           2001         2002         2003
                                        -----------  -----------  -----------
                     U.S.               $11,521,638  $11,568,228  $11,250,443
                     Mexico               6,738,746    6,782,557    6,427,387
                                        -----------  -----------  -----------
                           Total        $18,260,384  $18,350,785  $17,677,830
                                        ===========  ===========  ===========

RIO VISTA ENERGY PARTNERS L.P.

     On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (the "Partnership"), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by the Partnership and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (the "Asset Transfer") in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Board of Directors anticipates that the Spin-Off will occur in late 2003 or in 2004, subject to a number of conditions, including the receipt of an independent appraisal of the assets to be transferred by the Company to the Partnership in connection with the Spin-Off that supports an acceptable level of federal income taxes to the Company as a result of the Spin-Off; the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

     Each shareholder of the Company will receive one common unit of the limited partnership interest in the Partnership for every eight shares of the Company's common stock owned as of the record date.

     Warrants issued to holders of the existing unexercised warrants of the Company will be exchanged in connection with the Spin-Off whereby the holder will receive options to acquire unissued units in the Partnership and unissued common shares of the Company in exchange for the existing warrants. The number of units and shares subject to exercise and the exercise price will be set to equalize each option's value before and after the Spin-Off.

     Ninety-eight percent of the cash distributions from the Partnership will be distributed to the limited unit holders and the remaining 2% will be distributed to the general partner for distributions up to $1.25 per unit annually (approximately $2.5 million per year). Distributions in excess of that amount will be shared by the limited unit holders and the general partner based on a formula whereby the general partner will receive disproportionately more distributions per unit than the limited unit holders as annual cash distributions exceed certain milestones.

     Subsequent to the Asset Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC ("Shore"), a company owned by Mr. Shore, options to each purchase 25% of the ownership interests in the Company's general partner interest in the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note P to the consolidated financial statements) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The Spin-Off will be a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. The Company intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Code as a distribution that
(i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

     The Company may have a federal income tax liability in connection with the Spin-Off. If the income tax liability resulting from the Spin-Off is greater than $2.5 million, the Partnership has agreed to indemnify the Company for any tax liability resulting from the transaction which is in excess of that amount.

     The Company believes that the Spin-Off, which effectively separates the Partnership, as a limited partnership, from the Company will provide greater growth opportunities for each company and the following overall benefits to the Company's shareholders:

     - Tax Efficiency. As a limited partnership, the Partnership will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, the Company believes that the Partnership will have an improved ability to raise capital for expansion. This expansion will benefit the Company directly though anticipated contractual arrangements between the parties and indirectly, through the Company's general partner interest.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, the Company anticipates that the Company will improve its competitiveness in making acquisitions of assets that generate "qualifying income," as this term is defined in
          Section  7704  of  the  Internal  Revenue  Code.

     - Recognition. As a limited partnership, the Company anticipates that both the Company and the Partnership will receive increased analyst coverage and acceptance in the marketplace.

ITEM  2.     PROPERTIES.

     As of July 31, 2003, the Company owned, leased or had access to the following facilities:

                                                                            APPROXIMATE          LEASE, OWN
LOCATION                              TYPE OF FACILITY                          SIZE            OR ACCESS(2)
-----------------------  -------------------------------------------  ------------------------  ------------

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

Extending from Kleberg   Seadrift Pipeline                            132 miles                 Leased(3)
County, Texas to
Cameron County, Texas

Markham, Texas           Salt Dome Storage                            500,000 bbls of  storage  Access(3)

Markham, Texas to King   Seadrift Pipeline
Ranch Plant                                                           155 mile pipeline         Access(3)

Extending from Nueces    ECCPL Pipeline                               46 miles                  Access(6)
County, Texas to King
Ranch Plant

Extending from           US-Mexico Pipelines                          23 miles                  Owned
Brownsville, Texas to
Matamoros, Mexico

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

Brownsville, Texas       Pipeline interconnection, Refined            300,000 bbls of           Owned(5) (7)
                         Products storage tanks                       storage

                         Land                                         12 acres                  Leased(5)

Palm Desert, California  Penn Octane Corporation Headquarters         3,400 square feet         Leased(4)


_____________

(1) The Company's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
(2) The Company's assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
(3) The Company's lease with Seadrift expires December 31, 2013. The Company has reserved for the calendar year ending December 31, 2003, 200,000 bbls of storage.
(4) The Company's lease with respect to its headquarters offices expires October 31, 2003. The Company expects to renew the lease. The monthly lease payments approximate $3,400 a month.
(5) The Company's lease with respect to the Tank Farm expires in November 30, 2006.
(6) The Company's use of the ECCPL is pursuant to the Exxon Supply Contract, which expires on September 30, 2009.
(7)  The  facilities  can  be  removed  upon  termination  of  the  lease.

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

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs were seeking actual and punitive damages. During July 2003 the lawsuit was settled whereby the Company agreed to pay the plaintiffs $45,000.

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

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson, have both been dismissed from the litigation pursuant to a summary judgment. Omnitrans appealed the summary judgment in favor of the Company and Penn Wilson. During August 2003, the Appellate Court issued a preliminary decision denying Omnitran's appeal of the summary judgment in favor of the Company and Penn Wilson. Oral argument on Omnitran's appeal is set for November 2003.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff'), which contracts with PMI for LPG testing services required to be performed under the Contract, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. During April 2003 the case proceeded to a jury trial. The Plaintiff demanded from the judge and jury approximately $850,000 in damages and interest. During May 2003, the jury found substantially in favor of the Company and awarded damages to Intertek of only approximately $228,000 and said sum was recorded as a judgment on June 5, 2003 and during August 2003 the Court awarded the Plaintiff interest and costs totaling approximately $50,000. In connection with the judgment, and the additional interest and costs, the Company recorded an additional expense of approximately $106,000 as of July 31, 2003 representing the additional expense over amounts previously accrued.

     On October 11, 2001, litigation was filed in the 197th Judicial District court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H to consolidated financial statements).

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The 2002 Annual Meeting of Stockholders of the Company (the "Meeting") was held at the Company's executive offices on July 31, 2003. The record date for the Meeting was July 14, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's two proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

     Proposal  #1  Election  of  Directors

Name of Director Elected             Votes For      Votes Withheld
------------------------             ---------      --------------
     Jerome  B.  Richter             8,476,104           18,764
     Richard "Beau" Shore, Jr.       8,476,104           18,764
     Charles  Handly                 8,476,104           18,764
     Ian  T.  Bothwell               8,476,104           18,764
     Jerry  L.  Lockett              8,476,104           18,764
     Stewart  J.  Paperin            8,476,104           18,764
     Harvey  L.  Benenson            8,476,104           18,764
     Emmett  M.  Murphy              8,476,104           18,764


Proposal #2    Ratification  of  the  appointment  of  Burton McCumber & Cortez,
               L.L.P. as the independent auditors of the Company for the fiscal year ending July 31, 2003.

                             For       Against     Abstain
                             ---       -------     -------
                          8,493,368     1,100       400

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


                                        LOW         HIGH
                                        ---         ----
FISCAL YEAR ENDED JULY 31, 2002:
First Quarter . . . . . . . . . . . .  $3.51        $4.50
Second Quarter. . . . . . . . . . . .   3.03         3.95
Third Quarter . . . . . . . . . . . .   2.18         3.70
Fourth Quarter. . . . . . . . . . . .   2.50         4.15

FISCAL YEAR ENDED JULY 31, 2003:
First Quarter . . . . . . . . . . . .  $1.90        $3.14
Second Quarter. . . . . . . . . . . .   2.02         3.30
Third Quarter . . . . . . . . . . . .   2.26         3.05
Fourth Quarter. . . . . . . . . . . .   2.51         3.75


     On October 10, 2003, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $3.05 per share. On October 10, 2003, the Company had 15,328,817 shares of common stock outstanding and approximately 300 holders of record of the common stock.

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

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1.2 million of principal was paid through the period ended April 30, 2003 of which $1.0 million was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $240,043 has been amortized for the year ended July 31, 2003.

     During December 2002, the Company issued a note for $250,000 (the "$250,000 Note") to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a certain holder of the Warrants and New Warrants, through reductions of debt obligations (see note H to the consolidated financial statements).

     During March 2003, a holder of the Extending Noteholders' notes agreed to acquire 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of outstanding debt and accrued interest owed to the holder totaling $403,480 (see note H to the consolidated financial statements).

     In connection with the Board Plan, during August 2003 the Board granted warrants to purchase 20,000 shares of common stock of the Company at exercise prices of $3.22 and $3.28 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Bracamontes, a former officer and director of the Company as severance compensation (see note D to the consolidated financial statements). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

     The above transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

EQUITY COMPENSATION PLANS
-------------------------

     The following table provides information concerning the Company's equity compensation plans as of July 31, 2003.

PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                          PLANS (EXCLUDING SECURITIES
                                                                            REFLECTED IN COLUMN (a))
                                  (a)                      (b)                        (c)
Equity compensation
  plans approved by             2,180,000                $   4.79              1,500,000 (1)(2)
   security holders

Equity compensation
plans not approved by           1,412,179                $   2.69                  -
  security holders (3)
                                ---------                                      ----------
     Total                      3,592,179                $   3.97              1,500,000
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

ITEM 6.  SELECTED  FINANCIAL  DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 2003, have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per-share data.

                                                          Year Ended July 31,
                                           --------------------------------------------------
                                              1999      2000      2001       2002      2003
                                           ----------  -------  ---------  --------  --------
Revenues                                   $35,338(1)  $98,515  $150,700   $142,156  $162,490

Income (loss) from continuing operations       1,125     1,461    (8,094)     4,123     1,958

Net income (loss)                                545     1,461    (8,094)     4,123     1,958

Net income (loss) from continuing
operations per common share                      .11       .11      (.57)       .28       .13

Net income (loss) per common share               .05       .11      (.57)       .28       .13

Total assets                                   8,909    31,537    40,070     30,155    27,838

Long-term obligations                            259     1,465     3,274        612        60

(1) The operations of PennWilson for the period from August 1, 1997 (date of incorporation) through May 25, 1999, the date operations were discontinued, are presented in the consolidated financial statements as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2003) refer to the Company's fiscal year ended July 31.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During fiscal 2003, the Company derived 82% of its revenues from sales of LPG to PMI, its primary customer.

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


LPG  SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal years ended July 31, 2001, 2002 and 2003.

                                         2001    2002    2003
                                        ------  ------  ------
Volume Sold

      LPG (millions of gallons) - PMI    167.2   243.5   211.1
      LPG (million of gallons) - Other    71.4    76.1    56.4
                                        ------  ------  ------
                                         238.6   319.6   267.5

Average sales price

      LPG (per gallon) - PMI            $ 0.67  $ 0.46  $ 0.63
      LPG (per gallon) - Other            0.55    0.47    0.52

RESULTS  OF  OPERATIONS


YEAR ENDED JULY 31, 2003 COMPARED WITH JULY 31, 2002

     Revenues. Revenues for the year ended July 31, 2003, were $162.5 million compared with $142.2 million for the year ended July 31, 2002, an increase of $20.3 million or 14.3%. Of this increase, $42.4 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended July 31, 2003 and $8.4 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the year ended July 31, 2003, partially offset by $20.4 million attributable to decreased volumes of LPG sold to PMI during the year ended July 31, 2003 and $10.2 million attributable to decreased volumes of LPG sold to customers other than PMI during the year ended July 31, 2003.

     Cost of goods sold. Cost of goods sold for the year ended July 31, 2003 was $152.4 million compared with $131.1 million for the year ended July 31, 2002, an increase of $21.2 million or 16.2%. Of this increase, $43.3 million was attributable to increases in the cost of LPG sold to PMI during the year ended July 31, 2003 and $6.6 million was attributable to increased costs of LPG sold to customers other than PMI during the year ended July 31, 2003, partially offset by $10.5 million attributable to decreased volume of LPG sold to customers other than PMI during the year ended July 31, 2003 and $17.9 million attributable to decreased volume of LPG sold to PMI during the year ended July 31, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $6.4 million for the year ended July 31, 2003, compared with $4.3 million for the year ended July 31, 2002, an increase of $2.0
million  or  47%.   The  increase  during  the  year  ended July 31, 2003, was principally due to legal and professional fees associated with the Spin-Off and litigation, consulting fees and compensation related costs.

     Other income (expense). Other income (expense) was $(1.8) million for the year ended July 31, 2003, compared with $(2.5) million for the year ended July 31, 2002. The decrease in other expense was due primarily to decreased amortization of discounts on outstanding debt, partially offset by settlements of litigation during the year ended July 31, 2003.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $5.3 million at July 31, 2003), the Company did not incur any additional U.S. income tax expense during the year ended July 31, 2003. The Company did incur $60,000 of Mexican income tax expense related to its Mexican subsidiaries. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at July, 31, 2003).

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total approximately $1.8 million at July 31, 2003 are due on December 15, 2003 (see Private Placements and Other Transactions below). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     In additional to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note R in the consolidated financial statement). As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Rio Vista Energy Partners L.P. below).

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 2001, 2002 and 2003. All information is in thousands.

                                                   2001         2002         2003
                                                 --------  --------------  --------
Net cash provided by operating activities . . .  $ 6,196   $       2,394   $ 4,735
Net cash used in investing activities . . . . .   (2,572)         (  717)     (167)
Net cash used in financing activities . . . . .   (2,327)         (2,839)   (1,253)
                                                 --------  --------------  --------
Net increase (decrease) in cash . . . . . . . .  $ 1,297   $      (1,162)  $ 3,315
                                                 --------  --------------  --------
Less net decrease (increase) in restricted cash     (940)            942    (3,375)
                                                 --------  --------------  --------
Net increase (decrease) in non-restricted cash.  $   357   $      (  220)  $ (  60)
                                                 ========  ==============  ========

     Sales to PMI. The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (the "Old Agreements"), for the annual sale of a combined minimum of 151.2 million gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico or alternative delivery points as prescribed under the Old Agreements.

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

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39.6 million gallons (the "Sold LPG") for which PMI had not taken delivery. The Company received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9 to the consolidated financial statements). At July 31, 2001, the obligation to deliver LPG totaled approximately $11.5 million related to such sales (approximately 26.6 million gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17.0 million gallons of LPG, subject to monthly adjustments based on seasonality (the "Contract"). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     In connection with the Contract, the parties also executed a settlement agreement, whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $132.8 million for the year ended July 31, 2003, representing approximately 82% of total revenue for the period.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment"). For the year ending July 31, 2003, under the Exxon Supply Contract, Exxon has supplied an average of approximately 13.8 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. For the year ending July 31, 2003, under the Koch Supply Contract, Koch has supplied an average of approximately 5.8 million gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, prior to April 2002, the Company paid additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million) which allows deliveries of the Koch Supply into the ECCPL.

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24.0 million gallons per month excluding El Paso (actual deliveries have been approximately 21.3 million gallons per month during fiscal 2003 excluding El Paso), although the Contract provides for lesser quantities.

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

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline is $1.0 million including monthly service payments of $8,000 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. The Company is also required to pay for a minimum volume of storage of $300,000 per year (based on reserved storage of 8.4 million gallons) beginning January 1, 2000. In connection with the Pipeline Lease, the Company may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance.

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

     In connection with the settlement, the Company agreed to pay CPSC $5.8 million (the "Purchase Price") for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3.2 million. The remaining $2.6 million was paid at the closing of the settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1.5 million (the "CPSC Note") (payable in 36 monthly installments of approximately $46,000 (reduced to payments of approximately $42,000 beginning April 2003), including interest at 9% per annum) and $900,000 (the "Other Note") (payable in 36 equal monthly installments of approximately $29,000 (see note H to consolidated financial statements), including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes H and K to the consolidated financial statements). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2.6 million of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

     The Sold Asset transferred to CPSC in connection with the settlement consisted of real estate of the Company with an original cost to the Company of $3.8 million and with a remaining book value totaling approximately $1.9 million (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1.9 million. Through March 2003, CPSC's obligations under the Debt were paid by the Company through direct offsets by the Company against the CPSC Note. During April 2003, CPSC paid the remaining amount due under the Debt. CPSC also granted the Company a pipeline related easement on the Sold Asset. Until the Debt was fully paid the principal of $1.9 million plus accrued and unpaid interest was included in long-term debt and the corresponding amount required to be paid by CPSC was recorded as a mortgage receivable (see note H to the consolidated financial statements). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount has been included as part of the cost of the Acquired Assets in the accompanying consolidated financial statements at July 31, 2001.

     Until the security interests as described above are perfected, Mr. Richter is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price from an officer and consultant of the Company (see note D to the consolidated financial statements).

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros
Terminal Facility. Tergas is owned 95% by an officer of the Company and the remaining balance is owned by a consultant of the Company (see above). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     The  Company  had  previously  completed  construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Saltillo Terminal. The relocation of the Saltillo terminal is very important to the Company's growth strategy in Mexico. The expense of such relocation is estimated  to  be  $500,000.

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

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed until February 2003. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government begins to accept applications once more. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as PMI. Tergas previously received authorization from Mexican Customs authorities regarding the use of the US-Mexico Pipelines for the importation of LPG.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Credit Arrangements. As of July 31, 2003, the Company has a $15.0 million credit facility with RZB Finance L.L.C. ("RZB") through January 31, 2004 for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes H and L to the consolidated financial statements).

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke and/or Koch, letters of credit are issued on a monthly basis based on anticipated purchases.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of $3.4 million at July 31, 2003). At July 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets. Outstanding letters of credit at July 31, 2003 totaled approximately $7.2 million.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15.0 million is effective until January 31, 2004 when it will be automatically reduced to $12.0 million.

     Interest costs associated with the RZB Credit Facility totaled $839,130, $452,164, and $732,718 for the years ended July 31, 2001, 2002 and 2003.

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

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (the "US Assets") and Mexico (the "Mexican Assets"), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the "Collateral"). Mr. Richter has also pledged 2.0 million shares of common stock of the Company owned by Mr. Richter (1.0 million shares to be released when the required security interests in the US Assets have been granted and perfected and all of the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001. The release of the first 1.0 million shares will be transferred to the Company as collateral for Mr. Richter's Promissory Note. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note L to the consolidated financial statements). Investec PMG Capital, formerly PMG Capital Corp., ("Investec") has agreed to serve as the collateral agent.

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (the "New Notes") due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (the "New Note Warrants"). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes are to be secured by the Collateral and the 2.0 million shares of the Company which are owned by Mr. Richter.

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

     During November 2001, in connection with notes, in the aggregate amount of $1,042,603 issued to the Company by certain officers, directors and a related party (the "Note Issuers"), the Company and the Note Issuers agreed to exchange 36,717 shares of common stock of the Company owned by the Note Issuers, and which shares were being held by the Company as collateral for the notes, for payment of all unpaid interest owing to the Company through October 31, 2001 ($146,869). In addition, the Company agreed to extend the date of the notes issued by the Note Issuers to October 31, 2003. The accrued interest has been reserved in total by the Company. Therefore, the Company has accounted for the receipt of the shares as a reduction of the principal amount due on the notes at the quoted price of the shares at the date of the agreement.

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

     In January 2002, the Company loaned Mr. Richter, the Company's Chief Executive Officer, Chairman of the Board and former President, $200,000 due in one year. The Company also had other advances to Mr. Richter of approximately $82,000 as of July 31, 2002, which were offset per the employment agreement against accrued and unpaid bonuses due to Mr. Richter. The note due from Mr. Richter in the amount of $200,000 plus accrued interest as of January 31, 2003, was paid through an offset against previously accrued bonus and profit sharing amounts due to Mr. Richter in January 2003.

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

     During October 2002, the Company agreed to accept the assets, collateralizing the $214,355 note (see note D to the consolidated financial statements), having a fair value of approximately $800,000 owned by Mr. Ian Bothwell, an executive officer and a director of the Company, (the "Officer") as full satisfaction of the Officer's stock note ($498,000) and promissory note ($214,355) owed to the Company (see note D to the consolidated financial statements).

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1.2 million of principal was paid through the period ended April 30, 2003 of which $1.0 million was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $240,043 has been amortized for the year ended July 31, 2003.

     During December 2002, the Company issued a note for $250,000 (the "$250,000 Note") to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to the holder related to the Extending Noteholders' Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480. In connection with this transaction the Company recorded additional interest expense of approximately $68,000 representing the difference between the market value and sales price on the day of the transaction.

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note,
(ii)  forgive  the remaining balance of his affiliate's $46,603 promissory note,
(iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000) and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company. The Company has an option to acquire Tergas, S.A. de C.V. ("Tergas") for a nominal price.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Bracamontes as severance compensation (see above). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

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

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000 (see above). Plaintiffs were seeking actual and punitive damages. During July 2003 the lawsuit was settled whereby the Company agreed to pay the plaintiffs $45,000.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (the "Plaintiff"), which contracts with PMI for LPG testing services required to be performed under the Contract, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. During April 2003 the case proceeded to a jury trial. The Plaintiff demanded from the judge and jury approximately $850,000 in damages and interest. During May 2003, the jury found substantially in favor of the Company and awarded damages to Intertek of only approximately $228,000 said sum was recorded as a judgment on June 5, 2003 and during August 2003 the Court awarded the Plaintiff interest and costs totaling approximately $50,000. In connection with the judgment, and the additional interest and costs, the Company recorded an additional expense of approximately $106,000 as of July 31, 2003 representing the additional expense over amounts previously accrued.

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H to the consolidated financial statements).

     Litigation. On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both recently been dismissed from the litigation pursuant to a summary judgment. Omnitrans appealed the summary judgments in favor of the Company and Penn Wilson. During August 2003, the Appellate Court issued a preliminary decision denying Omnitran's appeal of the summary judgment in favor of the Company and Penn Wilson. Oral argument on Omnitran's appeal is set for November 2003.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total approximately $1.8 million at July 31, 2003 are due on December 15, 2003 (see note H to the consolidated financial statements).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note R to the consolidated financial statements). As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to (1) restructure certain of the obligations discussed in the first paragraph and/or generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax agreement in the event the Spin-Off occurs if the Company does not accomplish the restructuring or generate sufficient cash flow. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to extend the contract (see note Q) and increase the minimum monthly sales volume. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) raise additional debt and/or equity capital, (iv) increase and extend the RZB Credit Facility and (v) restructure certain of its liabilities and obligations.

     At July 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million. If the net operating loss carryforwards are utilized in the future, the Company will begin to pay federal income tax at the corporate income tax rate.

     Rio Vista Energy Partners L.P. On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (the "Partnership"), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by the Partnership and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (the "Asset Transfer") in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Board of Directors anticipates that the Spin-Off will occur in late 2003 or in 2004, subject to a number of conditions, including the receipt of an independent appraisal of the assets to be transferred by the Company to the Partnership in connection with the Spin-Off that supports an acceptable level of federal income taxes to the Company as a result of the Spin-Off; the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

     Each shareholder of the Company will receive one common unit of the limited partnership interest in the Partnership for every eight shares of the Company's common stock owned as of the record date.

     Warrants issued to holders of the existing unexercised warrants of the Company will be exchanged in connection with the Spin-Off whereby the holder will receive options to acquire unissued units in the Partnership and unissued common shares of the Company in exchange for the existing warrants. The number of units and shares subject to exercise and the exercise price will be set to equalize each option's value before and after the Spin-Off.

     Ninety-eight percent of the cash distributions from the Partnership will be distributed to the limited unit holders and the remaining 2% will be distributed to the general partner for distributions up to $1.25 per unit annually (approximately $2.5 million per year). Distributions in excess of that amount will be shared by the limited unit holders and the general partner based on a formula whereby the general partner will receive disproportionately more distributions per unit than the limited unit holders as annual cash distributions exceed certain milestones.

     Subsequent to the Asset Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC ("Shore"), a company owned by Mr. Shore, options to each purchase 25% of the ownership interests in the Company's general partner interest in the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note P to the consolidated financial statements) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The Spin-Off will be a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. The Company intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Code as a distribution that
(i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

     The Company may have a federal income tax liability in connection with the Spin-Off. If the income tax liability resulting from the Spin-Off is greater than $2.5 million, the Partnership has agreed to indemnify the Company for any tax liability resulting from the transaction which is in excess of that amount.

     The Company believes that the Spin-Off, which effectively separates the Partnership, as a limited partnership, from the Company will provide greater growth opportunities for each company and the following overall benefits to the Company's shareholders:

     - Tax Efficiency. As a limited partnership, the Partnership will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, the Company believes that the Partnership will have an improved ability to raise capital for expansion. This expansion will benefit the Company directly though anticipated contractual arrangements between the parties and indirectly, through the Company's general partner interest.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, the Company anticipates that the Company will improve its competitiveness in making acquisitions of assets that generate "qualifying income," as this term is defined in
          Section  7704  of  the  Internal  Revenue  Code.

     - Recognition. As a limited partnership, the Company anticipates that both the Company and the Partnership will receive increased analyst coverage and acceptance in the marketplace.

     Liquidity:
     ---------

     The Partnership expects that once the period for minimum distributions commences it will distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.25 per common unit, or $1.00 per year, to the extent that the Partnership has sufficient cash from operations after establishment of cash reserves and payment of expenses, including the reimbursement of our general partner fees and the guarantees and tax agreement discussed below. The Company intends to restructure certain of its liabilities and obligations to the extent possible, but there can be no assurance that such restructuring can be accomplished or that it will be adequate to allow the Company to pay such liabilities and obligations when due.

     A portion of the Company's current cash flow from operations will be shifted to the Partnership as a result of Spin-Off. As a result, the Company's remaining cash flow from operations may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor and will continue to pledge all of its assets as collateral on the Company's existing debt obligations. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. However as a result of the distributions, the Partnership may not have sufficient cash flow to pay any obligations related to its guarantees and tax agreement.

     If the Company's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and the Partnership is unable to satisfy its guarantees and /or tax agreement, the Company may be required to pursue additional debt and/or equity financing. In such event, the Company's management does not believe that the Company would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to the Company or at all. If additional financing is available through the sale of the Company's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution to existing stockholders may occur. There is no assurance that the Company would be able to raise any additional capital if needed. If additional financing can not be accomplished and the Company is unable to pay its liabilities and obligations when due or to restructure certain of its liabilities and obligations, the Company may suffer material adverse consequences to its business, financial condition and results of operations.

     Contractual Obligations and Commercial Commitments. The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of July 31, 2003. Where applicable LPG prices are based on the July 2003 monthly average as published by Oil Price Information Services.

                                                      PAYMENTS  DUE  BY  PERIOD
                                                       (AMOUNTS  IN  MILLIONS)
                                    ---------------------------------------------------
                                              Less than    1 - 3      4 - 5     After
Contractual Obligations              Total      1 Year     Years      Years    5 Years
----------------------------------  --------  ----------  --------  ---------  --------

Long-Term Debt Obligations          $      -  $        -  $      -  $       -  $      -
Operating Leases                        12.8         1.4       2.8        2.6       6.0
LPG Purchase Obligations               540.9       117.4     163.9      163.9      95.7
Other Long-Term Obligations               .1           -        .1          -         -
                                    --------  ----------  --------  ---------  --------
Total Contractual Cash Obligations  $  553.8  $    118.8  $  166.8  $   166.5  $  101.7
                                    ========  ==========  ========  =========  ========

                                         AMOUNT  OF  COMMITMENT  EXPIRATION
                                                     PER  PERIOD
                                               (AMOUNTS IN MILLIONS)

                                ----------------------------------------------------
Commercial                      Total Amounts   Less than   1 - 3   4 - 5     Over
Commitments                       Committed       1 Year    Years   Years   5 Years
------------------------------  --------------  ----------  ------  ------  --------

Lines of Credit                 $            -  $        -  $    -  $    -  $      -
Standby Letters of Credit                  7.2         7.2       -       -         -
Guarantees                                 N/A         N/A     N/A     N/A       N/A
Standby Repurchase Obligations             N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments               N/A         N/A     N/A     N/A       N/A
                                --------------  ----------  ------  ------  --------
Total Commercial Commitments    $          7.2  $      7.2  $    -  $    -  $      -
                                ==============  ==========  ======  ======  ========

FINANCIAL  ACCOUNTING  STANDARDS

In August 2001 Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2001, 2002 and 2003.

The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At July 31, 2001, 2002 and 2003 the Company had no derivative financial instruments.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Board of Directors
Penn Octane Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2002 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note P to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) the Company has a deficit in working capital and 2) significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes and the $250,000 Note, the RZB Credit Facility and the notes related to the Settlement. In addition, if the Spin-Off discussed in note R occurs, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and the Company's ability to obtain cash from operations or additional debt or equity financing may be limited. Management's plans in regard to these matters are also described in note P. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



                                  /s/  BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
September 19, 2003

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                               JULY 31

                                               ASSETS


                                                                               2002         2003
                                                                            -----------  -----------
Current Assets
    Cash (including restricted cash of $29,701 and $3,404,782 at 2002 and
    2003)                                                                   $   160,655  $ 3,475,846

    Trade accounts receivable (less allowance for doubtful accounts of
    $5,783 at 2002 and 2003)                                                  7,653,986    4,143,458

    Notes receivable - related parties                                          214,356            -

    Inventories                                                                 938,672      878,082

    Assets held for sale                                                              -      720,000

    Mortgage receivable                                                       1,935,723            -

     Prepaid expenses and other current assets                                  254,654      476,109
                                                                            -----------  -----------
      Total current assets                                                   11,158,046    9,693,495

Property, plant and equipment - net                                          18,350,785   17,677,830

Lease rights (net of accumulated amortization of $661,740 and $707,535 at
2002 and 2003)                                                                  492,299      446,504

Other non-current assets                                                        154,209       19,913
                                                                            -----------  -----------

        Total assets                                                        $30,155,339  $27,837,742
                                                                            ===========  ===========



               The accompanying notes are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                  JULY 31

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2002          2003
                                                                              -------------  -------------
Current Liabilities

    Current maturities of long-term debt                                      $  3,055,708   $    746,933

    Short-term debt                                                              3,085,000      1,744,128

    Revolving line of credit                                                       150,000              -

    LPG trade accounts payable                                                   8,744,432      7,152,098

    Other accounts payable                                                       3,584,848      2,470,880

    Foreign taxes payable                                                                -         60,000

    Accrued liabilities                                                            860,551      1,083,966
                                                                              -------------  -------------

      Total current liabilities                                                 19,480,539     13,258,005

Long-term debt, less current maturities                                            612,498         60,000

Commitments and contingencies                                                            -              -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at 2002 and 2003                                    -              -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at 2002
    and 2003                                                                             -              -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    14,870,977 and 15,274,749 shares issued and outstanding at 2002 and
    2003                                                                           148,709        152,747

    Additional paid-in capital                                                  26,919,674     28,298,301

    Notes receivable from an officer of the Company and another party for exercise of warrants, net of reserves of $754,175 and $535,736 at 2002
    and 2003                                                                    (4,014,481)    (2,897,520)

    Accumulated deficit                                                        (12,991,600)   (11,033,791)
                                                                              -------------  -------------

    Total stockholders' equity                                                  10,062,302     14,519,737
                                                                              -------------  -------------

        Total liabilities and stockholders' equity                            $ 30,155,339   $ 27,837,742
                                                                              =============  =============


                    The accompanying notes are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED JULY 31



                                                            2001             2002               2003
                                                       ---------------  ---------------  ------------------
Revenues                                               $  150,699,999   $  142,156,099   $     162,489,565
Cost of goods sold                                        151,475,598      131,129,110         152,375,349
                                                       ---------------  ---------------  ------------------

    Gross profit (loss)                                      (775,599)      11,026,989          10,114,216

Selling, general and administrative expenses
    Legal and professional fees                             1,139,141        1,568,002           2,597,065
    Salaries and payroll related expenses                   1,230,456        1,646,308           2,411,843
    Other                                                   1,248,042        1,132,546           1,380,009
                                                       ---------------  ---------------  ------------------
                                                            3,617,639        4,346,856           6,388,917
                                                       ---------------  ---------------  ------------------
      Operating income (loss)                              (4,393,238)       6,680,133           3,725,299

Other income (expense)
    Interest expense                                    (   3,615,477)   (   2,538,395)      (   1,757,664)
    Interest income                                            39,576           27,550              95,327
    Settlement of litigation                                 (115,030)               -     (       145,153)
                                                       ---------------  ---------------  ------------------
      Income (loss) before taxes                           (8,084,169)       4,169,288           1,917,809

Provision (benefit) for income taxes                            9,641           46,693    (         40,000)
                                                       ---------------  ---------------  ------------------

    Net income (loss)                                  $   (8,093,810)  $    4,122,595   $       1,957,809
                                                       ===============  ===============  ==================

Net income (loss) per common share                     $        (0.57)  $         0.28   $            0.13
                                                       ===============  ===============  ==================
Net income (loss) per common share assuming dilution   $        (0.57)  $         0.27   $            0.13
                                                       ===============  ===============  ==================
Weighted average common shares outstanding                 14,146,980       14,766,115          15,035,220
                                                       ===============  ===============  ==================


                      The accompanying notes are an integral part of these statements.

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               FOR THE YEARS ENDED JULY 31

                                                                2001                    2002                 2003
                                                       ----------------------  --------------------  --------------------
                                                         Shares      Amount      Shares     Amount     Shares     Amount
                                                       -----------  ---------  ----------  --------  ----------  --------
PREFERRED STOCK
    Beginning balance                                           -   $      -            -  $      -           -  $      -
                                                       ===========  =========  ==========  ========  ==========  ========
    Ending balance                                              -   $      -            -  $      -           -  $      -
                                                       ===========  =========  ==========  ========  ==========  ========
SENIOR PREFERRED STOCK
    Beginning balance                                           -   $      -            -  $      -           -  $      -
                                                       ===========  =========  ==========  ========  ==========  ========
    Ending balance                                              -   $      -            -  $      -           -  $      -
                                                       ===========  =========  ==========  ========  ==========  ========
COMMON STOCK
    Beginning balance                                  13,435,198   $134,352   14,427,011  $144,270  14,870,977  $148,709

    Issuance of common stock in connection with
    registration rights penalty                             3,480         35            -         -           -         -

    Issuance of common stock for services - August
    2000                                                    6,500         65            -         -           -         -

    Issuance of common stock in connection with
    settlement of litigation - August 2000                 12,500        125            -         -           -         -

    Issuance of common stock in connection with
    settlement of litigation - September 2000             100,000      1,000            -         -           -         -

    Issuance of common stock upon exercise of
    warrants - September 2000                             200,000      2,000            -         -           -         -

    Receipt of stock for cancellation of indebtedness     (78,383)      (784)           -         -           -         -

    Issuance of common stock upon exercise of
    warrants - October 2000                                 7,500         75            -         -           -         -

    Issuance of common stock for services -
    November 2000                                           4,716         47            -         -           -         -

    Issuance of common stock upon exercise of
    warrants - November 2000                              700,000      7,000            -         -           -         -

    Issuance of common stock in connection with
    bonus - December  2000                                 14,500        145            -         -           -         -

    Issuance of common stock for services -
    December 2000 - January 2001                            6,000         60            -         -           -         -

    Issuance of common stock upon exercise of
    warrants - July 2001                                   15,000        150            -         -           -         -

    Issuance of common stock upon exercise of
    warrants in exchange for debt obligations owed
    to the holder of the warrants - August 2001                 -          -       37,500       375           -         -

    Issuance of common stock upon exercise of
    warrants in exchange for debt obligations owed
    to the holder of the warrants - September 2001              -          -      275,933     2,759           -         -

    Issuance of common stock in connection with
    bonus - September 2001                                      -          -        1,000        10           -         -

    Issuance of common stock for services -
    September 2001                                              -          -       37,500       375           -         -


                              The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                   FOR THE YEARS ENDED JULY 31


                                                            2001                   2002                    2003
                                                    --------------------  ----------------------  ------------------------
                                                      Shares     Amount     Shares      Amount      Shares       Amount
                                                    ----------  --------  -----------  ---------  -----------  -----------
COMMON STOCK - CONTINUED
    Receipt of stock for payment of indebtedness -
    October 2001                                             -         -  (   36,717)      (367)           -            -

    Issuance of common stock upon exercise of
    warrants - November 2001                                 -         -      78,750        787            -            -

    Issuance of common stock upon exercise of
    warrants - June 2002                                     -         -      25,000        250            -            -

    Issuance of common stock upon exercise of
    warrants - July 2002                                     -         -      25,000        250            -            -

    Receipt of stock for payment of indebtedness             -         -           -          -    (   7,620)         (76)

    Issuance of common stock upon exercise of
    warrants in exchange for debt obligations owed
    to the holder of the warrants - March 2003               -         -           -          -      250,000        2,500

    Issuance of common stock in exchange for debt
    obligations - March 2003                                 -         -           -          -      161,392        1,614
                                                    ----------  --------  -----------  ---------  -----------  -----------
    Ending balance                                  14,427,011  $144,270  14,870,977   $148,709   15,274,749   $  152,747
                                                    ==========  ========  ===========  =========  ===========  ===========



                               The accompanying notes are an integral part of these statements.

                                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                           FOR THE YEARS ENDED JULY 31


                                                                  2001              2002               2003
                                                             ---------------  -----------------  -----------------
                                                                 Amount            Amount             Amount
                                                             ---------------  -----------------  -----------------
ADDITIONAL PAID-IN CAPITAL
    Beginning balance                                        $   21,782,638   $     25,833,822   $     26,919,674

    Sale of common stock                                                  -                  -            401,866

    Issuance of warrants in connection with settlement              300,000                  -                  -

    Loan discount                                                 1,620,403            207,283            384,665

    Grant of stock for bonus                                         43,355              2,790                  -

    Grant of stock for services                                      87,595            149,625                  -

    Common stock distributed in connection with the
    settlement of a lawsuit                                          (1,125)                 -                  -

    Grant of warrants for services                                  499,480                  -                  -

    Grant of warrants in connection with registration
    rights agreement                                                    (35)                 -                  -

    Receipt of common stock for cancellation of debt               (554,877)                 -                  -

    Receipt of stock for payment of indebtedness                          -           (146,502)           (30,404)

    Exercise of warrants                                          2,142,025            872,967            622,500

    Cost of registering securities                                  (85,637)              (311)                 -
                                                             ---------------  -----------------  -----------------
    Ending balance                                           $   25,833,822   $     26,919,674   $     28,298,301
                                                             ===============  =================  =================
STOCKHOLDERS' NOTES
    Beginning balance                                        $   (3,263,350)  $     (3,986,048)  $     (4,014,481)

    Note receivable from an officer of the Company
    and another party for exercise of warrants                     (698,000)                 -                  -

    Note receivable from an officer and director of the
    Company                                                               -           (200,000)           200,000

    Interest on another party note receivable                       (24,698)                 -                  -

    Reserve of interest                                                   -             24,698                  -

    Reduction in notes receivable                                         -            146,869             30,480

    Forgiveness of note receivable in connection with
    severance pay                                                         -                  -            448,077

    Receipt of assets for cancellation of note receivable                 -                  -            438,404
                                                             ---------------  -----------------  -----------------
    Ending balance                                           $   (3,986,048)  $     (4,014,481)  $     (2,897,520)
                                                             ===============  =================  =================
ACCUMULATED DEFICIT
    Beginning balance                                        $   (9,020,385)  $    (17,114,195)  $    (12,991,600)

    Net income (loss) for the year                               (8,093,810)         4,122,595          1,957,809
                                                             ---------------  -----------------  -----------------
    Ending balance                                           $  (17,114,195)  $    (12,991,600)  $    (11,033,791)
                                                             ===============  =================  =================


                          The accompanying notes are an integral part of these statements.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED JULY 31

                                                                                 2001            2002           2003
                                                                             --------------  -------------  ------------
Cash flows from operating activities:
Net income (loss)                                                            $  (8,093,810)  $  4,122,595   $ 1,957,809
Adjustments to reconcile net income (loss) to net cash  provided by  (used
in) operating activities:
         Depreciation and amortization                                             758,911        843,436       976,054
         Amortization of lease rights                                               45,795         45,795        45,795
         Non-employee stock based costs and other                                  222,988        374,870       166,537
         Amortization of loan discount                                           1,887,442        956,853       240,043
         Gain on sale of land                                                            -        (17,001)            -
         Gain on sale of equipment                                                       -              -      (231,925)
         Gain on settlement of litigation                                                -              -       (50,000)
         Interest expense associated with exchange of debt                               -              -        68,000
         Interest income - officer note                                                  -              -       (67,241)
         Salaries and payroll related expenses                                           -              -       523,349
         Other                                                                     106,570         33,281        58,834
Changes in current assets and liabilities:
         Trade accounts receivable                                                (986,213)    (2,856,873)    3,510,529
         Notes receivable - related parties                                              -       (200,000)            -
         Inventories                                                            (5,061,638)    11,246,407        60,590
         Prepaid and other current assets                                           22,562       (180,697)     (387,992)
         LPG trade accounts payable                                              4,310,867       (793,393)   (1,592,334)
         Obligation to deliver LPG                                              11,495,333    (11,495,333)            -
         Other assets and liabilities, net                                          (4,649)       158,599       134,296
         Other accounts payable and accrued liabilities                          1,491,810        155,671      (737,343)
         Foreign taxes payable                                                           -              -        60,000
                                                                             --------------  -------------  ------------
         Net cash provided by (used in) operating activities                     6,195,968      2,394,210     4,735,001
Cash flows from investing activities:
         Capital expenditures                                                   (2,572,367)      (789,069)     (534,883)
         Sale of land                                                                    -         72,001             -
         Proceeds from sale of equipment                                                 -              -       368,303
                                                                             --------------  -------------  ------------
         Net cash used in investing activities                                  (2,572,367)      (717,068)     (166,580)
Cash flows from financing activities:
         Revolving credit facilities                                            (3,538,394)       150,000      (150,000)
         Issuance of debt                                                        1,046,000        381,032       584,711
         Debt issuance costs                                                      (326,232)             -             -
         Issuance of common stock                                                1,453,249        287,511             -
         Costs of registration                                                     (85,637)          (568)            -
         Reduction in debt                                                        (875,518)    (3,632,324)   (1,687,941)
         Reserve of interest on note receivable from another party                       -        (24,698)            -
                                                                             --------------  -------------  ------------
         Net cash provided by (used in) financing activities                    (2,326,532)    (2,839,047)   (1,253,230)
                                                                             --------------  -------------  ------------
                  Net increase (decrease) in cash                                1,297,069     (1,161,905)    3,315,191
Cash at beginning of period                                                         25,491      1,322,560       160,655
                                                                             --------------  -------------  ------------
Cash at end of period                                                        $   1,322,560   $    160,655   $ 3,475,846
                                                                             ==============  =============  ============
Supplemental disclosures of cash flow information:
         Cash paid during the year for:
         Interest (including capitalized interest of $120,000 in 2001)       $   1,806,356   $  1,756,998   $ 1,522,960
                                                                             ==============  =============  ============
         Taxes                                                               $      27,141   $          -   $         -
                                                                             ==============  =============  ============
Supplemental disclosures of noncash transactions:
         Equity - common stock and warrants issued and other                 $   3,575,382   $    974,915   $ 1,345,145
                                                                             ==============  =============  ============
         Notes receivable exchanged for common stock                         $    (555,661)  $   (146,869)  $   (30,480)
                                                                             ==============  =============  ============
         Mortgage receivable                                                 $  (1,934,872)  $       (851)  $ 1,935,723
                                                                             ==============  =============  ============
         Equipment exchange for notes receivable                             $           -   $          -   $   720,000
                                                                             ==============  =============  ============



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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 74%, 78% and 82% of the Company's total revenues for the years ended July 31, 2001, 2002 and 2003, respectively.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries including its recently formed Rio Vista Energy Partners, LP and its subsidiaries, all inactive (see note R), Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and subsidiaries, its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal) and its other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

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

     In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2001, 2002 and 2003.

     3.  INCOME  TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 2003.

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

     8.  STOCK-BASED  COMPENSATION

     SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation" and "Accounting for Stock-Based Compensation-Transition and Disclosure", establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

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

     11.  FINANCIAL  INSTRUMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
     133), which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At July 31, 2001, 2002 and 2003 the Company had no derivative financial instruments.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INCOME (LOSS) PER COMMON SHARE

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note J for the warrants):

                                                  For the year ended July 31, 2001
                                             -------------------------------------------
                                              Income (Loss)      Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                             ---------------  -------------  -----------
     Net income (loss)                       $   (8,093,810)
     BASIC EPS
     Net income (loss) available to common
        stockholders                             (8,093,810)     14,146,980  $(  0.57  )
                                                                             ===========

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -               -

     DILUTED EPS
     Net income (loss) available to common              N/A             N/A          N/A
        stockholders



                                                  For the year ended July 31, 2002
                                             -------------------------------------------
                                              Income (Loss)      Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                             ---------------  -------------  -----------
     Net income (loss)                       $    4,122,595

     BASIC EPS
     Net income (loss) available to common
        stockholders                              4,122,595      14,766,115  $      0.28
                                                                             ===========

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -         351,424
                                             ---------------  -------------

     DILUTED EPS
     Net income (loss) available to common
        stockholders                         $    4,122,595      15,117,539  $      0.27
                                             ===============  =============  ===========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                                  For the year ended July 31, 2003
                                             -------------------------------------------
                                              Income (Loss)      Shares       Per-Share
                                               (Numerator)    (Denominator)    Amount
                                             ---------------  -------------  -----------
     Net income (loss)                       $    1,957,809

     BASIC EPS
     Net income (loss) available to common        1,957,809     15,035,220  $       0.13
        Stockholders                                                        ============

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -         80,610
     Convertible Preferred Stock                          -              -
                                             --------------  -------------

     DILUTED EPS
     Net income (loss) available to common
        stockholders                         $    1,957,809     15,115,830  $     0.13
                                             ==============  =============  ==========


NOTE D - NOTES FROM RELATED PARTIES

     During April 1997, Mr. Jerome B. Richter, the Company's Chief Executive Officer, Chairman of the Board and former President, exercised warrants to purchase 2,200,000 shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note was due on April 11, 2000. On April 11, 2000, Mr. Richter's issued a new promissory note totaling $3,196,693 (Mr. Richter's Promissory Note), representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on Mr. Richter's Promissory Note in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). In July 2002 the Company extended the due date to July 29, 2005. In connection with the extension, the Company agreed in Mr. Richter's employment agreement (see note K) to continue to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of the Company's common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20. Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of the Company as collateral. Those shares were subsequently pledged as collateral to the holders of certain of the Company's debt obligations (see note H). Mr. Richter's Promissory Note has been recorded as a reduction of stockholders' equity.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTES FROM RELATED PARTIES - CONTINUED

     On March 26, 2000, an affiliate of Mr. Jorge Bracamontes, a director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the affiliate of Mr. Bracamontes agreed to exchange 1,864 shares of common stock of the Company held by the affiliate of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the affiliate of Mr. Bracamontes to October 31, 2003. The affiliate of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of common stock of the Company as collateral.

     During March 2000, Mr. Bracamontes exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and Mr. Bracamontes agreed to exchange 19,954 shares of common stock of the Company held by Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bracamontes to October 31, 2003. Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 180,036 shares of common stock of the Company as collateral.

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his affiliate's $46,603 promissory note, (iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000) and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company. The Company has an option to acquire Tergas, S.A. de C.V. (Tergas) for a nominal price.

     During September 2000, Mr. Ian Bothwell, a director and executive officer of the Company, exercised warrants to purchase 200,000 shares of common stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due in April 2001. During November 2001, the Company and Mr. Bothwell agreed to exchange 14,899 shares of common stock of the Company held by Mr. Bothwell for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bothwell to October 31, 2003.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTES FROM RELATED PARTIES - CONTINUED

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by Mr. Bothwell (Buyer) of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of the Company owned by the Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note had a balance of $214,355 and was collateralized by compressed natural gas refueling station assets and 60,809 shares of the Company's common stock owned by the Buyer.

     During October 2002, the Company agreed to accept the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for all notes outstanding at the time (with total principal amount of $652,759 plus accrued interest) owed to the Company by Mr. Bothwell. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income as of July 31, 2003 on the notes of approximately $67,241, which has been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     In January 2002, the Company loaned Mr. Richter, $200,000 due in one year. The Company had also made other advances to Mr. Richter of approximately $82,000 as of July 31, 2002, which were offset per his employment agreement against accrued and unpaid bonuses due to Mr. Richter. The note due from Mr. Richter in the amount of $200,000 plus accrued interest as of January 31, 2003, was paid through an offset against previously accrued bonus and profit sharing amounts due to Mr. Richter in January 2003.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant  and  equipment consists of the following as of July 31, :

                                                             2002          2003
                                                         ------------  ------------
LPG:
    Midline pump station                                 $ 2,449,628   $ 2,443,988
    Brownsville Terminal Facility: (a)
      Building                                               173,500       173,500
      Terminal facilities                                  3,631,207     3,631,207
      Tank Farm                                              370,855       373,945
      Leasehold improvements                                 302,657       302,657
      Capital construction in progress                        96,212        96,212
      Equipment                                              502,557       226,285
                                                         ------------  ------------
                                                           7,526,616     7,247,794
                                                         ------------  ------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)

      U.S. Pipelines and Rights of Way                     6,497,471     6,680,242
      Mexico Pipelines and Rights of Way                     993,300       993,300
      Matamoros Terminal Facility                          5,074,087     5,107,514
      Saltillo Terminal                                    1,027,267     1,027,267
      Land                                                   856,358       856,358
                                                         ------------  ------------
                                                          14,448,483    14,664,681
                                                         ------------  ------------
            Total LPG                                     21,975,099    21,912,475
                                                         ------------  ------------
Other:
    Automobile                                                10,800             -
    Office equipment                                          72,728        93,201
    Software                                                       -        75,890
                                                         ------------  ------------
                                                              83,528       169,091
                                                         ------------  ------------
                                                          22,058,627    22,081,566
      Less:  accumulated depreciation and amortization    (3,707,842)   (4,403,736)
                                                         ------------  ------------

                                                         $18,350,785   $17,677,830
                                                         ============  ============
      (a)  See note R.

     The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Saltillo Terminal. The expense of such relocation is estimated to be $500,000.

     Depreciation and amortization expense of property, plant and equipment totaled $758,911, $843,435 and $976,055 for the years ended July 31, 2001,
     2002  and  2003,  respectively.

     Property, plant and equipment, net of accumulated depreciation, includes $6,782,557 and $6,427,387 of costs, located in Mexico at July 31, 2002 and 2003, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  F  -  INVENTORIES

     Inventories consist of the following as of July 31,:

                                                   2002                2003
                                           -------------------  -------------------
                                            Gallons     Cost     Gallons     Cost
                                           ---------  --------  ---------  --------
         LPG:
            Leased Pipeline                1,175,958  $458,091  1,175,958  $638,623
            Brownsville Terminal Facility
              Matamoros Terminal Facility
              and railcars  leased by the
              Company                        806,688   314,243    440,771   239,368
            Markham Storage and other        427,003   166,338        168        91
                                           ---------  --------  ---------  --------

                                           2,409,649  $938,672  1,616,897  $878,082
                                           =========  ========  =========  ========


NOTE  G  -  INCOME  TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at July 31,:

                                                       2002                                      2003
                                      ----------------------------------------  ----------------------------------------

                                           Assets             Liabilities            Assets             Liabilities
                                      -------------------  -------------------  -------------------  -------------------

     Depreciation
     Bad debt reserve                 $                 -  $           133,000  $                 -  $           193,000
     Receivable                                   140,000                    -                2,000                    -
     Alternative minimum tax credits               12,000                    -                    -                    -
     Deferred interest cost                             -                    -               84,000                    -
     Deferred other cost                        1,552,000                    -            1,346,000                    -
     Rio Vista Registration costs                 172,000                    -              228,000                    -
     Net operating loss carryforward                    -                    -              156,000                    -
                                                2,277,000                    -            1,797,000                    -
                                      -------------------  -------------------  -------------------  -------------------
                                                4,153,000              133,000            3,613,000              193,000
     Less: valuation allowance
                                                4,153,000              133,000            3,613,000              193,000
                                      -------------------  -------------------  -------------------  -------------------
                                      $                 -  $                 -  $                 -  $                 -
                                      ===================  ===================  ===================  ===================


     There is no current or deferred U.S. income tax expense for the years ended July 31, 2001, 2002 and 2003. The Company did incur U.S. alternative minimum tax for the years ended July 31, 2003 totaling $29,000. The Company was in a loss position for 2001 and utilized net operating loss carryforwards in 2002 and 2003. The Company has estimated a Mexican income tax of $60,000 for the year ended July 31, 2003. The Mexican subsidiaries file their income tax returns on a calendar year basis.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  G  -  INCOME  TAXES  -  CONTINUED

     At July 31, 2003, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:


                         Year ending             Tax Loss
                           July 31,            Carryforward
                         ------------          -------------

                             2021              $   5,285,000
                                               -------------
                                                   5,285,000
                                                ============


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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  DEBT  OBLIGATIONS  -  CONTINUED

     Restructuring  of  Notes  -  Continued
     --------------------------------------

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

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (US Assets) and Mexico (Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). Mr. Richter has also pledged 2,000,000 shares of common stock of the Company owned by Mr. Richter (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001. The release of the first 1,000,000 shares will be transferred to the Company as collateral for Mr. Richter's Promissory Note. The Collateral is also being pledged in connection with the issuance of other indebtedness by the Company (see note L). Investec PMG Capital, formerly PMG Capital Corp., (Investec) has agreed to serve as the collateral agent.

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

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to Investec (including cash, new warrants granted and modifications to warrants previously granted to Investec in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. Total amortization of discounts related to the Notes and the Restructured Notes and included in the consolidated statements of operations was $1,670,794, and $599,475 for the years ended July 31, 2001 and 2002.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  DEBT  OBLIGATIONS  -  CONTINUED

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of the Company (New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes are to be secured by the Collateral and the 2,000,000 shares of the Company which are owned by Mr. Richter.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  DEBT  OBLIGATIONS  -  CONTINUED

     Extension  of  Restructured  Notes  and  New  Notes  -  Continued
     ---------------------------------------------------

     During June 2002 the Company issued a note for $100,000 (Additional Note) to a holder of the Restructured Notes and the New Notes. The $100,000 note provides for similar terms and conditions as the New Accepting Noteholders' notes (see below).

     Extension  of  New  Accepting  Noteholders'  Notes  and  Additional  Note
     -------------------------------------------------------------------------

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1,152,000 of principal was paid through the period ended April 30, 2003 of which $1,000,000 was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003.
     The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $240,043 has been amortized for the year ended July 31, 2003.

     The Company paid the portion of the New Accepting Noteholders' notes which were not extended, $355,000 plus accrued interest, on December 15, 2002.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to the holder related to the Extending Noteholders' Notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480. In connection with this transaction the Company recorded additional interest expense of approximately $68,000 representing the difference between the market value and sales price on the day of the transaction.

     Issuance  of  Promissory  Note
     ------------------------------

     During  December  2002,  the  Company  issued a note for $250,000 ($250,000
     Note) to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  H  -  DEBT  OBLIGATIONS  -  CONTINUED

     Debt consists of the following as of July 31,:

                                                                                                       2002        2003
                                                                                                    ----------  ----------
     Promissory note issued in connection with the acquisition of the US - Mexico Pipelines         $  837,918  $  284,731
     and the Matamoros Terminal Facility (see note L).

     Promissory note issued in connection with the acquisition of the US - Mexico Pipelines            554,159     198,178
     and the Matamoros Terminal Facility (see note L).

     Promissory note issued in connection with the purchase of property (see note L).                1,935,723           -

     Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001.     137,500     137,500

     Extending Noteholders' notes and $250,000 Note                                                  3,085,000   1,744,128

     Other debt                                                                                        202,906     186,524
                                                                                                    ----------  ----------

               Total debt                                                                            6,753,206   2,551,061

     Less:  Current maturities                                                                       3,055,708     746,933

          Short-term debt                                                                            3,085,000   1,744,128
                                                                                                    ----------  ----------

               Long-term debt                                                                       $  612,498  $   60,000
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

     During September 2003, the Company entered into a settlement agreement with one of the holders of a promissory note issued in connection with the acquisition of the US-Mexico Pipelines and the Matamoros Terminal Facility whereby the noteholder was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments of the noteholder's note (see note K).

     Mr. Richter is providing a personal guarantee for the punctual payment and performance under the CPSC Note until collateral pledged in connection with the note is perfected.

     Scheduled  maturities  are  as  follows:

           Year ending July 31,
           --------------------
                   2005                   $20,000
                   2006                    20,000
                   2007                    20,000
                                          -------
                                           60,000
                                          =======

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

     During March 2003, a holder of the Extending Noteholders' notes agreed to acquire 161,392 shares of common stock of the Company at a price of $2.50 per share. The purchase price was paid through the cancellation of outstanding debt and accrued interest owed to the holder totaling $403,480 (see note H).

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Bracamontes as severance compensation (see note D). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     STOCK  AWARD  PLAN
     ------------------

     Under the Company's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of the Company, of which 69,970 shares were unissued as of July 31, 2003, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of the Company to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

     During September 2001, the Company issued 37,500 shares of common stock of the Company to a consultant in payment for services rendered to the Company valued at $150,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  STOCK  WARRANTS

     In December 2002, the FASB issued SFAS No. 148, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

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

     In connection with the Board Plan, during August 2003 the Board granted warrants to purchase 20,000 shares of common stock of the Company at exercise prices of $3.22 and $3.28 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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

     SFAS  148  AND  123  DISCLOSURES
     --------------------------------

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows for the years ended July 31,:

                                                                       2001               2002            2003
                                                                -------------------  --------------  --------------
          Net income (loss) as reported                         $       (8,093,810)  $   4,122,595   $   1,957,809

          Less:  Total stock-based employee compensation
          expense determined under fair value based method for
          all awards, net of related tax effects                        (2,761,767)     (2,013,203)     (1,317,073)
                                                                -------------------  --------------  --------------

          Net income (loss) pro forma                                  (10,855,577)      2,109,392         640,736

          Net income (loss) per common share, as reported                     (.57)            .28             .13

          Net income (loss) per common share, pro forma                       (.77)            .14             .04

          Net income (loss) per common share assuming                         (.57)            .27             .13
          dilution, as reported

          Net income (loss) per common share assuming                         (.77)            .14             .04
          dilution, pro forma

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

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 80%; risk free interest rate of 1.75 and 1.81% depending on expected lives; and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  STOCK  WARRANTS  -  CONTINUED

     SFAS  148  AND  123  DISCLOSURES  -  CONTINUED
     --------------------------------

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 2001, 2002 and 2003, totaled $222,988, $374,870 and $166,537, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     A summary of the status of the Company's warrants as of July 31, 2001, 2002 and 2003, and changes during the years ending on those dates is presented below:

                                                2001                         2002                          2003
                                     ---------------------------  ---------------------------  ---------------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
               Warrants                Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
     ------------------------------  ----------  ---------------  ----------  ---------------  ----------  ---------------
     Outstanding at beginning of
       year                          4,154,988   $    3.82        4,377,488   $    3.67        3,911,555   $    3.87
     Granted                         1,395,000        3.82           60,000        3.84           30,000        2.82
     Exercised                       ( 922,500)       2.33         (442,183)       1.98        ( 250,000)       2.50
     Expired                          (250,000)       6.00         ( 83,750)       3.69          (99,376)       3.66
                                     ----------                   ----------                   ----------
     Outstanding at end of year      4,377,488        3.67        3,911,555        3.87        3,592,179        3.97
                                     ==========                   ==========                   ==========
     Warrants exercisable at end of
      year                           3,451,251                    3,574,027                    3,556,189

     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 2001, 2002 and 2003, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                        2001                          2002                          2003
                            ----------------------------  ----------------------------  ----------------------------
                               For warrants granted         For warrants granted           For warrants granted
                             Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
Exercise price compared to    average        average        average        average        average        average
market price on grant date  fair value   exercise price   fair value   exercise price   fair value   exercise price
--------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

Equals market price         $      5.06  $          6.77  $      2.69  $          3.84  $      1.82  $          2.82
Exceeds market price               1.84             4.16            -                -            -                -
Less than market price             2.30             2.50            -                -            -                -


     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended July 31, 2001, 2002 and 2003, respectively: dividend yield of 0% for all three years; expected volatility of 92%, 87% and 80%; risk-free interest rate of 6.02%, 3.59 to 4.72% and 1.75 to 1.81% depending on expected lives; and expected lives of 3 to 5, 5 and 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  J  -  STOCK  WARRANTS  -  CONTINUED

     SFAS  148  AND  123  DISCLOSURES  -  CONTINUED
     --------------------------------

     The following table summarizes information about the warrants outstanding at July 31, 2003:

                              Warrants Outstanding                  Warrants Exercisable
                           --------------------------             ------------------------
                                           Weighted
                              Number        Average    Weighted      Number      Weighted
                            Outstanding    Remaining    Average    Exercisable    Average
                                at        Contractual  Exercise        at        Exercise
Range of Exercise Prices   July 31, 2003     Life        Price    July 31, 2003    Price
-------------------------  -------------  -----------  ---------  -------------  ---------

       2.27 to $3.66          1,477,179   1.40 years  $    2.53      1,474,208  $    2.53

       3.99 to $4.60          1,705,000   1.39             4.53      1,705,000       4.53

       6.37 to $7.00            410,000   2.09             6.79        376,981       6.82
                           -------------                          -------------

       2.27 to $7.00          3,592,179   1.47        $    3.97      3,556,189  $    3.94
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

     On July 10, 2001, litigation was filed in the 164th Judicial District Court of Harris County, Texas by Jorge V. Duran and Ware, Snow, Fogel & Jackson L.L.P. against the Company alleging breach of contract, common law fraud and statutory fraud in connection with the settlement agreement between the parties dated July 26, 2000. Plaintiffs were seeking actual and punitive damages. During July 2003 the lawsuit was settled whereby the Company agreed to pay the plaintiffs $45,000.

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

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both been dismissed from the litigation pursuant to a summary judgment. Omnitrans appealed the summary judgment in favor of the Company and Penn Wilson. During August 2003, the Appellate Court issued a preliminary decision denying Omnitran's appeal of the summary judgment in favor of the Company and Penn Wilson. Oral argument on Omnitran's appeal is set for November 2003.

     On August 7, 2001, a Mexican company, Intertek Testing Services de Mexico, S.A. de C.V. (Plaintiff), which contracts with PMI for LPG testing services required to be performed under the Contract, filed suit in the Superior Court of California, County of San Mateo against the Company alleging breach of contract. During April 2003 the case proceeded to a jury trial. The Plaintiff demanded from the judge and jury approximately $850,000 in damages and interest. During May 2003, the jury found substantially in favor of the Company and awarded damages to Intertek of only approximately $228,000 and said sum was recorded as a judgment on June 5, 2003 and during August 2003 the Court awarded the Plaintiff interest and costs totaling approximately $50,000. In connection with the judgment, and the additional interest and costs, the Company recorded an additional expense of approximately $106,000 as of July 31, 2003 representing the additional expense over amounts previously accrued.

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. (Tanner); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H).

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

     As of July 31, 2003, the Company has a $15,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) through January 31, 2004 for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB (see notes H and L).

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke Energy NGL Services, Inc. (Duke) and/or Koch Hydrocarbon Company (Koch), letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at July 31, 2003 totaled approximately $7,200,000.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $3,404,782 at July 31, 2003). At July 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9,000,000 and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15,000,000 is effective until January 31, 2004 when it will be automatically reduced to $12,000,000.

     Interest costs associated with the RZB Credit Facility totaled $839,130, $452,164 and $732,718 for the years ended July 31, 2001, 2002 and 2003.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     OPERATING  LEASE  COMMITMENTS

     The Company has lease commitments for its pipeline, land, office space and office equipment.

     The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (Pipeline Lease Amendment) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (Effective Date). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline is $1,000,000 including monthly service payments of $8,000 through March 2004. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. The Company is also required to pay for a minimum volume of storage of $300,000 per year beginning January 1, 2000. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. As provided in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management currently believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time by giving thirty days notice only if its sales agreement with its main customer is terminated, and at any time by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its liquid propane gas terminal at the time of such termination or 2) $2,000,000.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     OPERATING  LEASE  COMMITMENTS  -  CONTINUED

     Rent expense was as follows for the years ended July 31,:

                                    2001         2002         2003
                                 -----------  -----------  -----------
Brownsville Lease and            $   113,056  $   108,744  $    96,760
    Other (a)
Minimum Rent Expense               1,954,564    1,911,385    1,396,431
Variable Rent Expense                783,297    1,218,843    1,202,893
                                 -----------  -----------  -----------

                Total            $ 2,850,917  $ 3,238,972  $ 2,696,084
                                 ===========  ===========  ===========

     (a)  See  note  R

     As of July 31, 2003, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

           Year ending July 31,
           --------------------
                   2004                   $1,434,805
                   2005                    1,425,368
                   2006                    1,407,779
                   2007                    1,310,822
                   2008                    1,275,000
                   Thereafter              5,950,000
                                          ----------
                                          12,803,774
                                          ==========

     EMPLOYMENT  CONTRACTS

     During the period February 1, 2001 through July 28, 2002, the Company continued the terms of the previous six year employment agreement with Mr. Richter which had expired on January 31, 2001. Effective July 29, 2002, the Company entered into a new three year employment agreement with Mr. Richter (Agreement). Under the terms of the Agreement, Mr. Richter is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, Mr. Richter was entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices. As of July 31, 2003, the Company has not made the warrant grant. Pursuant to the Agreement, Mr. Richter was granted a term life insurance policy in the amount of $5,000,000.

     In connection with the Agreement, the Company also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of the Company's common stock trades for a period of 90 days at a blended average price equal to $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to $6.20.

     Aggregate compensation under employment agreements totaled $300,000, $619,436 and $508,832 for the years ended July 31, 2001, 2002 and 2003, respectively,  which  included  agreements  with  former  executives.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CONSULTING  AGREEMENT

     Effective November 2002, the Company and Mr. Richard Shore, an outside consultant, entered into a consulting contract whereby the Company agreed to pay Mr. Shore $30,000 a month for a period of six months.

     During May 2003, Mr. Shore was appointed President of the Company. The Company currently continues to make payments of $30,000 per month and an employment contract is currently being negotiated.

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

     In connection with the settlement, the Company agreed to pay CPSC $5,800,000 (Purchase Price) for the Acquired Assets, less agreed upon credits and offsets in favor of the Company totaling $3,237,500. The remaining $2,562,500 was paid at the closing of the settlement by a cash payment of $200,000 to CPSC and the issuance to or for the benefit of CPSC of two promissory notes in the amounts of $1,462,500 (CPSC Note) (payable in 36 monthly installments of approximately $46,000 (reduced to payments of approximately $42,000 beginning April 2003), including interest at 9% per annum) and $900,000 (Other Note) (payable in 36 equal monthly installments of approximately $29,000 (see note H), including interest at 9% per annum). The Other Note is collateralized by a first priority security interest in the U.S. portion of the pipelines comprising the Acquired Assets. The CPSC
     Note is also collateralized by a security interest in the Acquired Assets, which security interest is subordinated to the security interest which secures the Other Note. In addition, the security interest granted under the CPSC Note is shared on a pari passu basis with certain other creditors of the Company (see notes H and K). Under the terms of the CPSC Note, the Company is entitled to certain offsets related to future costs which may be incurred by the Company in connection with the Acquired Assets. In addition to the payments described above, the Company agreed to assume certain liabilities which were previously owed by CPSC in connection with construction of the Acquired Assets. CPSC also transferred to the Company any right that it held to any amounts owing from Termatsal for cash and/or equipment provided by CPSC to Termatsal, including approximately $2,600,000 of cash advanced to Termatsal, in connection with construction of the Mexican portion of the Acquired Assets.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  L  -  ACQUISITION  OF  PIPELINE  INTERESTS  -  CONTINUED

     The Sold Asset transferred to CPSC in connection with the settlement consisted of real estate of the Company with an original cost to the Company of $3,800,000 and with a remaining book value totaling approximately $1,908,000 (after giving effect to credits provided to the Company included in the financial terms described above). CPSC agreed to be responsible for payments required in connection with the Debt related to the original purchase by the Company of the Sold Asset totaling approximately $1,908,000. Through March 2003, CPSC's obligations under the Debt were paid by the Company through direct offsets by the Company against the CPSC Note. During April 2003, CPSC paid the remaining amount due under the Debt. CPSC also granted the Company a pipeline related easement on the Sold Asset. Until the Debt was fully paid, the principal of $1,908,000 plus accrued and unpaid interest was included in long-term debt and the corresponding amount required to be paid by CPSC was recorded as a mortgage receivable (see note H). In addition to the Purchase Price above, CPSC received from the Company warrants to purchase 175,000 shares of common stock of the Company at an exercise price of $4.00 per share exercisable through March 30, 2004, such shares having a fair value totaling approximately $300,000. This amount had been included as part of the cost of the Acquired Assets in the consolidated financial statements as of July 31, 2001.

     Until the security interests as described above are perfected, Mr. Richter is providing a personal guarantee for the punctual payment and performance under the CPSC Note.

NOTE  M  -  ACQUISITION  OF  MEXICAN  SUBSIDIARIES

     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by Mr. Bracamontes (see note D). The Company paid a nominal purchase price. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003 the Company acquired an option to purchase Tergas for a nominal price from an officer and consultant of the Company (see note D).


NOTE  N  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by an officer of the Company, and the remaining balance is owned by a consultant of the Company (see note M). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  N  -  MEXICAN  OPERATIONS  -  CONTINUED

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

     The net loss for the quarter ended July 31, 2003, included the following material fourth quarter adjustments: (i) approximately $800,000 for the formation of a registered limited partnership (see note R) which did not result in the raising of capital, (ii) approximately $520,000 of salaries and payroll related expenses (see note D) and (iii) approximately $200,000 related to the settlement of litigation including legal fees of approximately $153,000 (see note K).


NOTE  P  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12,000,000 after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total $1,820,750 at July 31, 2003 are due on December 15, 2003 (see note H).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note R). As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  P  -  REALIZATION  OF  ASSETS  -  CONTINUED

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to
     (1) restructure certain of the obligations discussed in the first paragraph and/or generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax agreement in the event the Spin-Off occurs if the Company does not accomplish the restructuring or generate sufficient cash flow. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to extend the contract (see note Q) and increase the minimum monthly sales volume. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) raise additional debt and/or equity capital, (iv) increase and extend the RZB Credit Facility and (v) restructure certain of its liabilities and obligations.

     At July 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,300,000.

NOTE  Q  -  CONTRACTS

     LPG  SALES  TO  PMI

     The Company entered into sales agreements with PMI for the period from April 1, 2000 through March 31, 2001 (Old Agreements), for the annual sale of a combined minimum of 151,200,000 gallons of LPG, mixed to PMI specifications, subject to seasonal variability, which was delivered to PMI at the Company's terminal facilities in Matamoros, Tamaulipas, Mexico, or alternative delivery points as prescribed under the Old Agreements.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  Q  -  CONTRACTS  -  CONTINUED

     LPG  SALES  TO  PMI  -  CONTINUED

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39,600,000 gallons (Sold LPG) for which PMI had not taken delivery. The Company received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9. At July 31, 2001, the obligation to deliver LPG totaled approximately $11,500,000 related to such sales (approximately 26,600,000 gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17,000,000 gallons of LPG, subject to monthly adjustments based on seasonality (Contract). The Contract expires on May 31, 2004, except that the Contract may be terminated by either party upon 90 days written notice, or upon a change of circumstances as defined under the Contract.

     In connection with the Contract, the parties also executed a settlement agreement, whereby the parties released each other in connection with all disputes between the parties arising during the period April 1, 2001 through February 28, 2002, and previous claims related to the contract for the period April 1, 2000 through March 31, 2001.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $132,800,000 for the year ended July 31, 2003, representing approximately 82% of total revenues for the period.

     LPG  SUPPLY  AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the year ending July 31, 2003, under the Exxon Supply Contract, Exxon has supplied an average of approximately 13,800,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  Q  -  CONTRACTS  -  CONTINUED

     LPG  SUPPLY  AGREEMENTS  -  CONTINUED

     In September 1999, the Company and El Paso entered into a three year supply agreement (El Paso Supply Agreement) whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2,500,000 gallons of propane (El Paso Supply) beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. For the year ending July 31, 2003, under the Koch Supply Contract, Koch has supplied an average of approximately 5,800,000 gallons of propane per month. The purchase price is indexed to variable posted prices. Furthermore, prior to April 2002 the Company paid additional charges associated with the construction of a new pipeline interconnection which was paid through additional adjustments to the purchase price (totaling approximately $1,000,000) which allows deliveries of the Koch Supply into the ECCPL.

     During March 2000, the Company and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (Suppliers). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     As described above, the Company has entered into supply agreements for quantities of LPG totaling approximately 24,000,000 gallons per month excluding El Paso (actual deliveries have been approximately 21,300,000 gallons per month during the year ended July 31, 2003 excluding El Paso), although the Contract provides for lesser quantities.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  SPIN-OFF  OF  SUBSIDIARY

     On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (Partnership), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by the Partnership and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (Asset Transfer) in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (Spin-Off), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Board of Directors anticipates that the Spin-Off will occur in late 2003 or in 2004, subject to a number of conditions, including the receipt of an independent appraisal of the assets to be transferred by the Company to the Partnership in connection with the Spin-Off that supports an acceptable level of federal income taxes to the Company as a result of the Spin-Off; the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

     Each shareholder of the Company will receive one common unit of the limited partnership interest in the Partnership for every eight shares of the Company's common stock owned as of the record date.

     Warrants issued to holders of the existing unexercised warrants of the Company will be exchanged in connection with the Spin-Off whereby the holder will receive options to acquire unissued units in the Partnership and unissued common shares of the Company in exchange for the existing warrants. The number of units and shares subject to exercise and the exercise price will be set to equalize each option's value before and after the Spin-Off.

     Ninety-eight percent of the cash distributions from the Partnership will be distributed to the limited unit holders and the remaining 2% will be distributed to the general partner for distributions up to $1.25 per unit annually (approximately $2,500,000 per year). Distributions in excess of that amount will be shared by the limited unit holders and the general partner based on a formula whereby the general partner will receive disproportionately more distributions per unit than the limited unit holders as annual cash distributions exceed certain milestones.

     Subsequent to the Asset Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  R  -  SPIN-OFF  OF  SUBSIDIARY  -  CONTINUED

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC (Shore), a company owned by Mr. Shore, options to each purchase 25% of the ownership interests in the Company's general partner interest in the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note P) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The Spin-Off will be a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. The Company intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Code as a distribution that (i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

     The Company may have a federal income tax liability in connection with the Spin-Off. If the income tax liability resulting from the Spin-Off is greater than $2,500,000, the Partnership has agreed to indemnify the Company for any tax liability resulting from the transaction which is in excess of that amount.

     The following unaudited pro forma condensed consolidated financial information for the Company give effect to the Asset Transfer and the resulting allocation of sales, cost of goods sold and expenses, and to certain pro forma adjustments. The unaudited pro forma condensed consolidated statement of income for the year ended July 31, 2003 assumes that the above transaction was consummated as of August 1, 2002. The unaudited pro forma condensed consolidated balance sheet assumes that the transaction was consummated on July 31, 2003. Because the Company has control of the Partnership by virtue of its ownership and related voting control of the general partner, the Partnership has been consolidated with the Company and the interests of the limited partners have been classified as minority interests in the unaudited pro forma condensed consolidated financial information.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES
                                   PRO FORMA CONSOLIDATED BALANCE SHEET
                                              JULY 31, 2003
                                               (UNAUDITED)

                                                      AS REPORTED       PRO FORMA             PRO FORMA
                                                     JULY 31, 2003     ADJUSTMENTS          JULY 31, 2003
                                                    ----------------  -------------------  --------------
ASSETS:
Current Assets
    Cash (restricted cash of $3,404,782)            $      3,475,846   $     154,669  (1)  $   3,630,515
    Trade accounts receivable, net                         4,143,458               -           4,143,458
    Inventories                                              878,082               -             878,082
    Assets held for sale                                     720,000               -             720,000
    Prepaid expenses and other current assets                476,109                             476,109
                                                    ----------------  -------------------  --------------
      Total Current Assets                                 9,693,495         154,669           9,848,164

    Investment in Subsidiary                                       -      15,466,943  (2)              -
                                                                   -        (154,669) (1)
                                                                         (15,033,939) (3)
                                                                            (216,502) (5)
                                                                             (61,833) (6)
    Property Plant And Equipment - net                    17,677,830     (15,466,943) (2)     17,677,830
                                                                          15,466,943  (5)
    Lease rights (net of accumulated amortization of
      $707,535)                                              446,504               -             446,504
    Other non-current assets                                  19,913               -              19,913
                                                    ----------------  -------------------  --------------
      Total Assets                                  $     27,837,742   $     154,669      $   27,992,411
                                                    ================  ===================  ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED


                                     PENN OCTANE CORPORATION AND SUBSIDIARIES
                                  PRO FORMA CONSOLIDATED BALANCE SHEET-CONTINUED
                                                  JULY 31, 2003
                                                   (UNAUDITED)

                                                                 AS REPORTED         PRO FORMA          PRO FORMA
                                                                JULY 31, 2003       ADJUSTMENTS       JULY 31, 2003
                                                               ----------------  -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
    Current maturities of long-term debt                       $        746,933   $          -       $      746,933
    Short-term debt                                                   1,744,128              -            1,744,128
    Revolving line of credit                                                  -              -                    -
    LPG trade accounts payable                                        7,152,098              -            7,152,098
    Other accounts payable                                            2,470,880              - (10)       2,470,880
    Foreign taxes payable                                                60,000              -               60,000
    Accrued liabilities                                               1,083,966              -            1,083,966
                                                               ----------------  -----------------  ----------------
      Total Current Liabilities                                      13,258,005              -           13,258,005
                                                               ----------------  -----------------  ----------------

Long-term debt, less current maturities                                  60,000              -               60,000

Commitments and contingencies                                                 -              -                    -

Minority interest in equity earnings of subsidiary                            -      15,250,441 (4)      15,250,441

  Stockholders Equity:
     Common stock - $.01 par value, 25,000,000 shares
        authorized; 15,274,749 shares issued and outstanding            152,747              -   -          152,747

  Additional paid-in-capital                                         28,298,301    (15,250,441) (4)      28,985,643
                                                                                     15,250,441 (5)
                                                                                        687,342 (6)
  Notes receivable from an officer and another party for
     exercise of warrants, net of reserves of $535,736               (2,897,520)             -   -       (2,897,520)

  Accumulated deficit                                               (11,033,791)      (749,175) (6)     (26,816,905)
                                                                                   (15,033,939) (3)
                                                                                             - (10)
                                                               ----------------  -----------------  ----------------
      Total Stockholders' equity                                     14,519,737    (15,095,772)            (576,035)

                                                               ----------------  -----------------  ----------------
        Total Liabilities and Stockholders' equity             $     27,837,742   $    154,669       $   27,992,411
                                                               ================  =================  ================

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED


                                       PENN OCTANE CORPORATION AND SUBSIDIARIES
                                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                              YEAR ENDED JULY 31, 2003
                                                    (UNAUDITED)


                                                            AS REPORTED                           PRO FORMA
                                                          AUGUST 1, 2002 -      PRO FORMA       AUGUST 1, 2002-
                                                           JULY 31, 2003       ADJUSTMENTS       JULY 31, 2003
                                                         ------------------  ----------------  -----------------
Revenues                                                 $     162,489,565   $             -   $    162,489,565

Cost of goods sold                                             152,375,349                 -        152,375,349
                                                         ------------------  ----------------  -----------------

Gross Profit                                                    10,114,216                 -         10,114,216
                                                         ------------------  ----------------  -----------------

Selling, general and administrative expenses
  Legal and professional fees                                    2,597,065        300,000 (7)         2,897,065
  Salaries and payroll related expenses                          2,411,843        749,175 (6)         3,161,018
  Other                                                          1,380,009        150,000 (7)         1,530,009
                                                         ------------------  ----------------  -----------------
                                                                 6,388,917      1,199,175             7,588,092
                                                         ------------------  ----------------  -----------------

    Operating income (loss)                                      3,725,299     (1,199,175)            2,526,124

Other income (expense)
    Interest expense                                            (1,757,664)                -         (1,757,664)
    Interest income                                                 95,327                 -             95,327
    Settlement of litigation                                      (145,153)                -           (145,153)
    Minority interest in equity earnings of subsidiary                   -    ( 1,997,499)(8)        (1,997,499)
                                                         ------------------  ----------------  -----------------
         Income (loss) before taxes                              1,917,809     (3,196,674)           (1,278,865)

Provision (benefit) for income taxes                               (40,000)             -(10)           (40,000)
                                                         ------------------  ----------------  -----------------

    Net income (loss)                                    $       1,957,809   $ (3,196,674)     $     (1,238,865)
                                                         ------------------  ================  -----------------


Net income (loss) per common share                       $            0.13                         $       (.08)
                                                         ==================                     ================

Net income (loss) per common share assuming dilution     $            0.13                         $       (.08)
                                                         ==================                     ================

Weighted average common shares outstanding                      15,035,220                           15,035,220
                                                         ==================                     ================

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                            YEAR ENDED JULY 31, 2003
                            ------------------------

                                   (UNAUDITED)

The following unaudited pro forma condensed consolidated financial information (Pro Forma Statements) for the Company give effect to the Spin-off. The Pro Forma Statements are based on the available information and contain certain assumptions that the Company deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position or results of operations of the Company had the Spin-Off occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position or results of operations of the Company. The Pro Forma Statements should be read in conjunction with the consolidated balance sheet of the Company.

BALANCE  SHEET:

The unaudited pro forma condensed consolidated balance sheets assume that such transactions were consummated on July 31, 2003.

     (1) To record the exercise of the options granted to Shore and Mr. Richter to each acquire a 25% general partner interest in the Partnership.
     (2) To reflect the transfer of assets from the Company to the Partnership in exchange for limited and general partnership interests.
     (3) To record the Spin-Off of the Company's limited partnership interests in the Partnership to its stockholders.
     (4)  To  reflect  minority  interest  in  the  equity  of  the Partnership.
     (5) To eliminate intercompany transactions between the Company and the Partnership.
     (6) Represents the estimated intrinsic value associated with the (i) options granted to Shore and Mr. Richter to acquire a 50% interest in the general partner and (ii) options granted to Shore Capital LLC to acquire a 5% limited partnership interest in the Partnership and 5% interest in the common shares of the Company.
     (10) Taxable income, if any, resulting from the Spin-Off is assumed to be offset at July 31, 2003 by existing net operating loss carryforwards.

INCOME  STATEMENT:

The unaudited pro forma condensed consolidated statements of income for the year ended July 31, 2003 assume that the Spin-Off was consummated as of August 1, 2002.

     (6) Represents the estimated intrinsic value associated with the (i) options granted to Shore and Mr. Richter to acquire a 50% interest in the general partner and (ii) options granted to Shore Capital LLC to acquire a 5% limited partnership interest in the Partnership and 5% interest in the common shares of the Company.
     (7) Represents estimated additional direct costs, including tax related services, public listing fees and transfer agent fees, resulting from the Partnership becoming publicly traded.
     (8)  To  record  minority  interest  in  earnings  of  the  Partnership.
     (9) Proforma earnings per share has been calculated based on pro forma weighted average shares outstanding for the year ended July 31, 2003.
     (10) Taxable income, if any, resulting from the Spin-Off is assumed to be offset at July 31, 2003 by existing net operating loss carryforwards.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  S  -  SUBSEQUENT  EVENTS  -  UNAUDITED

     In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount will be included in earnings during the quarter ending October 31, 2003.

                                                                                                         SCHEDULE II
                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS

                                      YEARS ENDED JULY 31, 2003, 2002 AND 2001



                                           Balance at    Charged to
                                          Beginning of    Costs and     Charged to                    Balance at End
           Description                       Period       Expenses    Other Accounts      Deductions     of Period
----------------------------------------  -------------  -----------  ---------------  ----------------  ----------
Year ended  July
----------------
31, 2003
--------

Allowance for
doubtful
accounts                                  $       5,783  $         -  $             -  $             -   $    5,783

Year ended  July
----------------
31, 2002
--------

Allowance for
doubtful
accounts                                  $     779,663  $     5,783  $             -  $    (  779,663)  $    5,783

Year ended  July
----------------
31, 2001
--------

Allowance for
doubtful
accounts                                  $     562,950  $   216,713  $             -  $             -   $  779,663


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART  III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

                                                                                                               DIRECTOR
NAME OF DIRECTOR             AGE                               POSITION WITH COMPANY                             SINCE
-------------------------  --------  --------------------------------------------------------------------------  -----

Jerome B. Richter                67  Chairman of the Board of Directors and Chief Executive Officer               1992

Richard "Beau" Shore, Jr.        37  Director and President                                                       2003

Charles Handly                   66  Director, Chief Operating Officer and Executive Vice President               2003

Ian T. Bothwell                  43  Director, Vice President, Treasurer, Chief Financial Officer and Assistant   1997
                                     Secretary

Jerry L. Lockett                 62  Director and Vice President                                                  1999

Stewart J. Paperin               55  Director                                                                     1996

Harvey L. Benenson               55  Director                                                                     2000

Emmett M. Murphy                 52  Director                                                                     2001

All directors were elected at the 2002 Annual Meeting of Stockholders of the Company held on July 31, 2003. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

JEROME B. RICHTER founded the Company and served as its Chairman of the Board and Chief Executive Officer from the date of its organization in August 1992 to December 1994, when he resigned from such positions and became Secretary and Treasurer of the Company. He resigned from such positions in August 1996. Effective October 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer of the Company. During May 2003, Mr. Richter, resigned form his position as President of the Company upon the election of Mr. Shore to such position.

RICHARD "BEAU" SHORE, JR. was elected President of the Company in May 2003. Mr. Shore was elected to the board of directors in July 2003. Since 2001, Mr. Shore has served as founder, President and CEO of Shore Capital LLC, a company involved in investing in small, energy related ventures. From November 1998 through January 2001, Mr. Shore was the founder, President and CEO of Shore
Terminals, LLC, a company engaged in managing marine petroleum storage and pipeline facilities. From 1994 through 1998, Mr. Shore was Vice President of Wickland Oil Company. During the period November 2002 through April 2003, Shore Capital LLC provided consulting services to the Company.

CHARLES HANDLY Mr. Handly was appointed Chief Operating Officer and Executive Vice President of the Company in May 2002. From August 2002 through April 2003, Mr. Handly served as Vice President of the Company. From August 2000 through July 2002, Mr. Handly provided consulting services to the Company. Mr. Handly was elected to the board of directors in July 2003. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon's Natural Gas Department. From 1987 until 1997, Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon's Supply Department.

IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company in October 1996 and a director of the Company in March 1997. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase the Company's CNG assets.

JERRY L. LOCKETT joined the Company as a Vice President in November 1998. Prior to joining the Company, Mr. Lockett held a variety of positions during a thirty-one year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide's wholly-owned pipeline subsidiaries.

STEWART J. PAPERIN was elected a director of the Company in February 1996. Since July 1996, Mr. Paperin has served as Executive Vice President of the Soros Foundations Open Society Institute, which encompasses the charitable operations of forty foundations in Central and Eastern Europe, the United States, Africa, and Latin America. From January 1994 to July 1996, Mr. Paperin was President of Capital Resources East Ltd., a diversified consulting and investment firm in New York. He served as president of Brooke Group International, a United States based leveraged buy-out firm operating in the former Soviet Union. Brooke Group International is a corporation controlled by Brooke Group. From 1989 to 1990, he served as Chief Financial Officer of the Western Union Corporation.

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

EMMETT M. MURPHY was elected a director of the Company in November 2001. In April 1996, Mr. Murphy founded Paradigm Capital Corp., Fort Worth, Texas, an investment firm, and he has been the President and Chief Executive Officer of Paradigm Capital since that time. From March 1981 to April 1996, Mr. Murphy was a Partner in Luther King Capital Management, Fort Worth, Texas, a registered investment advisor. Mr. Murphy has been a Chartered Financial Analyst since 1979. He received a Bachelor of Science degree from the University of California at Berkeley in 1973 and a Master of Business Administration degree from Columbia University in 1975.


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

ITEM  11.  EXECUTIVE  COMPENSATION.

     COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION

     The Company's compensation to executive management was administered by the Compensation Committee of the Board of Directors. As of July 31, 2003, the Compensation Committee was comprised of four directors, of which all but one are outside directors, who report to the Board of Directors on all compensation matters concerning the Company's executive officers (the "Executive Officers"), including the Company's Chief Executive Officer and the Company's other Executive Officers (collectively, with the Chief Executive Officer, the "Named Executive Officers") (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the Compensation Committee considers several factors including overall performance of the Named Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of the Company. The Compensation Committee provides compensation to the Named Executive Officers in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

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

     CHIEF EXECUTIVE OFFICER'S COMPENSATION: During fiscal year 2003, Mr. Richter was paid in accordance with the terms of his employment agreement which was in effect during the period. The Board of Directors continued to ratify prior elections not to accrue any future interest payable by Mr. Richter on his note to acquire shares of common stock of the Company to the Company so long as Mr. Richter continued to provide guarantees to certain of the Company's creditors. The Compensation Committee determined that Mr. Richter's compensation under the employment agreement is fair to the Company, especially considering the position of Mr. Richter with the Company.


                             COMPENSATION COMMITTEE

                              STEWART  J. PAPERIN
                               HARVEY L. BENENSON
                                EMMETT M. MURPHY
                               JEROME B. RICHTER

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

Messrs. Jerome B. Richter, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the Compensation Committee during fiscal year 2003. Mr. Richter is the Chief Executive Officer of the Company, so his compensation is subject to ratification by the Board of Directors.

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

                                                SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                         ------------------------------------------  ------------------------------------
                                                                                        AWARDS                 PAYOUTS
                                                                                     ------------             ---------
                                                                         ALL OTHER                 SECURITIES
                                                                         ANNUAL       RESTRICTED   UNDERLYING
       NAME AND PRINCIPAL                                                COMPEN-       STOCK        OPTIONS/     LTIP
           POSITION             YEAR        SALARY ($)      BONUS ($)    SATION ($)   AWARDS ($)    SARS (#)  PAYOUTS ($)

Jerome B. Richter,                 2003           300,000    208,832(3)           -              -         -            -
   Chairman of the                 2002           300,000    319,436(3)           -              -         -            -
   Board and Chief                 2001           300,000            -            -              -         -            -
   Executive Officer

Richard Shore, Jr.,                2003            78,462            -            -              -         -            -
  President                        2002                 -            -            -              -         -            -
                                   2001                 -            -            -              -         -            -

Charles Handly,                    2003           138,461            -            -              -         -            -
  Chief Operating Officer          2002             6,923            -            -              -         -            -
  and  Executive Vice              2001                 -            -            -              -         -            -
  President

Ian T. Bothwell,                   2003           180,000            -            -              -         -            -
  Vice President, Treasurer,       2002           168,000            -            -              -         -            -
  Assistant Secretary and          2001           168,000  1,026,351(2)           -              -         -            -
  Chief Financial Officer

Jorge R. Bracamontes               2003                 -            -            -              -         -            -
                                   2002                 -            -            -              -         -            -
                                   2001                 -            -            -              -         -            -

Jerry L. Lockett,                  2003           132,000            -            -              -         -            -
  Vice President                   2002           132,000            -            -              -         -            -
                                   2001           132,000            -            -              -         -            -




                                ALL OTHER
      NAME AND PRINCIPAL      COMPENSATION
           POSITION                ($)

Jerome B. Richter,             54,733(4)
   Chairman of the                    -
   Board and Chief                    -
   Executive Officer

Richard Shore, Jr.,                   -
  President                           -


Charles Handly,                       -
  Chief Operating Officer             -
  and  Executive Vice
  President

Ian T. Bothwell,                      -
  Vice President, Treasurer,          -
  Assistant Secretary and             -
  Chief Financial Officer

Jorge R. Bracamontes          703,349(1)
                              180,000(1)
                              180,000(1)

Jerry L. Lockett,                     -
  Vice President                      -


_____________________________________________

     (1) Mr. Bracamontes received consulting fees totaling $180,000, $180,000 and $180,000 for services performed on behalf of the Company in Mexico for the years ended July 31, 2001, 2002 and 2003. Mr. Bracamontes also received $523,349 in severance costs for the year ended July 31, 2003.
     (2) The fair market value of non-cash bonuses issued in the form of stock warrants are determined by using the Black-Scholes Option Pricing Model.
     (3)  Includes  amounts  to  be  paid  in  cash.
     (4) In connection with Mr. Richter's employment contract, the Company paid $54,733 in life insurance premiums on behalf of Mr. Richter.

                                  AGGREGATED WARRANT EXERCISES DURING FISCAL 2003
                                        AND WARRANT VALUES ON JULY 31, 2003

                                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                        NUMBER OF SHARES                       UNDERLYING UNEXERCISED           IN-THE-MONEY
                          ACQUIRED UPON      VALUE REALIZED   WARRANTS AT JULY 31, 2003  WARRANTS AT JULY 31, 2003
                      EXERCISE OF WARRANTS    UPON EXERCISE       (#) EXERCISABLE/       EXERCISABLE/UNEXERCISABLE
NAME                           (#)                 ($)              UNEXERCISABLE                  ($)(1)
--------------------  ---------------------  ---------------  -------------------------  --------------------------

Jerome B. Richter                         0                0                  540,000/0                   24,300/0
Richard Shore, Jr.                        0                0                        0/0                        0/0
Charles Handly                            0                0             114,470/25,530                        0/0
Ian T. Bothwell                           0                0              332,511/7,489                   24,300/0
Jorge R. Bracamontes                      0                0                  340,000/0                   24,300/0
Jerry L. Lockett                          0                0                  240,000/0                   24,300/0


(1)     Based  on a closing price of $3.31 per share of Common Stock on July 31, 2003.


EMPLOYMENT  CONTRACTS

     From February 2001 through July 2002, the Company continued the terms of the previous six year employment agreement with Mr. Richter, the Chief Executive Officer of the Company, which had expired in January 2001 (the "Old Agreement"). Under the Old Agreement, Mr. Richter was entitled to receive $300,000 in annual compensation until earnings exceed a gross profit of $500,000 per month for an annual period (Minimum Gross Profit), whereupon Mr. Richter was entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter was entitled to an increase in his salary to $480,000 for the first year following the period in which the Minimum Gross Profit is met, increasing to $600,000 per year during the second year following the period in which the Minimum Gross Profit is met. He was also entitled to an annual bonus of 5% of all pre-tax profits of the Company. He was also entitled to receive warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $5.00 per share upon the Company achieving the Minimum Gross Profit. Mr. Richter's employment agreement also entitled him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contained a covenant not to compete for a period of one year from his termination of the agreement and had restrictions on use of confidential information.

     Effective July 29, 2002, the Company entered into a new three year employment agreement with Mr. Richter (the "Agreement"). Under the terms of the Agreement, Mr. Richter is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, Mr. Richter was entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices. The Company has yet to issue Mr. Richter his warrant grant in connection with the Agreement.

     In connection with the Agreement, the Company also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of the Company's common stock trades for a period of 90 days at a blended average price equal to $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to $6.20.

     Effective November 2002, the Company and Shore Capital LLC ("Shore Capital"), a company owned by Mr. Shore, entered into a consulting contract whereby the Company agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event the Company effectively converts its current structure into a publicly traded limited partnership (the "MLP"), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of the Company into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for the Company to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. The Company did not convert to an MLP but is contemplating the Spin-Off referred to in note R to the consolidated financial statements. Pursuant thereto, the Company intends to grant to Shore Capital and Mr. Richter options to each purchase 25% of the Company's General Partners' interest. In addition the Company intends to grant to Shore Capital an option to purchase up to 5% of the outstanding common stock of the Company at a price per share of $1.14 if the Spin-Off is consummated.

     During May 2003, Mr. Shore was appointed President of the Company. The Company has continued to make payments of $30,000 per month, and the Company is currently negotiating an employment agreement with Mr. Shore.


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

STOCK  PERFORMANCE  GRAPH

     The following graph compares the yearly percentage change in the Company's cumulative, five-year total stockholder return with the Russell 2000 Index and the NASD Index. The graph assumes that $100 was invested on August 1, 1998 in each of the Company's Common Stock, the Russell 2000 Index and the NASD Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of the Company's Common Stock.

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

                            PENN OCTANE CORPORATION
                            STOCK PERFORMANCE GRAPH
                                  JULY 31, 2003

                                [GRAPHIC OMITTED]

--------------------------------------------------------------------------
                         1998    1999     2000     2001     2002    2003
-----------------------  -----  -------  -------  -------  ------  -------
Penn Octane Corporation  $ 100  $ 60.00  $180.00  $100.00  $77.00  $ 83.00
-----------------------  -----  -------  -------  -------  ------  -------
Russell 2000 Index       $ 100  $105.96  $119.27  $115.49  $93.49  $113.41
-----------------------  -----  -------  -------  -------  ------  -------
NASDAQ Index             $ 100  $140.92  $201.19  $108.26  $70.94  $ 92.66
--------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the amount of stock of the Company beneficially owned as of October 10, 2003 by each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's outstanding common stock ("Common Stock").

                                                       AMOUNT AND NATURE OF
                                                     BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                 COMMON STOCK(1)           COMMON STOCK
---------------------------------------------------  ------------------------  --------------------
Jerome B. Richter (2) . . . . . . . . . . . . . . .                4,453,750                 28.07%

CEC, Inc. (3) . . . . . . . . . . . . . . . . . . .                1,417,667                  9.20%

The Apogee Fund, Paradigm Capital Corporation, and
 Emmett M. Murphy (4) . . . . . . . . . . . . . . .                1,155,500                  7.52%

Trellus Management Company, LLC(5). . . . . . . . .                  836,392                  5.46%
.. . . . . . . . . . . . .


     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 10, 2003, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

     (2) Includes 37,850 shares of Common Stock owned by Mrs. Richter and 540,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

     (3) One Radnor Corporate Center, 100 Matsonford Road, Suite 250, Radnor, PA. Includes 74,067 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

     (4) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November, 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock and warrants are actually owned by The Apogee Fund, and beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect The Apogee Fund assets. Includes 40,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

     (5)  350  Madison  Avenue,  9th  Floor,  New  York,  New  York.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of October 10, 2003 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. Except as noted, the address of each person is Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, CA.

                                                          AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                    COMMON STOCK(1)           COMMON STOCK
------------------------------------------------------  ------------------------  --------------------
Jerome B. Richter (2). . . . . . . . . . . . . . . . .                4,453,750                 28.07%

Emmett M. Murphy (3) . . . . . . . . . . . . . . . . .                1,155,500                  7.52%

Jorge R. Bracamontes (4) . . . . . . . . . . . . . . .                  555,500                  3.55%

Ian T. Bothwell (5). . . . . . . . . . . . . . . . . .                  446,718                  2.85%

Jerry L. Lockett (6) . . . . . . . . . . . . . . . . .                  266,225                  1.71%

Stewart J. Paperin (7) . . . . . . . . . . . . . . . .                  213,762                  1.38%

Charles Handly(8). . . . . . . . . . . . . . . . . . .                  143,436                     *

Harvey L. Benenson (9) . . . . . . . . . . . . . . . .                   53,562                     *

Richard "Beau" Shore, Jr . . . . . . . . . . . . . . .                   16,000                     *

All Directors and Named Executive Officers as a group
(9 people) (10 . . . . . . . . . . . . . . . . . . . .                7,304,453                 42.54%

*  Less  than  1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 10, 2003, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 37,850 shares of Common Stock owned by Mrs. Richter and 540,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November, 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock is actually owned by The Apogee Fund; beneficial ownership of such securities is attributed to Mr. Murphy by reason of his voting and disposition power with respect to The Apogee Fund assets. Includes 40,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(4) Includes 340,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants owned by Mr. Bracamontes and 15,000 shares of Common Stock owned by Mrs. Bracamontes.

(5) Includes 340,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6) Includes 240,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7) Includes 163,562 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8) Includes 123,436 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(9) Includes 53,562 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(10) Includes 1,840,559 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

EQUITY  COMPENSATION  PLANS

     The following table provides information concerning the Company's equity compensation plans as of July 31, 2003.

PLAN CATEGORY             NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                          BE ISSUED UPON EXERCISE       EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                          OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      EQUITY COMPENSATION
                                                                            PLANS (EXCLUDING SECURITIES
                                                                              REFLECTED IN COLUMN (a))
                                    (a)                        (b)                      (c)

Equity compensation
plans approved by                          2,180,000           $    4.79              1,500,000 (1)(2)
security holders

Equity compensation
plans not approved by                      1,412,179           $    2.69                      -
security holders (3)                      __________                                  __________

Total                                      3,592,179           $    3.97              1,500,000

                                          ==========                                  ==========

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

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During April 1997, Mr. Jerome B. Richter, the Company's Chief Executive Officer, Chairman of the Board and former President, exercised warrants to purchase 2.2 million shares of common stock of the Company, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2.7 million promissory note. The note was due on April 11, 2000. On April 11, 2000, Mr. Richter's issued a new promissory note totaling $3.2 million ("Mr. Richter's Promissory Note"), representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on Mr. Richter's Promissory Note in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). In July 2002 the Company extended the due date to July 29, 2005. In connection with the extension, the Company agreed in Mr. Richter's employment agreement (see note K to the consolidated financial statements) to continue to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2.0 million of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of the Company's common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20. Mr. Richter is personally liable with full recourse to the Company and has provided 1.0 million shares of common stock of the Company as collateral. Those shares were subsequently pledged to the holders of certain of the Company's debt obligations (see note H). Mr. Richter's Promissory Note has been recorded as a reduction of stockholders' equity.

     On March 26, 2000, an affiliate of Mr. Jorge Bracamontes, a director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the affiliate of Mr. Bracamontes agreed to exchange 1,864 shares of Common Stock of the Company held by the affiliate of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the affiliate of Mr. Bracamontes to October 31, 2003. The affiliate of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of Common Stock of the Company as collateral.

     During March 2000, Mr. Bracamontes exercised warrants to purchase 200,000 shares of Common Stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and Mr. Bracamontes agreed to exchange 19,954 shares of Common Stock of the Company held by Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bracamontes to October 31, 2003. Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 180,036 shares of Common Stock of the Company as collateral.

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his affiliate's $46,603 promissory note, (iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000 and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company. The Company has an option to acquire Tergas, S.A. de C.V.
     ("Tergas")  for  a  nominal  price.

     During September 2000, Mr. Ian Bothwell, a director and executive officer of the Company, exercised warrants to purchase 200,000 shares of Common Stock of the Company, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due in April 2001. During November 2001, the Company and Mr. Bothwell agreed to exchange 14,899 shares of common stock of the Company held by Mr. Bothwell for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bothwell to October 31, 2003.

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by Mr. Bothwell (the "Buyer") of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of the Company owned by the Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note had a balance of $214,355 and was collateralized by compressed natural gas refueling station assets and 60,809 shares of the Company's common stock owned by the Buyer.

     During October 2002, the Company agreed to accept the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for all notes outstanding at the time (with total principal amount of $652,759 plus accrued interest) owed to the Company by Mr. Bothwell. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income as of July 31, 2003 on the notes of approximately $67,241, which has been previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

     In January 2002, the Company loaned Mr. Richter, $200,000 due in one year. The Company had also made other advances to Mr. Richter of approximately $82,000 as of July 31, 2002, which were offset per his employment agreement against accrued and unpaid bonuses due to Mr. Richter. The note due from Mr. Richter in the amount of $200,000 plus accrued interest as of January 31, 2003, was paid through an offset against previously accrued bonus and profit sharing amounts due to Mr. Richter in January 2003.

     During March 2003, warrants to purchase 250,000 shares of common stock of the Company were exercised by Trellus Partners, L.P. for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to Trellus Partners, L.P. by the Company. In addition, during March 2003, Trellus Partners, L.P. acquired 161,392 shares of Common Stock from the Company at a price of $2.50 per share in exchange for cancellation of the remaining outstanding debt and accrued interest owed to Trellus Partners, L.P. totaling $403,480.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during fiscal years 2002 and 2003:

                                    2002          2003
                                 ----------    -----------
     Audit Fees                  $ 245,304     $  263,229

     Audit - Related Fees        $       -     $        -

      Tax Fees (1)               $  17,139     $   12,420

      All Other Fees             $  16,587(2)  $  165,746 (3)

(1) Represents fees billed for tax compliance, tax advice and tax planning services.
(2) Represents fees billed for accounting and tax issues related to Mexico and U.S.
(3) Represents fees billed for accounting and tax issues related to Mexico and U.S. and $162,458 represents fees billed related to the Spin-Off.

The Company's audit committee approves the engagement of its independent auditor to perform audit related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     a.   Financial  Statements  and  Financial  Statement  Schedules.

          The  following  documents  are  filed  as  part  of  this  report:

          (1)  Consolidated  Financial  Statements:

               Penn  Octane  Corporation

                 Independent  Auditor's  Report

                 Consolidated  Balance  Sheet  as  of  July 31,  2002  and  2003

                 Consolidated Statements of Operations for the years ended July 31, 2001, 2002 and 2003

                 Consolidated Statement of Stockholders' Equity for the years ended July 31, 2001, 2002 and 2003

                 Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2002 and 2003

                 Notes  to  Consolidated  Financial  Statements

          (2)  Financial  Statement  Schedules:

               Schedule  II  -  Valuation  and  Qualifying  Accounts

     b.   Reports  on  Form  8-K.

          The  following Report on Form 8-K is incorporated herein by reference:

                    Company's Current Report on Form 8-K filed on September 18, 2003 regarding the Company's Spin Off of Penn Octane's 100% limited partner interest in Rio Vista Energy Partners L.P.

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

          10.46 Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due December 15, 2002, and related agreements and instruments dated December 9, 2002 between the Company and the holders of the Notes. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

          10.47 Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File NO. 000-24394).

          10.48 Equipment Acquisition Agreement effective October 18, 2002 by and between Penn Octane Corporation and Penn Wilson CNG, Inc., on the one hand, and B&A Eco-Holdings, Inc. and Ian T. Bothwell, on the other hand. (Incorporated by reference to the Company's Quarterly Report on

                    Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

          10.49 Bill of Sale dated October 18, 2002 between B&A Eco-Holdings, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File NO. 000-24394).

          THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

          10.50 Stock Purchase and Separation Agreement dated July 22, 2003 between Jorge Bracamontes and the Company.

          10.51 Supplement and Amendment to Stock Purchase of Separation Agreement dated September 12, 2003 between Jorge Bracamontes and the Company.

          10.52 Amended Supplement and Amendment to Stock Purchase and Separation Agreement dated October 2, 2003 between Jorge Bracamontes and the Company.

             21     Subsidiaries  of  the  Registrant

             23     Consent  of  Independent  Certified  Public  Accountant

           31.1 Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act.

           31.2 Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act.

             32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PENN  OCTANE  CORPORATION



                             By: /s/Ian  T.  Bothwell
                                 ----------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                                 October  31,  2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                                    TITLE                         DATE
----------------------------------  --------------------------------  ----------------
/s/Jerome B. Richter                Jerome B. Richter                 October 31, 2003
----------------------------------  Chairman and Chief Executive
                                    Officer

/s/Richard "Beau" Shore, Jr.        Richard "Beau" Shore, Jr.         October 31, 2003
----------------------------------  President

/s/Charles Handly                   Charles Handly                    October 31, 2003
----------------------------------  Chief Operating Officer and
                                    Executive Vice President

/s/Ian T. Bothwell                  Ian T. Bothwell                   October 31, 2003
----------------------------------  Vice President, Treasurer,
                                      Assistant Secretary, Chief
                                      Financial Officer, Principal
                                      Accounting Officer and Director

/s/Jerry Lockett                    Jerry Lockett                     October 31, 2003
----------------------------------  Vice President



/s/Stewart J. Paperin               Stewart J. Paperin                October 31, 2003
----------------------------------  Director


/s/Harvey L. Benenson               Harvey L. Benenson                October 31, 2003
----------------------------------  Director


/s/Emmett Murphy                    Emmett Murphy                     October 31, 2003
----------------------------------  Director