Form 10-Q
period 2003-10-31
PENN OCTANE CORP
filed 2003-12-17
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
    ---      ---

     The number of shares of Common Stock, par value $.01 per share, outstanding on December 5, 2003 was 15,363,010.

                            PENN OCTANE CORPORATION
                                TABLE OF CONTENTS



         ITEM                                                           PAGE NO.
         ----                                                           --------

Part I    1.   Financial Statements

               Independent Certified Public Accountants' Review Report        3

               Consolidated Balance Sheets as of October 31, 2003           4-5
               (unaudited) and July 31, 2003

               Unaudited Consolidated Statements of Operations for the
               three months ended October 31, 2003 and 2002                   6

               Unaudited Consolidated Statements of Cash Flows for
               the three months ended October 31, 2003 and 2002               7

               Notes to Consolidated Financial Statements
               (Unaudited)                                                  8-21

          2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         22-35

          3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                   35

          4.   Controls and Procedures                                       35

Part II   1.   Legal Proceedings                                             36

          2.   Changes in Securities and Use of Proceeds                     36

          3.   Defaults Upon Senior Securities                               36

          4.   Submission of Matters to a Vote of Security Holders           36

          5.   Other Information                                             36

          6.   Exhibits and Reports on Form 8-K                            36-37

          Signatures                                                         38

             Independent Certified Public Accountants' Review Report



Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the accompanying consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of October 31, 2003, and the related consolidated statements of operations for the three months ended October 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended October 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated September 19, 2003, we expressed an unqualified
opinion  on  those  consolidated  financial  statements.   Our  report  letter
contained a paragraph stating that conditions existed which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
December 4, 2003

PART  I
ITEM  1.


                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                 ASSETS


                                                                               October 31,
                                                                                  2003       July 31,
                                                                               (Unaudited)     2003
                                                                               ------------  -----------
Current Assets

   Cash (including restricted cash of $2,552,308 and $3,404,782 at             $  2,644,334  $ 3,475,846
   October 31, 2003 and July 31, 2003)

   Trade accounts receivable (less allowance for doubtful accounts of
   $5,783 at October 31, 2003 and July 31, 2003)                                  8,067,619    4,143,458

   Inventories                                                                      864,510      878,082

   Assets held for sale                                                             220,000      720,000

   Prepaid expenses and other current assets                                        418,534      476,109
                                                                               ------------  -----------

      Total current assets                                                       12,214,997    9,693,495

   Property, plant and equipment - net                                           17,550,770   17,677,830

   Lease rights (net of accumulated amortization of $718,984 and $707,535 at
   October 31, 2003 and July 31, 2003)                                              435,055      446,504

   Other non-current assets                                                          17,380       19,913
                                                                               ------------  -----------

         Total assets                                                          $ 30,218,202  $27,837,742
                                                                               ============  ===========




      The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                 October 31,
                                                                                     2003           July 31,
                                                                                 (Unaudited)          2003
                                                                                ---------------  ---------------
Current Liabilities

     Current maturities of long-term debt                                       $      491,432   $      746,933

     Short-term debt                                                                 1,790,484        1,744,128

     LPG trade accounts payable                                                      9,868,586        7,152,098

     Other accounts payable                                                          2,498,821        2,470,880

     Foreign taxes payable                                                              85,000           60,000

     Accrued liabilities                                                               906,763        1,083,966
                                                                                ---------------  ---------------

       Total current liabilities                                                    15,641,086       13,258,005

Long-term debt, less current maturities                                                 60,000           60,000

Commitments and contingencies                                                                -                -

Stockholders' Equity

     Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
     No shares issued and outstanding at October 31, 2003 and July 31, 2003                  -                -

     Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
     5,000,000 shares authorized; No shares issued and outstanding at
     October 31, 2003 and July 31, 2003                                                      -                -

     Common stock - $.01 par value, 25,000,000 shares authorized;
     15,346,385 and 15,274,749 shares issued and outstanding at October
     31, 2003 and July 31, 2003                                                        153,464          152,747

     Additional paid-in capital                                                     28,453,481       28,298,301

     Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $519,174 and $516,653 at October
     31, 2003 and July 31, 2003                                                   (  2,897,520)    (  2,897,520)

     Accumulated deficit                                                          ( 11,192,309)    ( 11,033,791)
                                                                                ---------------  ---------------

     Total stockholders' equity                                                     14,517,116       14,519,737
                                                                                ---------------  ---------------

          Total liabilities and stockholders' equity                            $   30,218,202   $   27,837,742
                                                                                ===============  ===============



            The accompanying notes and accountants' report are an integral part of these statements.

                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                                                                Three months Ended
                                                            ----------------------------
                                                             October 31,    October 31,
                                                                2003           2002
                                                            -------------  -------------
Revenues                                                    $ 38,549,107   $ 37,440,658
Cost of goods sold                                            36,483,177     34,926,239
                                                            -------------  -------------
     Gross profit                                              2,065,930      2,514,419
Selling, general and administrative expenses
     Legal and professional fees                                 761,869        320,114
     Salaries and payroll related expenses                       501,415        458,737
     Other                                                       275,915        326,005
                                                            -------------  -------------
                                                               1,539,199      1,104,856
                                                            -------------  -------------

     Operating income                                            526,731      1,409,563
Other income (expense)
     Interest expense                                         (  375,586)   (   371,665)
     Interest income                                               5,339         68,869
     Estimated reduction in value of assets held for sale     (  500,000)             -
     Other income                                                210,000              -
                                                            -------------  -------------
        Income (loss) before taxes                            (  133,516)     1,106,767
Benefit (provision) for income tax                            (   25,000)       100,000
                                                            -------------  -------------
             Net income (loss)                              $ (  158,516)  $  1,206,767
                                                            =============  =============

Net income (loss) per common share                          $ (     0.01)  $       0.08
                                                            =============  =============
Net income (loss) per common share assuming
dilution                                                    $ (     0.01)  $       0.08
                                                            =============  =============

Weighted average common shares outstanding                    15,298,261     14,870,977
                                                            =============  =============



   The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (UNAUDITED)

                                                                                    Three months Ended
                                                                            ------------------------------------
                                                                               October 31,        October 31,
                                                                                  2003               2002
                                                                            -----------------  -----------------
Cash flows from operating activities:
Net income  (loss)                                                          $   (    158,516)  $      1,206,767
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                   222,060            244,001
     Amortization of lease rights                                                     11,449             11,449
     Non-employee stock based costs and other                                         31,217             56,217
     Amortization of loan discount                                                    51,081                  -
     Interest income - officer note                                                        -       (     67,241)
     Estimated reduction in value of assets held for sale                            500,000                  -
Changes in current assets and liabilities:
     Trade accounts receivable                                                  (  3,924,161)         1,569,658
     Inventories                                                                      13,572       (    354,949)
     Prepaid and other current assets                                                 26,358       (     23,977)
     Other assets                                                                      2,531             42,726
     LPG trade accounts payable                                                    2,716,488       (  2,081,994)
     Other accounts payable and accrued liabilities                             (     73,991)      (  1,570,040)
     Foreign taxes payable                                                            25,000                  -
                                                                            -----------------  -----------------
       Net cash (used in) provided by operating activities                      (    556,912)      (    967,383)
Cash flows from investing activities:
     Capital expenditures                                                       (     94,999)      (    134,306)
                                                                            -----------------  -----------------
     Net cash used in investing activities                                      (     94,999)      (    134,306)
Cash flows from financing activities:
     Revolving credit facilities                                                           -          3,669,599
     Issuance of common stock                                                         80,625                  -
     Issuance of debt                                                                 60,000                  -
     Reduction in debt                                                         (     320,226)      (    302,388)
                                                                            -----------------  -----------------
       Net cash provided by (used in) financing activities                     (     179,601)         3,367,211
                                                                            -----------------  -----------------
             Net (decrease) increase in cash                                   (     831,512)         2,265,522
Cash at beginning of period                                                        3,475,846            160,655
                                                                            -----------------  -----------------
Cash at end of period                                                       $      2,644,334   $      2,426,177
                                                                            =================  =================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
     Interest                                                               $        325,915   $        371,635
                                                                            =================  =================
Supplemental disclosures of noncash transactions:
     Mortgage receivable/ note payable                                      $              -   $          2,382
                                                                            =================  =================
     Equipment exchanged for note receivable                                $              -   $        720,000
                                                                            =================  =================



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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 80% of the Company's total revenues for the three months ended October 31, 2003.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries including its recently formed Rio Vista Energy Partners L.P. and its subsidiaries, all inactive (see note M), Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and subsidiaries, its Mexican subsidiaries, Penn Octane de Mexico, S.A. de C.V. (PennMex) and Termatsal, S.A. de C.V. (Termatsal) and its other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of October 31, 2003, the unaudited consolidated statements of operations for the three months ended October 31, 2003 and 2002 and the unaudited consolidated statements of cash flows for the three months ended October 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 2003, the unaudited consolidated results of operations for the three months ended October 31, 2003 and 2002 and the unaudited consolidated statements of cash flows for the three months ended October 31, 2003 and 2002.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                                 For the three months ended October 31, 2003
                                                ---------------------------------------------
                                                 Income (Loss)      Shares        Per-Share
                                                  (Numerator)    (Denominator)     Amount
                                                ---------------  -------------  -------------
     Net income (loss)                          $ (    158,516)

     BASIC EPS
     Net income (loss) available to common
       stockholders                               (    158,516)     15,298,261  $(      0.01)
                                                                                =============

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                                -               -

     DILUTED EPS
     Net income (loss) available to common
     stockholders                                         N/A              N/A            N/A


                                                 For the three months ended October 31, 2002
                                                ---------------------------------------------
                                                 Income (Loss)      Shares        Per-Share
                                                  (Numerator)    (Denominator)     Amount
                                                ---------------  -------------  -------------
     Net income (loss)                          $    1,206,767

     BASIC EPS
     Net income (loss) available to common
       stockholders                                  1,206,767      14,880,977  $       0.08
                                                                                =============

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                                -               -
                                                ---------------  -------------

     DILUTED EPS
     Net income (loss) available to common
       stockholders                             $    1,206,767      14,870,977  $       0.08
                                                ===============  =============  =============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                                   Three months Ended
                                                                           -----------------------------------
                                                                             October 31,        October 31,
                                                                                 2003              2002
                                                                           ----------------  -----------------
     Net income (loss), as reported                                        $(      158,516)  $      1,206,767

     Less:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
       effects                                                              (       52,914)      (    654,567)
                                                                           ----------------  -----------------

     Net income (loss), pro forma                                          $(      211,430)  $        552,200
                                                                           ================  =================

     Net income (loss) per common share, as reported                       $(         0.01)  $           0.08
                                                                           ================  =================

     Net income (loss)  per common share, pro forma                        $(         0.01)  $           0.04
                                                                           ================  =================

     Net  income (loss) per common share assuming dilution, as  reported   $(         0.01)  $           0.08
                                                                           ================  =================

     Net income (loss) per common share assuming dilution,   pro forma     $(         0.01)  $           0.04
                                                                           ================  =================

     The following assumptions were used for grants of warrants to employees in the three months ended October 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 81%; risk free interest rate of 3.27% and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the three months ended October 31, 2002, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 79%; risk free interest rate of 1.81% and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - ESTIMATED REDUCTION IN VALUE OF ASSETS HELD FOR SALE

     During November 2003, the Company granted a third party the option to purchase its compressed natural gas (CNG) equipment for $220,000. The proposed buyer paid the Company $3,000 for the option and the parties agreed to execute definitive documents no later than January 26, 2004. The Company is not obligated to complete the sale beyond the expiration date of the option and under terms which cannot be mutually agreed upon among the parties including warranty terms, indemnifications and form of payment. Although the consummation of the sale is not certain, the Company has reduced the carrying value of the assets to the value agreed to above and accordingly has recorded a charge of $500,000 for the three months ended October 31, 2003. The Company will record a gain to the extent that the Company ultimately realizes any amounts in excess of $220,000.


NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         October 31,     July 31,
                                                            2003           2003
                                                        -------------  ------------
LPG:
     Midline pump station                               $  2,443,988   $ 2,443,988
     Brownsville Terminal Facility: (a)
       Building                                              173,500       173,500
       Terminal facilities                                 3,631,207     3,631,207
       Tank Farm                                             373,945       373,945
       Leasehold improvements                                302,657       302,657
       Capital construction in progress                       96,212        96,212
       Equipment                                             226,285       226,285
                                                        -------------  ------------
                                                           7,247,794     7,247,794
                                                        -------------  ------------
     US - Mexico Pipelines and Matamoros Terminal
     Facility: (a)

     U.S. Pipelines and Rights of Way                      6,775,242     6,680,242
     Mexico Pipelines and Rights of Way                      993,300       993,300
     Matamoros Terminal Facility                           5,107,514     5,107,514
     Saltillo Terminal                                     1,027,267     1,027,267
   Land                                                      856,358       856,358
                                                        -------------  ------------
                                                          14,759,681    14,664,681
                                                        -------------  ------------
          Total LPG                                       22,007,475    21,912,475
                                                        -------------  ------------
Other:
     Office equipment                                         93,201        93,201
   Software                                                   75,890        75,890
                                                        -------------  ------------
                                                             169,091       169,091
                                                        -------------  ------------
                                                          22,176,566    22,081,566
     Less:  accumulated depreciation and amortization     (4,625,796)   (4,403,736)
                                                        -------------  ------------

                                                          17,550,770    17,677,830
                                                        =============  ============
(a)  See note M.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - PROPERTY, PLANT AND EQUIPMENT - CONTINUED

     The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to relocate the Saltillo Terminal. The cost of such relocation is estimated to be $500,000.

     Property, plant and equipment, net of accumulated depreciation, includes $6,355,672 and $6,427,387 of costs, located in Mexico at October 31, 2003 and July 31, 2003, respectively.


NOTE F - INVENTORIES

     Inventories  consist  of  the  following:

                                              October 31, 2003      July 31, 2003
                                            -------------------  -------------------
                                             Gallons     Cost     Gallons     Cost
                                            ---------  --------  ---------  --------
         LPG:
            Leased Pipeline                 1,175,958  $672,817  1,175,958  $638,623
            Brownsville Terminal Facility,
              Matamoros Terminal Facility
              and railcars leased by the
              Company                         335,044   191,693    440,771   239,368
            Markham Storage and other               -         -        168        91
                                            ---------  --------  ---------  --------

                                            1,511,002  $864,510  1,616,897  $878,082
                                            =========  ========  =========  ========


NOTE  G  -  DEBT  OBLIGATIONS

Debt consists of the following:

                                                                                         October 31,    July 31,
                                                                                             2003         2003
                                                                                         ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                     $    163,858  $  284,731

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                          117,300     198,178

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2002.                                                                                         137,500     137,500

Extending Noteholders' notes and $250,000 Note.                                             1,790,484   1,744,128

Other debt.                                                                                   132,774     186,524
                                                                                         ------------  ----------

              Total debt                                                                    2,341,916   2,551,061

Less:  Current maturities                                                                     491,432     746,933

       Short term debt                                                                      1,790,484   1,744,128
                                                                                         ------------  ----------

              Long-term debt                                                             $     60,000  $   60,000
                                                                                         ============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  DEBT  OBLIGATIONS  -  CONTINUED

     EXTENSION OF NEW ACCEPTING NOTEHOLDERS' NOTES AND ADDITIONAL NOTE

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003 (see note O). Under the terms of the agreement, the Extending Noteholders' notes bear interest at 16.5% per annum. Interest has been paid quarterly on the outstanding balances since March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003) through September 15, 2003. In addition, the Company was required to pay certain amounts of principal beginning March 2003 (approximately $1,114,000 of principal was paid through the period ended October 31, 2003 of which $1,000,000 was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company was allowed to prepay the Extending Noteholders' notes at any time. The Company also paid a fee of 1.5% on the principal amount of the Extending Noteholders' notes which was outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003.
     The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $291,124 has been amortized through October 31, 2003 ($51,081 has been amortized for the three months ended October 31, 2003).

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

     ISSUANCE  OF  PROMISSORY  NOTE

     During  December  2002,  the  Company  issued a note for $250,000 ($250,000
     Note) to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes. As of October 31, 2003 the Company repaid $50,000 of principal.

     OTHER

     In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a "Stipulation of Judgment" to the creditor at the time the note for legal services was issued.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  DEBT  OBLIGATIONS  -  CONTINUED

     OTHER  -  CONTINUED

     During September 2003, the Company entered into a settlement agreement with one of the holders of a promissory note issued in connection with the acquisition of the US-Mexico Pipelines and the Matamoros Terminal Facility whereby the noteholder was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments of the noteholder's note (see note I).

     The Company's Chairman and Chief Executive Officer is providing a personal guarantee for the punctual payment and performance under the CPSC Note until collateral pledged in connection with the note is perfected.


NOTE  H  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Bracamontes, a former officer and director of the Company which had been previously accrued but unissued at July 31, 2003.

     During October 2003, cashless warrants to purchase 103,685 shares of common stock of the Company were exercised. The exercise price of the warrants was $2.50 per share and the market price of the Company's common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of the Company. The Company had previously expensed the cost associated with the warrants when the warrants were originally granted.

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

     In connection with the Board Plan, during November 2003 the Board granted warrants to purchase 10,000 shares of common stock of the Company at exercise price of $2.61 per share to an outside director. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson, have both been dismissed from the litigation pursuant to a summary judgment. Omnitrans appealed the summary judgment in favor of the Company and Penn Wilson. During August 2003, the Appellate Court issued a preliminary decision denying Omnitran's appeal of the summary judgment in favor of the Company and Penn Wilson. Oral arguments on the appeal were heard in November 2003 and the Company prevailed on its summary judgment.

     On October 11, 2001, litigation was filed in the 197th Judicial District court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. (Tanner); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note G).

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of October 31, 2003, the Company had a $15,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) through January 31, 2004 for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the Chase Manhattan Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke Energy NGL Services, Inc. (Duke), Koch Hydrocarbon Company (Koch) and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at October 31, 2003 totaled approximately $10,640,000.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $2,552,308 at October 31, 2003). At October 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9,000,000 and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15,000,000 credit facility is effective until January 31, 2004 when it will be automatically reduced to $12,000,000.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12,000,000 after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total $1,816,025 at October 31, 2003, including accrued interest, are due on December 15, 2003 (see notes G and O).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note M). As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability, if any, resulting from the Spin-Off and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to extend the contract (see note K) and increase the minimum monthly sales volume. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) raise additional debt and/or equity capital, (iv) increase and extend the RZB Credit Facility and (v) restructure certain of its liabilities and obligations.

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


NOTE  L  -  INCOME  TAX

     During the three months ended October 31, 2003, the Company recorded an income tax expense of $25,000 related to Mexican income taxes. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($54,375 at October 31, 2003).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE M - SPIN-OFF OF SUBSIDIARY

     On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (Partnership), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by the Partnership and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the
     Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros (Asset Transfer), in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (Spin-Off), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions, including the receipt of an independent appraisal of the assets to be transferred by the Company to the Partnership in connection with the Spin-Off that supports an acceptable level of federal income taxes to the Company as a result of the Spin-Off; the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE M - SPIN-OFF OF SUBSIDIARY - CONTINUED

     In connection with the Spin-Off, the Company will grant to Mr. Jerome Richter, the Company's Chairman and Chief Executive Officer, and Shore Capital LLC (Shore), a company owned by Mr. Richard Shore the Company's President, options to each purchase 25% of the ownership interests in the Company's general partner interest in the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note G) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

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

     Because the Company will have control of the Partnership by virtue of its ownership and related voting control of the general partner, the Partnership will continue to be consolidated with the Company and the interests of the limited partners will be classified as minority interests.

     Had the transaction been consummated on October 31, 2003 the amount of stockholders' equity reflected in the Company's pro forma consolidated balance sheet would have been reduced by approximately $15,000,000 with a corresponding credit to minority interest. This would have resulted in a deficit in stockholders' equity of approximately $500,000.

     Had the transaction been consummated as of August 1, 2003, the Company's pro forma consolidated net loss for the three months ended October 31, 2003 would have been approximately $(1,500,000) after giving effect to minority interest related to the Spin-Off and estimated expenses related to the estimated intrinsic value associated with the options granted to Shore and Mr. Richter. As a result of the foregoing, loss per share would have increased to approximately $(.10).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  N  -  OTHER  INCOME

     In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the quarter ending October 31, 2003.


NOTE  O  -  SUBSEQUENT  EVENT

     The Extending Noteholders' notes and the $250,000 Note (Notes) matured on December 15, 2003. The Company did not pay the Notes at maturity. The Company is negotiating with the holders of the Notes to renew and extend the Notes.

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

FORWARD-LOOKING  STATEMENTS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation, the proposed Spin-off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under
Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003 as well as those discussed elsewhere in this Report. We caution you, however, that this list of factors may not be complete.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company may also sell LPG to U.S. and Canadian customers.

     During the three months ended October 31, 2003, the Company derived 80% of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended October 31, 2003 and 2002;

                                                       2003   2002
                                                       -----  -----
Volume Sold

        LPG (millions of gallons) - PMI                 48.6   49.6
        LPG (millions of gallons) - Other               14.3   22.6
                                                       -----  -----
                                                        62.9   72.2
                                                       =====  =====
Average sales price

        LPG (per gallon) - PMI                         $0.64  $0.55
        LPG (per gallon) - Other                        0.53   0.45

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2002

     Revenues. Revenues for the three months ended October 31, 2003 were $38.5 million compared with $37.4 million for the three months ended October 31, 2002, an increase of $1.1 million or 3.0%. Of this increase, $4.3 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended October 31, 2003, and $1.9 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended October 31, 2003, partially offset by $664,614 attributable to decreased volumes of LPG sold to PMI during the three months ended October 31, 2003 and $4.4 million attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended October 31, 2003.

     Cost of goods sold. Cost of goods sold for the three months ended October 31, 2003 was $36.5 million compared with $34.9 million for the three months ended October 31, 2002, an increase of $1.6 million or 4.5%. Of this increase, $4.3 million was attributable to increases in the cost of LPG sold to PMI during the three months ended October 31, 2003 and $2.6 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended October 31, 2003, partially offset by $4.7 million attributable to decreased volume of LPG sold to customers other than PMI during the three months ended October 31, 2003 and $581,650 attributable to decreased volume of LPG sold to PMI during the three months ended October 31, 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.5 million for the three months ended October 31, 2003 compared with $1.1 million for the three months ended October 31, 2002, an increase of $434,343 or 39.3%. The increase during the three months ended October 31, 2003 was principally due to legal and other professional fees related to the Spin-Off.

     Other income (expense). Other income (expense) was $(660,247) for the three months ended October 31, 2003, compared with $(302,796) for the three months ended October 31, 2002. The increase in other expenses was due primarily to increased amortization of discounts on outstanding debt incurred and the estimated reduction in value of the assets held for sale of $500,000 during the three months ended October 31, 2003, partially offset by $210,000 of other income related to the cancellation of a contract.

     Income  tax.   The  Company  incurred $25,000 of Mexican income tax expense during  the  three  months  ended  October  31,  2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total approximately $1.8 million at October 31, 2003 were due on December 15, 2003 (see Private Placements and Other Transactions below). The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders. As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Rio Vista Energy Partners L.P. below).

     The following summary table reflects comparative cash flows for three months ended October 31, 2003, and 2002. All information is in thousands.

                                                          2003            2002
                                                     --------------  --------------
Net cash (used in) operating activities . . . . . .  $(        557)  $(        967)

Net cash (used in) investing activities . . . . . .   (         95)   (        134)

Net cash provided by (used in) financing activities   (        180)          3,367
                                                     --------------  --------------

Net (decrease) increase in cash . . . . . . . . . .  $      (  832)  $       2,266
                                                     --------------  --------------

Less net decrease (increase) in restricted cash . .            853    (      2,378)
                                                     --------------  --------------

Net increase (decrease) in non-restricted
cash. . . . . . . . . . . . . . . . . . . . . . . .  $          21   $         112
                                                     ==============  ==============

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

     Sales of Assets. Based on the Company's recognition that the sale of the CNG assets may require considerable additional time and expense to dispose of, managements' desire to focus on the LPG business, and the Company's need for cash, during November 2003, the Company granted a third party the option to purchase its CNG equipment for $220,000. The proposed buyer paid the Company $3,000 for the option and the parties agreed to execute definitive documents no later than January 26, 2004. The Company is not obligated to complete the sale beyond the expiration date of the option and under terms which cannot be mutually agreed upon among the parties including warranty terms, indemnifications and form of payment. Although the consummation of the sale is not certain, the Company has reduced the carrying value of the assets to the value agreed to above and accordingly has recorded a charge of $500,000 for the three months ended October 31, 2003.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director. The Company paid a nominal purchase price. As a result, since the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price from an officer and consultant of the Company.

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

     Credit Arrangements. As of October 31, 2003, the Company has a $15.0 million credit facility with RZB Finance L.L.C. ("RZB") through January 31, 2004 for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The Company's Chairman and Chief Executive Officer has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke, Koch and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at October 31, 2003 totaled approximately $10.6 million.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of $2.6 million at October 31, 2003). At October 31, 2003, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB. The $15.0 million credit facility is effective until January 31, 2004 when it will be automatically reduced to $12.0 million.

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

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (the "Extending Noteholders") reached an agreement whereby the due date for $2.7 million of principal due on the Extending Noteholders' notes were extended to December 15, 2003 (see below). Under the terms of the agreement, the Extending Noteholders' notes bear interest at 16.5% per annum. Interest has been paid quarterly on the outstanding balances since March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003) through September 15, 2003. In addition, the Company was required to pay certain amounts of principal beginning March 2003 (approximately $1.1 million of principal was paid through the period ended
October 31, 2003 of which $1.0 million was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company was allowed to prepay the Extending Noteholders' notes at any time. The Company also paid a fee of 1.5% on the principal amount of the Extending Noteholders' notes which was outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003. The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $291,124 has been amortized through October 31, 2003 ($51,081 has been amortized for the three months ended October 31, 2003).

     During December 2002, the Company issued a note for $250,000 (the "$250,000 Note") to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes. As of
October  31,  2003  the  Company  repaid  $50,000  of  principal.

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

     The  Extending  Noteholders'  notes  and  $250,000  Note (Notes) matured on
December 15, 2003. The Company did not pay the Notes at maturity. The Company is negotiating with the holders of the Notes to renew and extend the Notes.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to the former officer and director as severance compensation (see above). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 during the year ended July 31, 2003 based on the market value of the stock.

     During October 2003, cashless warrants to purchase 103,685 shares of common stock of the Company were exercised. The exercise price of the warrants was $2.50 per share and the market price of the Company's common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of the Company.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Settlement of Litigation. On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note.

     Litigation. On March 2, 2000, litigation was filed in the Superior Court of California, County of San Bernardino by Omnitrans against Penn Octane Corporation, Penn Wilson and several other third parties alleging breach of contract, fraud and other causes of action related to the construction of a refueling station by a third party. Penn Octane Corporation and Penn Wilson have both recently been dismissed from the litigation pursuant to a summary judgment. Omnitrans appealed the summary judgments in favor of the Company and Penn Wilson. During August 2003, the Appellate Court issued a preliminary decision denying Omnitran's appeal of the summary judgment in favor of the Company and Penn Wilson. Oral arguments on the appeal were heard in November 2003 and the Company prevailed on its summary judgment.

     The Company and its subsidiaries are also involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims, including those discussed above, should not materially affect its consolidated financial statements.

     Other Income. In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the quarter ending October 31, 2003.

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Extending Noteholders' notes, the $250,000 Note, the RZB Credit Facility and the notes related to the settlement. Unless RZB authorizes an extension, the RZB Credit Facility will be reduced to $12.0 million after January 31, 2004. The Extending Noteholders' notes and the $250,000 Note, which total approximately $1.8 million at October 31, 2003, including accrued interest, are due on December 15, 2003 (see notes G and O).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note M). As a result of the Spin-Off, the Company's stockholders' equity will be reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability, if any, resulting from the Spin-Off and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million.

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

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to extend the contract (see note K) and increase the minimum monthly sales volume. In addition, management is taking steps to (i) obtain additional sale contracts commensurate with supply agreements (ii) increase the number of customers assuming deregulation of the LPG industry in Mexico, (iii) raise additional debt and/or equity capital, (iv) increase and extend the RZB Credit Facility and (v) restructure certain of its liabilities and obligations.

     Rio Vista Energy Partners L.P. On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (the "Partnership"), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by the Partnership and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros (the "Asset Transfer"), in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions, including the receipt of an independent appraisal of the assets to be transferred by the Company to the Partnership in connection with the Spin-Off that supports an acceptable level of federal income taxes to the Company as a result of the Spin-Off; the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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


     In connection with the Spin-Off, the Company will grant to Mr. Jerome Richter, the Company's Chairman and Chief Executive Officer, and Shore Capital LLC ("Shore"), a company owned by Mr. Richard Shore the Company's President, options to each purchase 25% of the ownership interests in the Company's general partner interest in the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note G) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

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

     Liquidity:
     ---------

     The Partnership expects that once the period for minimum distributions commences, it will distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.25 per common unit, or $1.00 per year, to the extent that the Partnership has sufficient cash from operations after establishment of cash reserves and payment of expenses, including the reimbursement of the general partner fees and the guarantees and tax agreement discussed below. The Company intends to restructure certain of its liabilities and obligations to the extent possible, but there can be no assurance that such restructuring can be accomplished or that it will be adequate to allow the Company to pay such liabilities and obligations when due.

     A portion of the Company's current cash flow from operations will be shifted to the Partnership as a result of the Spin-Off. As a result, the Company's remaining cash flow from operations may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor and will continue to pledge all of its assets as collateral on the Company's existing debt obligations. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. However as a result of the distributions, the Partnership may not have sufficient cash flow to pay any obligations related to its guarantees and tax agreement.

     If the Company's cash flow from operations is not adequate to satisfy such payment of liabilities and obligations and/or tax liabilities when due and the Partnership is unable to satisfy its guarantees and /or tax agreement, the Company may be required to pursue additional debt and/or equity financing. In such event, the Company's management does not believe that the Company would be able to obtain such financing from traditional commercial lenders. In addition, there can be no assurance that such additional financing will be available on terms attractive to the Company or at all. If additional financing is available through the sale of the Company's equity and/or other securities convertible into equity securities through public or private financings, substantial and immediate dilution to existing stockholders may occur. There is no assurance that the Company would be able to raise any additional capital if needed. If additional financing cannot be accomplished and the Company is unable to pay its liabilities and obligations when due or to restructure certain of its liabilities and obligations, the Company may suffer material adverse consequences to its business, financial condition and results of operations.

     Contractual Obligations and Commercial Commitments. The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of October 31, 2003. Where applicable, LPG prices are based on the October 2003 monthly average as published by Oil Price Information Services.

                                                            PAYMENTS DUE BY PERIOD
                                                            (AMOUNTS IN MILLIONS)
                                          -----------------------------------------------------------
                                                          Less than     1 - 3       4 - 5     After
       Contractual Obligations                Total         1 Year      Years       Years    5 Years
----------------------------------------  --------------  ----------  ----------  ---------  --------
  Long-Term Debt Obligations              $            -  $        -  $        -  $       -  $      -
  Operating Leases                                  12.5         1.5         2.8        2.6       5.6
  LPG Purchase Obligations                         538.1       110.3       174.1      174.1      79.6
  Other Long-Term Obligations                          -           -           -          -         -
                                          --------------  ----------  ----------  ---------  --------
     Total Contractual Cash Obligations   $        550.6  $    111.8  $    176.9  $   176.7  $   85.2
                                          ==============  ==========  ==========  =========  ========


                                                        AMOUNT OF COMMITMENT EXPIRATION
                                                                 PER PERIOD
                                                            (AMOUNTS IN MILLIONS)
                                          -----------------------------------------------------------
      Commercial                          Total Amounts   Less than      1 - 3      4 - 5      Over
      Commitments                           Committed       1 Year       Years      Years    5 Years
----------------------------------------  --------------  ----------  ----------  ---------  --------
  Lines of Credit                         $            -  $        -  $        -  $       -         -
  Standby Letters of Credit                         10.6        10.6           -          -         -
  Guarantees                                         N/A         N/A         N/A        N/A       N/A
  Standby Repurchase Obligations                     N/A         N/A         N/A        N/A       N/A
  Other Commercial Commitments                       N/A         N/A         N/A        N/A       N/A
                                          --------------  ----------  ----------  ---------  --------
     Total Commercial Commitments         $         10.6  $     10.6  $        -  $       -  $      -
                                          ==============  ==========  ==========  =========  ========

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

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See note I to the accompanying unaudited consolidated financial statements and note K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          See note H to the accompanying unaudited consolidated financial statements and notes I and J to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003, for information concerning certain sales of Securities.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     THE FOLLOWING EXHIBITS ARE INCORPORATED HEREIN BY REFERENCE:

     Exhibit  No.
     ------------

     10.01 LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller") and P.M.I. Trading Limited ("Buyer"). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on June 13, 2002, SEC File No. 000-24394).

     10.02 Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on June 13, 2002, SEC File No. 000-24394).

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

     10.04 Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).


THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     23   Accountant's Acknowledgment

     31.1 Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

     31.2 Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

     32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            PENN OCTANE CORPORATION



December 17, 2003           By:  /s/Ian T. Bothwell
                                 -----------------------------------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                    Chief Financial Officer