Form 10-Q
period 2004-01-31
PENN OCTANE CORP
filed 2004-03-19
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on March 3, 2003 was 15,285,245.

                             PENN OCTANE CORPORATION
                                TABLE OF CONTENTS


        ITEM                                                            PAGE NO.
        ----                                                            --------

Part I   1.    Financial Statements

               Independent Certified Public Accountants' Review Report         3

               Consolidated Balance Sheets as of
               January 31, 2004 (unaudited) and July 31, 2003                4-5

               Unaudited Consolidated Statements of Operations for the three
               Months and six months ended January 31, 2004 and 2003           6

               Unaudited Consolidated Statements of Cash Flows for the six
               months ended January 31, 2004 and 2003                          7

               Notes to Consolidated Financial Statements (Unaudited)       8-21

         2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               22-34

         3.    Quantitative and Qualitative Disclosures
               About Market Risk                                              34

         4.    Controls and Procedures                                        34

Part II  1.    Legal Proceedings                                              35

         2.    Changes in Securities, Use of Proceeds
               and Issuer Purchases of Equity Securities                      35

         3.    Defaults Upon Senior Securities                                35

         4.    Submission of Matters to a Vote of Security Holders            35

         5.    Other Information                                              35

         6.    Exhibits and Reports on Form 8-K                            35-36

         Signatures                                                           37

             Independent Certified Public Accountants' Review Report

Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of January 31, 2004, and the related consolidated statements of operations for the three months and six months ended January 31, 2004 and 2003 and the consolidated statements of cash flows for the six months ended January 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2003, is fairly stated.

Our auditor's report on the Company's financial statements as of July 31, 2003 included an explanatory paragraph referring to the matters discussed in Note P of those financial statements which raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note J of the accompanying unaudited interim financial statements, conditions continue to exist which raise substantial doubt about the Company's ability to continue as a going concern.


                         /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
March 5, 2004

PART I
ITEM  1.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                             January 31,
                                                                                2004        July 31,
                                                                             (Unaudited)      2003
                                                                            -------------  -----------
Current Assets

   Cash                                                                     $      84,306  $    71,064

   Restricted  cash                                                             4,133,465    3,404,782

   Trade accounts receivable (less allowance for doubtful accounts of $0 at
   January 31, 2004 and $5,783 at July 31, 2003)                               13,434,280    4,143,458

   Inventories                                                                  1,175,714      878,082

   Assets held for sale                                                           220,000      720,000

   Prepaid expenses and other current assets                                      120,530      476,109
                                                                            -------------  -----------

      Total current assets                                                     19,168,295    9,693,495

Property, plant and equipment - net                                            17,244,512   17,677,830

Lease rights (net of accumulated amortization of $730,433 and $707,535 at
January 31, 2004 and July 31, 2003)                                               423,606      446,504

Other non-current assets                                                           20,030       19,913
                                                                            -------------  -----------

      Total assets                                                          $  36,856,443  $27,837,742
                                                                            =============  ===========

  The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               January 31,
                                                                                  2004         July 31,
                                                                               (Unaudited)       2003
                                                                              -------------  -------------
Current Liabilities
    Current maturities of long-term debt                                      $    247,527   $    746,933

    Short-term debt                                                                      -      1,744,128

    LPG trade accounts payable                                                  15,969,399      7,152,098

    Other accounts payable                                                       1,645,639      2,470,880

    Foreign taxes payable                                                           18,928         60,000

    Accrued liabilities                                                          1,125,677      1,083,966
                                                                              -------------  -------------
      Total current liabilities                                                 19,007,170     13,258,005

Long-term debt, less current maturities                                          1,678,516         60,000

Commitments and contingencies                                                            -              -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at January 31, 2004 and July 31, 2003               -              -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at
    January 31, 2004 and July 31, 2003                                                   -              -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,285,245 and 15,274,749 shares issued and outstanding at January 31,
    2004 and July 31, 2003                                                         152,852        152,747

    Additional paid-in capital                                                  28,487,341     28,298,301

    Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $468,693 and $516,653 at January
    31, 2004 and July 31, 2003                                                  (2,728,000)    (2,897,520)

    Accumulated deficit                                                        ( 9,741,436)   (11,033,791)
                                                                              -------------  -------------
    Total stockholders' equity                                                  16,170,757     14,519,737
                                                                              -------------  -------------
        Total liabilities and stockholders' equity                            $ 36,856,443   $ 27,837,742
                                                                              =============  =============


   The accompanying notes and accountants' report are an integral part of these statements.

                                     PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)


                                                            Three Months Ended              Six Months Ended
                                                            ------------------              ----------------
                                                         January 31,    January 31,    January 31,    January 31,
                                                            2004           2003           2004           2003
                                                        -------------  -------------  -------------  -------------

Revenues                                                $ 50,609,858   $ 43,621,932   $ 89,158,965   $ 81,062,590

Cost of goods sold                                        47,317,579     40,237,561     83,800,756     75,163,800
                                                        -------------  -------------  -------------  -------------

    Gross profit                                           3,292,279      3,384,371      5,358,209      5,898,790

Selling, general and administrative expenses

    Legal and professional fees                              416,526        731,677      1,178,395      1,051,791

    Salaries and payroll related expenses                    632,925        511,096      1,134,340        969,833

    Other                                                    506,365        182,937        782,280        508,942
                                                        -------------  -------------  -------------  -------------

                                                           1,555,816      1,425,710      3,095,015      2,530,566


  Estimated reduction in value of assets held for sale             -              -       (500,000)             -
                                                        -------------  -------------  -------------  -------------

    Operating income                                       1,736,463      1,958,661      1,763,194      3,368,224

Other income (expense)

    Interest and LPG financing expense                    (  338,998)     ( 422,370)     ( 714,584)    (  794,035)

    Interest income                                           39,836         13,574         45,175         82,443

    Other income                                                   -              -        210,000              -
                                                        -------------  -------------  -------------  -------------


       Income before taxes                                 1,437,301      1,549,865      1,303,785      2,656,632


Benefit (provision) for income tax                            13,572              -     (   11,428)       100,000
                                                        -------------  -------------  -------------  -------------


         Net income                                     $  1,450,873   $  1,549,865   $  1,292,357   $  2,756,632
                                                        =============  =============  =============  =============


Net income per common share                             $       0.09   $       0.10   $       0.08   $       0.19
                                                        =============  =============  =============  =============

Net income per common share assuming
dilution                                                $       0.09   $       0.10   $       0.08   $       0.18
                                                        =============  =============  =============  =============

Weighted average common shares outstanding                15,352,808     14,866,836     15,325,535     14,868,906
                                                        =============  =============  =============  =============


   The accompanying notes and accountants' report are an integral part of these statements.

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)


                                                                         Six Months Ended
                                                                    ----------------------------
                                                                     January 31,    January 31,
                                                                        2004           2003
                                                                    -------------  -------------
Cash flows from operating activities:
Net income                                                          $  1,292,357   $  2,756,632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                        455,637        506,969
    Amortization of lease rights                                          22,898         22,898
    Non-employee stock based costs                                        62,434        104,101
    Amortization of loan discount related to detachable warrants          63,335         39,583
    Interest income - officer note and related party                     (32,334)       (67,241)
    Estimated reduction in value of assets held for sale                 500,000              -
    Gain on sale of equipment                                                  -        (83,406)
Changes in current assets and liabilities:
    Trade accounts receivable                                         (9,290,822)      (410,531)
    Inventories                                                         (297,632)    (1,594,619)
    Prepaid and other current assets                                     293,145       (161,549)
    LPG trade accounts payable                                         8,817,301      3,611,918
    Other accounts payable and accrued liabilities                      (708,259)    (1,371,082)
    Foreign taxes payable                                                (41,072)             -
                                                                    -------------  -------------
      Net cash provided by operating activities                        1,136,988      3,353,673
Cash flows from investing activities:
    Proceeds from the sale of equipment                                        -         96,000
    Capital expenditures                                                 (22,320)      (367,354)
    (Increase) decrease in other  non-current assets                        (117)        71,995
                                                                    -------------  -------------
      Net cash used in investing activities                              (22,437)      (199,359)
Cash flows from financing activities:
    Increase in restricted cash                                         (728,683)    (2,824,080)
    Revolving credit facilities                                                -       (150,000)
    Issuance of common stock                                             122,188              -
    Issuance of debt                                                     367,536        584,711
    Reduction in debt                                                   (862,350)      (866,045)
                                                                    -------------  -------------
      Net cash used in financing activities                           (1,101,309)    (3,255,414)
                                                                    -------------  -------------
           Net increase (decrease) in cash                                13,242       (101,100)
Cash at beginning of period                                               71,064        130,954
                                                                    -------------  -------------
Cash at end of period                                               $     84,306   $     29,854
                                                                    =============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest and LPG financing                                      $    631,785   $    753,924
                                                                    =============  =============
Supplemental disclosures of noncash transactions:
    Equity-common stock and warrants issued                         $    528,024   $    316,665
                                                                    =============  =============
    Mortgage receivable/ note payable                               $          -   $    108,785
                                                                    =============  =============
    Equipment exchanged for note receivable                         $          -   $    720,000
                                                                    =============  =============
    Stock exchanged for note receivable                             $    169,520   $     30,480
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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 86% and 84% of the Company's total revenues for the three and six months ended January 31, 2004, respectively. See notes J, K and M.

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

     The unaudited consolidated balance sheet as of January 31, 2004, the unaudited consolidated statements of operations for the three months and six months ended January 31, 2004 and 2003 and the unaudited consolidated statements of cash flows for the six months ended January 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of January 31, 2004, the unaudited consolidated results of operations for the three months and six months ended January 31, 2004 and 2003 and the unaudited consolidated statements of cash flows for the three months and six months ended January 31, 2004 and 2003.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                                For the three months ended January 31, 2004
                                                -------------------------------------------
                                                 Income (Loss)       Shares      Per-Share
                                                  (Numerator)    (Denominator)     Amount
                                                 --------------  --------------  ----------
   Net income (loss)                             $    1,450,873

   BASIC EPS
   Net income (loss) available to common
     stockholders                                     1,450,873      15,352,808  $     0.09
                                                                                 ==========

   EFFECT OF DILUTIVE SECURITIES
   Warrants                                                   -          21,298
                                                 --------------  --------------

   DILUTED EPS
   Net income (loss) available to common
   stockholders                                  $    1,450,873      15,374,106  $     0.09
                                                 ==============  ==============  ==========


                                                For the three months ended January 31, 2003
                                                -------------------------------------------
                                                 Income (Loss)      Shares       Per-Share
                                                  (Numerator)    (Denominator)     Amount
                                                 --------------  --------------  ----------
   Net income (loss)                             $    1,549,865

   BASIC EPS
   Net income (loss) available to common
     stockholders                                     1,549,865      14,866,836  $     0.10
                                                                                 ==========

   EFFECT OF DILUTIVE SECURITIES
   Warrants                                                   -         169,926
                                                 --------------  --------------

   DILUTED EPS
   Net income (loss) available to common
     stockholders                                $    1,549,865      15,036,762  $     0.10
                                                 ==============  ==============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE B - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                               For the six months ended January 31, 2004
                                               -----------------------------------------
                                               Income (Loss)       Shares      Per-Share
                                                (Numerator)    (Denominator)     Amount
                                               --------------  --------------  ----------
   Net income (loss)                           $    1,292,357

   BASIC EPS
   Net income (loss) available to common
     stockholders                                   1,292,357      15,325,535  $     0.08
                                                                               ==========

   EFFECT OF DILUTIVE SECURITIES
   Warrants                                                 -          10,649
                                               --------------  --------------

   DILUTED EPS
   Net income (loss) available to common
   stockholders                                $    1,292,357      15,336,184  $     0.08
                                               ==============  ==============  ==========


                                                For the six months ended January 31, 2003
                                                -----------------------------------------
                                                 Income (Loss)     Shares       Per-Share
                                                  (Numerator)   (Denominator)    Amount
                                               --------------  --------------  ----------
   Net income (loss)                           $    2,756,632

   BASIC EPS
   Net income (loss) available to common
     stockholders                                   2,756,632      14,868,906  $     0.19
                                                                               ==========

   EFFECT OF DILUTIVE SECURITIES
   Warrants                                                 -          85,065
                                               --------------  --------------

   DILUTED EPS
   Net income (loss) available to common
   stockholders                                $    2,756,632      14,953,971  $     0.18
                                               ==============  ==============  ==========

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                 Three Months Ended           Six Months Ended
                                                           ----------------------------  ----------------------------
                                                            January 31,    January 31,    January 31,    January 31,
                                                               2004           2003           2004           2003
                                                           -------------  -------------  -------------  -------------

Net income, as reported                                    $  1,450,873   $  1,549,865   $  1,292,357   $  2,756,632

Less:  Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                   (14,859)      (465,753)       (67,773)    (1,120,309)
                                                           -------------  -------------  -------------  -------------

Net income, pro forma                                      $  1,436,014   $  1,084,112   $  1,224,584   $  1,636,323
                                                           =============  =============  =============  =============

Net income per common share, as reported                   $       0.09   $       0.10   $       0.08   $       0.19
                                                            =============  =============  =============  =============

Net income per common share, pro forma                     $       0.09   $       0.07   $       0.08   $       0.11
                                                           =============  =============  =============  =============

Net income per common share assuming dilution, as
reported                                                   $       0.09   $       0.10   $       0.08   $       0.18
                                                           =============  =============  =============  =============

Net income per common share assuming dilution,
pro forma                                                  $       0.09   $       0.07   $       0.08   $       0.11
                                                           =============  =============  =============  =============

     The following assumptions were used for grants of warrants to employees in the six months ended January 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the six months ended January 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 80%; risk free interest rate of 1.75% and 1.81% and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - ESTIMATED REDUCTION IN VALUE OF ASSETS HELD FOR SALE

     During  February  2004,  the Company sold all of its compressed natural gas
     (CNG) equipment to a third party for $220,000. The purchase price was paid in cash. Under the terms of the sales agreement, the equipment was sold "as is".

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         January 31,       July 31,
LPG:                                                         2004            2003
                                                        --------------  --------------
     Midline pump station                               $   2,343,988   $   2,443,988
     Brownsville Terminal Facility: (a)
       Building                                               173,500         173,500
       Terminal facilities                                  3,631,207       3,631,207
       Tank Farm                                              373,945         373,945
       Leasehold improvements                                 302,657         302,657
       Capital construction in progress                        96,212          96,212
       Equipment                                              226,285         226,285
       Terminal vehicle                                        25,968               -
                                                        --------------  --------------
                                                            7,173,762       7,247,794
                                                        --------------  --------------
     US - Mexico Pipelines and Matamoros Terminal
     Facility: (a)

     U.S. Pipelines and Rights of Way                       6,775,242       6,680,242
     Mexico Pipelines and Rights of Way                       993,300         993,300
     Matamoros Terminal Facility                            5,107,514       5,107,514
     Saltillo Terminal                                      1,027,267       1,027,267
     Land                                                     856,358         856,358
                                                        --------------  --------------
                                                           14,759,681      14,664,681
                                                        --------------  --------------
            Total LPG                                      21,933,443      21,912,475
                                                        --------------  --------------
Other:
     Office equipment                                          94,553          93,201
     Software                                                  75,890          75,890
                                                        --------------  --------------
                                                              170,443         169,091
                                                        --------------  --------------
                                                           22,103,886      22,081,566
     Less:  accumulated depreciation and amortization    (  4,859,374)   (  4,403,736)
                                                        --------------  --------------

                                                        $  17,244,512   $  17,677,830
                                                        ==============  ==============
     (a)  See note M.

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

     Property, plant and equipment, net of accumulated depreciation, includes $6,280,698 and $6,427,387 of costs, located in Mexico at January 31, 2004 and July 31, 2003, respectively.


NOTE  F  -  INVENTORIES

     Inventories are valued at the lower of cost or market (LCM) and consist of the following:

                                              January 31, 2004        July 31, 2004
                                            ---------------------  -------------------
                                             Gallons       LCM      Gallons      LCM
                                            ---------  ----------  ---------  --------
LPG:
   Leased Pipeline                          1,175,958  $  866,375  1,175,958  $638,623
   Brownsville Terminal Facility,
    Matamoros Terminal Facility
    and railcars                              419,875     309,339    440,771   239,368
   Markham Storage and other                        -           -        168        91
                                            ---------  ----------  ---------  --------

                                            1,595,833  $1,175,714  1,616,897  $878,082
                                            =========  ==========  =========  ========

NOTE  G  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                                                          January 31,    July 3,
                                                                                              2004         2003
                                                                                          ------------  ----------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility. (a)                                                  $     40,246  $  284,731

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility. (a)                                                        34,587     198,178

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2002.                                                                                          137,500     137,500

Restructured Notes and $280,000 Notes                                                        1,598,174   1,744,128

Other debt.                                                                                    115,536     186,524
                                                                                          ------------  ----------
          Total debt                                                                         1,926,043   2,551,061
Less:  Current maturities                                                                      247,527     746,933
       Short term debt                                                                               -   1,744,128
                                                                                          ------------  ----------
          Long-term debt                                                                  $  1,678,516  $   60,000
                                                                                          ============  ==========

(a)  Paid subsequent to January 31, 2004

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  G  -  DEBT  OBLIGATIONS  -  CONTINUED

     EXTENSION OF CERTAIN OF THE NEW ACCEPTING NOTEHOLDERS' NOTES, ADDITIONAL NOTE AND $250,000 NOTE TOTALING $1,525,000 (COLLECTIVELY THE RESTRUCTURED NOTES)

     On January 16, 2004, the Restructured Notes which were due on December 15, 2003 were renewed and extended (Restructuring). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004.

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of the Company held by holders of the Restructured Notes until December 15, 2008 and agreed to issue new warrants to purchase units of Rio Vista Energy Partners L.P. (Rio Vista) in an amount equal to 2,500 warrants for each $100,000 of Restructured Notes and an additional 2,500 warrants in Rio Vista for each $100,000 of Restructured Notes outstanding at December 15, 2004 (Rio Vista Warrants). The Rio Vista Warrants will expire three years from the date of the Spin-Off (see note M) and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield on the exercise price. In addition, the Company agreed to issue an additional 37,500 warrants to purchase shares of common stock of the Company to certain holders of the Restructured Notes.

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003 which did not agree to the Restructuring (Declining Noteholders) were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of the Company.

     In addition, holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that the assets of the Company to be transferred to Rio Vista will continue to be pledged as collateral for payment of the Restructured Notes and $280,000 Notes, Rio Vista guarantees the Company's obligations under the Restructured Notes and $280,000 Notes and that Rio Vista is prohibited against making any distributions in the event that the Company is in default under the Restructured Notes and $280,000 Notes.

     In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation acted as placement agent and will receive a fee equal to 1.5% of the Restructured Notes and $280,000 Notes and after the date of the Spin-Off warrants to purchase 10,000 units in Rio Vista and an additional 10,000 warrants to purchase 10,000 units in Rio Vista if the Restructured Notes and $280,000 Notes are not paid by December 15, 2004. The terms of the warrants are the same as the Rio Vista Warrants.

     In connection with the issuance of the new warrants of the Company and the extension of the warrants of the Company, the Company recorded a discount of $220,615 related to the fair value of the newly issued, modified warrants and fees of which $13,788 has been amortized through January 31, 2004. In addition, $75,622 of discount was amortized which related to the New Accepting Noteholders' Notes, Additional Note and $250,000 note during the six months ended January 31, 2004. The Company will record an additional discount related to the obligation to issue Rio Vista warrants to the holders of the Restructured Notes and $280,000 Notes after the date of the Spin-off and after the Company is able to determine the fair value, if any.

     OTHER

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

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Jorge Bracamontes, a former officer and director of the Company which had been previously accrued but unissued at July 31, 2003.

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

     During November 2003, warrants to purchase 16,625 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $41,563.

     During January 2004, the Company agreed to accept 77,765 shares of common stock of the Company as full satisfaction of indebtedness owed to the Company by a related party. As a result, the Company recorded previously unrecorded interest income of $32,334.

     STOCK  WARRANTS
     ---------------

     The Company applies APB 25 for warrants granted to the Company's employees and to the Company's Board of Directors serving in the capacity as directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

     In  connection with the restructuring of certain debt obligations (see Note
     G), during January 2004 the Company issued warrants to purchase 37,500 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable until December 15, 2008.


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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of January 31, 2004, the Company had a $15,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
     (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke Energy NGL Services, Inc. (Duke), Koch Hydrocarbon Company (Koch) and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at January 31, 2004 totaled approximately $15,300,000.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $4,133,465 at January 31, 2004). At January 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     The RZB Credit Facility was to be reduced from $15,000,000 to $12,000,000 after January 31, 2004. However, the RZB Credit Facility has remained at $15,000,000 pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15,000,000 for a longer term than month-to-month.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  J  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Note and the RZB Credit Facility. The RZB Credit Facility was to be reduced from $15,000,000 to $12,000,000 after January 31, 2004. However, the RZB Credit Facility has remained at $15,000,000 pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15,000,000 for a longer term than month-to-month. On December 29, 2003, the Company received notice from PMI that it was terminating the Contract effective March 31, 2004 (see note K).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note M). As a result of the Spin-Off, the Company's stockholders' equity will be materially reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not generate sufficient cash flow. The ability for the Company and the Partnership to generate sufficient cash flows is significantly dependant on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to renew and extend the Contract at acceptable monthly sales volumes and margins. In addition, management is taking steps to (i) consummate the Spin-Off (ii) diversify its operations to reduce dependency on sales to PMI, (iii) increase and extend the RZB Credit Facility and (iv) raise additional debt and/or equity capital.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  K  -  CONTRACTS

     LPG  SALES  TO  PMI

     Effective March 1, 2002, the Company and PMI entered into a contract for the minimum monthly sale of 17,000,000 gallons of LPG (see supply agreements below), subject to monthly adjustments based on seasonality (Contract). The Contract was originally to expire on May 31, 2004. On December 29, 2003, the Company received a notice from PMI requesting the termination of the Contract effective March 31, 2004, the end of the winter period as defined under the Contract. The Company and PMI are currently negotiating the renewal of the Contract.

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

     During December 2003, the Company and Koch Hydrocarbon Company (Koch) entered into a new three year supply agreement. The terms of the agreement are similar to the agreement previously in effect between the parties.

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


NOTE  L  -  OTHER  INCOME

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

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros (Asset Transfer), in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (Spin-Off), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission (SEC). The Form 10 has subsequently been amended for clarification based on comments from the SEC staff. The amended Form 10 was filed on March 5, 2004. Rio Vista is awaiting further comments, if any, from the SEC staff. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE M - SPIN-OFF OF SUBSIDIARY - CONTINUED

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC (Shore), a company owned by Mr. Richard Shore, the Company's President, options to each purchase 25% of the limited liability company interests in the general partner of the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

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

     Had the transaction been consummated on January 31, 2004 the amount of stockholders' equity reflected in the Company's pro forma consolidated balance sheet would have been reduced by approximately $14,500,000 with a corresponding credit to minority interest. This would have resulted in stockholders' equity of approximately $1,700,000.

     Had the transaction been consummated as of August 1, 2003, the Company's pro forma consolidated net income for the six months ended January 31, 2004 would have decreased to a net loss of approximately $(800,000) after giving effect to minority interest related to the Spin-Off and estimated expenses related to the estimated intrinsic value associated with the options granted to Shore and Mr. Richter. As a result of the foregoing, income per share would have decreased to a net loss per share of approximately $(.05).

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

     During the three and six months ended January 31, 2004, the Company derived 86% and 84%, respectively of its revenues from sales of LPG to PMI, its primary customer.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended January 31, 2004 and 2003;

                                                     2004      2003
                                                    -----     -----
Volume  Sold

     LPG  (millions  of  gallons)  -  PMI            59.1        61.7
     LPG  (millions  of  gallons)  -  Other          10.9         9.3
                                                   ------       -----
                                                     70.0        71.0
                                                  =======      ======

Average  sales  price

     LPG  (per  gallon)  -  PMI                  $   0.74    $   0.63
     LPG  (per  gallon)  -  Other                    0.65        0.52

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2003

     Revenues. Revenues for the three months ended January 31, 2004 were $50.6 million compared with $43.6 million for the three months ended January 31, 2003, an increase of $6.9 million or 16.0%. Of this increase, $6.8 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended January 31, 2004, $1.2 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended January 31, 2004 and $1.0 million was attributable to increased volumes of LPG sold to customers other than PMI during the three months ended January 31, 2004, partially offset by $1.9 million attributable to decreased volumes of LPG sold to PMI during the three months ended January 31, 2004.

     Cost of goods sold. Cost of goods sold for the three months ended January 31, 2004 was $47.3 million compared with $40.2 million for the three months ended January 31, 2003, an increase of $7.1 million or 17.6%. Of this increase, $6.6 million was attributable to increases in the cost of LPG sold to PMI during the three months ended January 31, 2004, $1.1 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended January 31, 2004, and $1.0 million was attributable to increased volume of LPG sold to customers other than PMI during the three months ended January 31, 2004, partially offset by $1.7 million attributable to decreased volume of LPG sold to PMI during the three months ended January 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.5 million for the three months ended January 31, 2004 compared with $1.4 million for the three months ended January 31, 2003, an increase of $130,106 or 9.1%. The increase during the three months ended January 31, 2004 was principally due to legal and other professional fees related to the Spin-Off, salary related costs, insurance costs, foreign ad valorem and asset taxes and domestic real estate taxes partially offset by a reduction in professional fees related to litigation.

     Other income (expense). Other income (expense) was $(299,162) for the three months ended January 31, 2004, compared with $(408,796) for the three months ended January 31, 2003. The decrease in other expenses was due primarily to reduced interest and LPG financing costs resulting from reduced debt and lower LPG purchases.

     Income  tax.   The  Company  reduced  its estimate of Mexican income tax by
$66,072 and recorded U.S. federal income taxes of $52,500 related to alternative minimum taxes for the three months ended January 31, 2004.

SIX  MONTHS  ENDED  JANUARY  31, 2004 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2003

     Revenues. Revenues for the six months ended January 31, 2004 were $89.1 million compared with $81.0 million for the six months ended January 31, 2003, an increase of $8.1 million or 10.0%. Of this increase, $11.0 million was attributable to increases in average sales prices of LPG sold to PMI during the six months ended January 31, 2004, and $3.6 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the six months ended January 31, 2004, partially offset by $2.5 million attributable to decreased volumes of LPG sold to PMI during the six months ended January 31, 2004 and $3.9 million attributable to decreased volumes of LPG sold to customers other than PMI during the six months ended January 31, 2004.

     Cost of goods sold. Cost of goods sold for the six months ended January 31, 2004 was $83.8 million compared with $75.2 million for the six months ended January 31, 2003, an increase of $8.6 million or 11.5%. Of this increase, $10.8 million was attributable to increases in the cost of LPG sold to PMI during the six months ended January 31, 2004 and $3.9 million was attributable to increased costs of LPG sold to customers other than PMI during the six months ended January 31, 2004, partially offset by $4.0 million attributable to decreased volume of LPG sold to customers other than PMI during the six months ended January 31, 2004 and $2.2 million attributable to decreased volume of LPG sold to PMI during the six months ended January 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.1 million for the six months ended January 31, 2004 compared with $2.5 million for the six months ended January 31, 2003, an increase of $564,449 or 22.3%. The increase during the six months ended January 31, 2004 was principally due to legal and other professional fees related to the Spin-Off, salary related costs, insurance costs, foreign ad valorem and asset taxes and domestic real estate taxes partially offset by a reduction in professional fees related to litigation.

     Other income (expense) and estimated reduction in value of assets held for sale. Other income (expense) was $(959,409) for the six months ended January 31, 2004, compared with $(711,592) for the six months ended January 31, 2003. The increase in other expenses was due primarily to increased amortization of discounts on outstanding debt incurred and the estimated reduction in value of assets held for sale of $500,000 during the six months ended January 31, 2004, partially offset by reduced interest costs resulting from reduced debt and $210,000 of other income related to the cancellation of a contract.

     Income  tax.   The  Company  reduced  the  estimate  for Mexican income tax expense by $41,072 and recorded U.S. federal income taxes of $52,500 related to alternative minimum taxes for the six months ended January 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Note and the RZB Credit Facility. The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term than month-to-month. The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. On December 29, 2003, the Company received notice from PMI that it was terminating the Contract effective March 31, 2004 (see below). The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

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

     The following summary table reflects comparative cash flows for six months ended January 31, 2004, and 2003. All information is in thousands.

                                             2004       2003
                                           ---------  --------
Net cash provided by operating activities  $  1,137   $ 3,354
Net cash (used in) investing activities .       (23)   (  199)
Net cash (used in) financing activities .   ( 1,101)   (3,256)
                                           ---------  --------
Net increase (decrease)  in cash. . . . .  $     13   $  (101)
                                           ---------  --------

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

     On December 29, 2003, the Company received a notice from PMI requesting the termination of the Contract effective March 31, 2004, the end of the winter period as defined under the Contract. The Company believes that the termination was based on PMI's desire to have the new contract fall within PMI's traditional period of arranging for LPG supplies. The Company and PMI are currently negotiating the renewal of the Contract, however, there can be no assurance that such an agreement or any agreement will be reached with PMI or, if so, that the terms of such agreement will be more or less beneficial to the Company than those of the Contract.

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

     During  December  2003,  the  Company and Koch Hydrocarbon Company ("Koch")
entered into a new three year supply agreement.   The terms of the agreement are
similar  to  the  agreement  previously  in  effect  between  the  parties.

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

     Sales  of  Assets.   During  February  2004,  the  Company  sold all of its
compressed natural gas ("CNG") equipment to a third party for $220,000. The purchase price was paid in cash. Under the terms of the sales agreement, the equipment was sold "as is".

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the Mexican Subsidiaries own, lease, or are in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by an officer of the Company and the remaining balance is owned by a consultant of the Company (see above). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit. During July 2003, the Company acquired an option to purchase Tergas for a nominal price (estimated to be $5,000) from an officer and consultant of the Company.

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

     Sales of Refined Products. During January 2004, the Company initiated its plans to become involved in the bulk and rack sales of refined petroleum products consisting of gasoline and diesel. The Company expects that the sale of refined products will commence during April 2004, subject to the Company obtaining the necessary trade financing required. The Company anticipates that based on adequate financing, the sale of refined products will approximate $70.0 million on an annual basis and operating profits of approximately $1.0 million.

     Credit Arrangements. As of January 31, 2004, the Company had a $15.0 million credit facility (see below) with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate their participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Duke, Koch and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at January 31, 2004 totaled approximately $15.3 million.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of $4.1 million at January 31, 2004). At January 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term than month-to-month.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB.

     Private Placements and Other Transactions. On January 16, 2004, certain of the Extending Noteholders' notes and $250,000 Note totaling $1.5 million (collectively the "Restructured Notes") which were due on December 15, 2003 were renewed and extended (the "Restructuring"). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004.

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003 which did not agree to the Restructuring (the "Declining Noteholders") were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes (the "$280,000 Notes"). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of the Company.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to the former officer and director as severance compensation which had been previously accrued but unissued at July 31, 2003.

     During October 2003, cashless warrants to purchase 103,685 shares of common stock of the Company were exercised. The exercise price of the warrants was $2.50 per share and the market price of the Company's common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of the Company.

     During November 2003, warrants to purchase 16,625 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $41,563.

     During January 2004, the Company agreed to accept 77,765 shares of common stock of the Company as full satisfaction of indebtedness owed to the Company by a related party. As a result, the Company recorded previously unrecorded interest income of $32,334.

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

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Note and the RZB Credit Facility. The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term than month-to-month. On December 29, 2003, the Company received notice from PMI that it was terminating the Contract effective March 31, 2004 (see note K to the unaudited consolidated financial statements).

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note M to the unaudited consolidated financial statements). As a result of the Spin-Off, the Company's stockholders' equity will be materially reduced by the amount of the Spin-Off which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not generate sufficient cash flow. The ability for the Company and the Partnership to generate sufficient cash flows is significantly dependant on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to renew and extend the Contract at acceptable monthly sales volumes and margins. In addition, management is taking steps to (i) consummate the Spin-Off (ii) diversify its operations to reduce dependency on sales to PMI, (iii) increase and extend the RZB Credit Facility and (iv) raise additional debt and/or equity capital.

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

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P., which will own all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros (the "Asset Transfer"), in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission (the "SEC"). The Form 10 has subsequently been amended for clarification based on comments from the SEC staff. The amended Form 10 was filed on March 5, 2004. Rio Vista is awaiting further comments, if any, from the SEC staff. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC (Shore), a company owned by Mr. Richard Shore, the Company's President, options to each purchase 25% of the limited liability company interests in the general partner of the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

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

     Had the transaction been consummated on January 31, 2004 the amount of stockholders' equity reflected in the Company's pro forma consolidated balance sheet would have been reduced by approximately $14.5 million with a corresponding credit to minority interest. This would have resulted in stockholders' equity of approximately $1.7 million.

     Had the transaction been consummated as of August 1, 2003, the Company's pro forma consolidated net income for the six months ended January 31, 2004 would have decreased to a net loss of approximately $(800,000) after giving effect to minority interest related to the Spin-Off and estimated expenses related to the estimated intrinsic value associated with the options granted to Shore and Mr. Richter. As a result of the foregoing, income per share would have decreased to a net loss per share of approximately $(.05).

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

     Contractual Obligations and Commercial Commitments. The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of January 31, 2004. Where applicable, LPG prices are based on the January 2004 monthly average as published by Oil Price Information Services.

                                                            PAYMENTS DUE BY PERIOD
                                                             (AMOUNTS IN MILLIONS)
                                     -----------------------------------------------------
                                                      Less than     1-3     4-5     After
Contractual Obligations                   Total         1 Year     Years   Years   5 Years
------------------------------------  --------------  ----------  -------  ------  --------
Long-Term Debt Obligations            $            -  $        -  $     -  $    -  $      -
Operating Leases                                12.1         1.4      2.8     2.6       5.3
LPG Purchase Obligations                       810.1       174.9    329.9   229.3      76.0
Other Long-Term Obligations                        -           -        -       -         -
                                      --------------  ----------  -------  ------  --------
  Total Contractual Cash Obligations  $        822.2  $    176.3  $ 332.7  $231.9  $   81.3
                                      ==============  ==========  =======  ======  ========

                                                      AMOUNT OF COMMITMENT EXPIRATION
                                                                 PER PERIOD
                                                           (AMOUNTS IN MILLIONS)
                                     -----------------------------------------------------
Commercial                            Total Amounts   Less than    1 - 3   4 - 5    Over
Commitments                             Committed       1 Year     Years   Years   5 Years
------------------------------------  --------------  ----------  -------  ------  --------

Lines of Credit                       $            -  $        -  $     -  $    -  $      -
Standby Letters of Credit                       15.3        15.3        -       -         -
Guarantees                                       N/A         N/A      N/A     N/A       N/A
Standby Repurchase Obligations                   N/A         N/A      N/A     N/A       N/A
Other Commercial Commitments                     N/A         N/A      N/A     N/A       N/A
                                      --------------  ----------  -------  ------  --------
  Total Commercial Commitments        $         15.3  $     15.3  $     -  $    -  $      -
                                      ==============  ==========  =======  ======  ========

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices. Because the Company primarily sells LPG on a fixed margin basis and does not expect to hold inventory of LPG, the Company is not expected to be exposed to market risk for fluctuations in the price of LPG. To the extent the Company ever maintains quantities of LPG inventory in excess of commitments for quantities of undelivered LPG and/or has commitments for undelivered LPG in excess of inventory balances, the Company would be exposed to market risk related to the volatility of LPG prices. In the event that such inventory balances were to exceed commitments for undelivered LPG, during periods of falling LPG prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations. In the event that commitments for undelivered LPG were to exceed such inventory balances, the Company may purchase contracts which protect us against future price increases of LPG.

     The Company does not maintain quantities of LPG inventory in excess of quantities actually ordered by PMI. Therefore, the Company has not currently entered into and does not currently expect to enter into any arrangements in the future to mitigate the impact of commodity price risk.

     The Company has historically borrowed only at fixed interest rates. All current interest bearing debt is at a fixed rate. Trade accounts receivable from the Company's limited number of customers and the Company's trade and other accounts payable do not bear interest. The Company's credit facility with RZB does not bear interest since generally no cash advances are made to the Company by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule provided in the Company's agreement with RZB. Therefore, the Company currently has limited, if any, interest rate risk.

     The Company routinely converts U.S. dollars into Mexican pesos to pay terminal operating costs and income taxes. Such costs have historically been less than $1 million per year and the Company expects such costs will remain at less than $1 million dollars in any year. The Company does not maintain Mexican peso bank accounts with other than nominal balances. Therefore, the Company has limited, if any, risk related to foreign currency exchange rates.


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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     THE FOLLOWING EXHIBITS ARE INCORPORATED HEREIN BY REFERENCE:

     Exhibit  No.
     ------------

     10.01 LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller") and P.M.I. Trading
               Limited ("Buyer"). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002 filed on June 13, 2002, SEC File No. 000-24394).

     10.02 Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002 filed on June 13, 2002, SEC File No. 000-24394).

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


THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

     15        Accountant's  Acknowledgment

     31.1 Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

     31.2 Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

     32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

     b.        Reports  on  Form  8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           PENN OCTANE CORPORATION



March 18, 2004             By:   /s/Ian T. Bothwell
                                 --------------------------------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                 Chief Financial Officer