Form 10-K/A
period 2003-07-31
PENN OCTANE CORP
filed 2004-05-21
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



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

     OTHER. The Company's other facilities and pending projects which may expand the Company's business activities are as follows:

     The Saltillo Terminal. The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. While the terminal is not currently operable, the equipment is capable of being used for its intended purpose at any other chosen location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to establish a LPG terminal.

     The  Company  has  accounted  for the Saltillo Terminal at cost.   The cost
included in the balance sheet is comprised primarily of dismantled pipe, dismantled steel structures, steel storage tanks, pumps and compressors and capitalized engineering costs related to the design of the terminal. The cost of dismantling the terminal at the Saltillo location was expensed and on-going storage fees have also been expensed. The expense of the relocation, which is estimated to be $500,000, will also be expensed as incurred.

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

     ACQUISITION OF MEXICAN SUBSIDIARIES. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price of approximately $5,000 from Mr. Soriano and Mr. Abelardo Mier, a consultant of the Company (see note D to the consolidated financial statements).

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the other Mexican Subsidiary owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. Tergas has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano and the remaining balance is owned by Mr. Mier (see above). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.


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
                                        ===========  ===========  ===========

RIO VISTA ENERGY PARTNERS L.P.

     On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (the "Partnership"), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by Rio Vista Operating G.P. LLC and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P. (L.P. Transfer), which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (the "Asset Transfer") in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

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

     Subsequent to the L.P. Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC ("Shore"), a company owned by Mr. Shore, options to each purchase 25% of the limited liability company interests in the general partner of the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.


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

     On October 11, 2001, litigation was filed in the 197th Judicial District court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc. (CPSC) in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H to consolidated financial statements).

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

     In additional to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note R in the consolidated financial statement). As a result of the Spin-Off, the Company's stockholders' equity will be materially reduced by the amount of the Spin-Off, which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Rio Vista Energy Partners L.P. below).

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 2001, 2002 and 2003. All information is in thousands.

                                                2001            2002              2003
                                           --------------  ---------------  ----------------
Net cash provided by operating activities  $       6,201   $        2,436   $         4,601
Net cash used in investing activities . .   (      2,577)        (    783)            (  32)
Net cash used in financing activities . .   (      3,266)        (  1,872)         (  4,628)
                                           --------------  ---------------  ----------------
Net increase (decrease) in cash . . . . .  $         358   $(         219)  $(           59)
                                           --------------  ---------------  ----------------

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

     Acquisition of Pipeline Interests. On March 30, 2001, the Company completed a settlement with CPSC and its affiliate, Cowboy Pipeline Service Company, Inc., which provided the Company with the remaining 50% interest in the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (the "Acquired Assets") previously constructed and/or owned by CPSC and leased to the Company. Until the settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. In addition, as part of the settlement, the Company conveyed to CPSC all of its rights to a certain property (the "Sold Asset"). The foregoing is more fully discussed below. The terms of the settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.

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

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican
Subsidiaries  been  consolidated  since  inception.

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price of approximately $5,000 from Mr. Soriano and Mr. Abelardo Mier, a consultant of the Company (see note D to the consolidated financial statements).

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the other Mexican Subsidiary owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano and the remaining balance is owned by Mr. Mier (see above). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     The  Company  had  previously  completed  construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at that location. While the terminal is not currently operable, the equipment is capable of being used for its intended purpose at any other chosen location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to establish a LPG terminal.

     The  Company  has  accounted  for the Saltillo Terminal at cost.   The cost
included in the balance sheet is comprised primarily of dismantled pipe, dismantled steel structures, steel storage tanks, pumps and compressors and capitalized engineering costs related to the design of the terminal. The cost of dismantling the terminal at the Saltillo location was expensed and on-going storage fees have also been expensed. The expense of the relocation, which is estimated to be $500,000, will also be expensed as incurred.

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

     LPG financing expense associated with the RZB Credit Facility totaled $839,130, $452,164, and $732,718 for the years ended July 31, 2001, 2002 and
2003.

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

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note,
(ii) forgive the remaining balance of his wife's $46,603 promissory note, (iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000), and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company, Mr. Vicente Soriano. The Company has an option to acquire Tergas, S.A. de C.V. ("Tergas") for a nominal price of approximately $5,000.

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

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc. (CPSC) in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H to the consolidated financial statements).

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

     In addition to the above, the Company intends to Spin-Off a major portion of its assets to its stockholders (see note R to the consolidated financial statements). As a result of the Spin-Off, the Company's stockholders' equity will be materially reduced by the amount of the Spin-Off, which may result in a deficit in stockholders' equity and a portion of the Company's current cash flow from operations will be shifted to the Partnership. Therefore, the Company's remaining cash flow may not be sufficient to allow the Company to pay its federal income tax liability resulting from the Spin-Off, if any, and other liabilities and obligations when due. The Partnership will be liable as guarantor on the Company's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. In addition, the Partnership has agreed to indemnify the Company for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to restructure certain of the obligations discussed in the first paragraph and/or generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not accomplish the restructuring or generate sufficient cash flow. The ability for the Company and the Partnership to generate sufficient cash flows is significantly dependent on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     Rio Vista Energy Partners L.P. On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (the "Partnership"), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by Rio Vista Operating G.P. LLC and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P. (L.P. Transfer), which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (the "Asset Transfer") in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.


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

     Subsequent to the L.P. Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC ("Shore"), a company owned by Mr. Shore, options to each purchase 25% of the limited liability company interests in the general partner of the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

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

In  November  2002,  the  Financial  Accounting  Standards  board  issued FIN 45
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others. In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor's financial statements.

In December 2002, SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the third quarter of fiscal 2003.

The Company will account for employee option plans in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" which is permitted by SFAS 123. Consistent with the provisions of SFAS 123 and SFAS 148, the Company will disclose pro forma net income (loss), and net income (loss) per common unit under the fair value method.

Other recently issued accounting pronouncements include FIN 46 "Consolidation of Variable Interest Entities, SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company does not currently anticipate that these pronouncements will have an effect on the amounts reported or disclosures contained in its financial statements.

CRITICAL  ACCOUNTING  POLICIES

The financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to those financial statements, "Summary of Significant Accounting Policies". The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

     Revenues recognition - The Company expects in the future to enter into sales agreements to sell LPG for future delivery. The Company will not record sales until the LPG is delivered to the customer.

     Impairment of long-lived assets - The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management's judgments and based on estimates that management is required to make.

     Depreciation and amortization expenses - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management's estimate of the future utilization and useful lives of the assets.

     Stock-based compensation - The Company accounts for stock-based compensation using the provisions of ABP 25 (intrinsic value method), which is permitted by SFAS 123. The difference in net income, if any, between the intrinsic value method and the method provided for by SFAS 123 (fair value method) is required to be disclosed in the financial statements on an annual and interim basis as a result of the issuance of SFAS 148.

     Allowance for doubtful accounts - The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management's judgments and is based on estimates that management is required to make.

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

     The Company has historically borrowed only at fixed interest rates. All current interest bearing debt is at a fixed rate. Trade accounts receivable from the Company's limited number of customers and the Company's trade and other accounts payable do not bear interest. The Company's credit facility with RZB does not bear interest since generally no cash advances are made to the Company by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company's agreement with RZB. Therefore, the Company currently has limited, if any, interest rate risk.

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



                                  /s/  BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
September 19, 2003

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                               JULY 31

                                               ASSETS


                                                                               2002         2003
                                                                            -----------  -----------
Current Assets
   Cash                                                                     $   130,954  $    71,064
   Restricted cash                                                               29,701    3,404,782
   Trade accounts receivable (less allowance for doubtful accounts of
   $5,783 at 2002 and 2003)                                                   7,653,986    4,143,458
   Notes receivable - related parties                                           214,356            -
   Inventories                                                                  938,672      878,082
   Assets held for sale                                                               -      720,000
   Mortgage receivable                                                        1,935,723            -
   Prepaid expenses and other current assets                                    254,654      476,109
                                                                            -----------  -----------
     Total current assets                                                    11,158,046    9,693,495

Property, plant and equipment - net                                          18,350,785   17,677,830
Lease rights (net of accumulated amortization of $661,740 and $707,535 at
2002 and 2003)                                                                  492,299      446,504
Other non-current assets                                                        154,209       19,913
                                                                            -----------  -----------
       Total assets                                                         $30,155,339  $27,837,742
                                                                            ===========  ===========

                  The accompanying notes are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   JULY 31

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 2002             2003
                                                                            ---------------  ---------------

Current Liabilities
  Current maturities of long-term debt                                      $    3,055,708   $      746,933
  Short-term debt                                                                3,085,000        1,744,128
  Revolving line of credit                                                         150,000                -
  LPG trade accounts payable                                                     8,744,432        7,152,098
  Other accounts payable                                                         3,584,848        2,470,880
  Foreign taxes payable                                                                  -           60,000
  Accrued liabilities                                                              860,551        1,083,966
                                                                            ---------------  ---------------
    Total current liabilities                                                   19,480,539       13,258,005
Long-term debt, less current maturities                                            612,498           60,000
Commitments and contingencies                                                            -                -
Stockholders' Equity
  Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
  No shares issued and outstanding at 2002 and 2003                                      -                -
  Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
  5,000,000 shares authorized; No shares issued and outstanding at 2002
  and 2003                                                                               -                -
  Common stock - $.01 par value, 25,000,000 shares authorized;
  14,870,977 and 15,274,749 shares issued and outstanding at 2002 and
  2003                                                                             148,709          152,747
  Additional paid-in capital                                                    26,919,674       28,298,301
  Notes receivable from an officer of the Company and another party for exercise of warrants, net of reserves of $754,175 and $535,736 at 2002
  and 2003                                                                    (  4,014,481)    (  2,897,520)
  Accumulated deficit                                                        (  12,991,600)   (  11,033,791)
                                                                            ---------------  ---------------
  Total stockholders' equity                                                    10,062,302       14,519,737
                                                                            ---------------  ---------------
      Total liabilities and stockholders' equity                            $   30,155,339   $   27,837,742
                                                                            ===============  ===============

                    The accompanying notes are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED JULY 31



                                                            2001             2002               2003
                                                       ---------------  ---------------  ------------------
Revenues                                               $  150,699,999   $  142,156,099   $     162,489,565
Cost of goods sold                                        151,475,598      131,129,110         152,375,349
                                                       ---------------  ---------------  ------------------

    Gross profit (loss)                                      (775,599)      11,026,989          10,114,216

Selling, general and administrative expenses
    Legal and professional fees                             1,139,141        1,568,002           2,597,065
    Salaries and payroll related expenses                   1,230,456        1,646,308           2,411,843
    Other                                                   1,248,042        1,132,546           1,380,009
                                                       ---------------  ---------------  ------------------
                                                            3,617,639        4,346,856           6,388,917
                                                       ---------------  ---------------  ------------------
      Operating income (loss)                              (4,393,238)       6,680,133           3,725,299

Other income (expense)
    Interest and LPG financing expense                  (   3,615,477)   (   2,538,395)      (   1,757,664)
    Interest income                                            39,576           27,550              95,327
    Settlement of litigation                                 (115,030)               -     (       145,153)
                                                       ---------------  ---------------  ------------------
      Income (loss) before taxes                           (8,084,169)       4,169,288           1,917,809

Provision (benefit) for income taxes                            9,641           46,693    (         40,000)
                                                       ---------------  ---------------  ------------------

    Net income (loss)                                  $   (8,093,810)  $    4,122,595   $       1,957,809
                                                       ===============  ===============  ==================

Net income (loss) per common share                     $        (0.57)  $         0.28   $            0.13
                                                       ===============  ===============  ==================
Net income (loss) per common share assuming dilution   $        (0.57)  $         0.27   $            0.13
                                                       ===============  ===============  ==================
Weighted average common shares outstanding                 14,146,980       14,766,115          15,035,220
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

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                          FOR THE YEARS ENDED JULY 31



                                                               2001             2002               2003
                                                          --------------  -----------------  -----------------
                                                              Amount           Amount             Amount
                                                          --------------  -----------------  -----------------
ADDITIONAL PAID-IN CAPITAL
   Beginning balance                                      $  21,782,638   $     25,833,822   $     26,919,674
   Sale of common stock                                               -                  -            401,866
   Issuance of warrants in connection with settlement           300,000                  -                  -
   Loan discount related to detachable warrants               1,620,403            207,283            384,665

   Grant of stock for bonus                                      43,355              2,790                  -
   Grant of stock for services                                   87,595            149,625                  -
   Common stock distributed in connection with the
   settlement of a lawsuit                                      ( 1,125)                 -                  -
   Grant of warrants for services                               499,480                  -                  -
   Grant of warrants in connection with registration
   rights agreement                                                ( 35)                 -                  -
   Receipt of common stock for cancellation of debt           ( 554,877)                 -                  -
   Receipt of stock for payment of indebtedness                       -    (       146,502)   (        30,404)
   Exercise of warrants                                       2,142,025            872,967            622,500
   Cost of registering securities                              ( 85,637)          (    311)                 -
                                                          --------------  -----------------  -----------------
   Ending balance                                         $  25,833,822   $     26,919,674   $     28,298,301
                                                          ==============  =================  =================
STOCKHOLDERS' NOTES
   Beginning balance                                      $ ( 3,263,350)  $    ( 3,986,048)  $    ( 4,014,481)
   Note receivable from an officer of the Company
   and another party for exercise of warrants                 ( 698,000)                 -                  -
   Note receivable from an officer and director of the
Company                                                               -     (      200,000)           200,000
   Interest on another party note receivable                  (  24,698)                 -                  -
   Reserve of interest                                                -             24,698                  -
   Reduction in notes receivable                                      -            146,869             30,480
   Forgiveness of note receivable in connection with
severance pay                                                         -                  -            448,077
   Receipt of assets for cancellation of note receivable              -                  -            438,404
                                                          --------------  -----------------  -----------------
   Ending balance                                         $ ( 3,986,048)  $   (  4,014,481)  $   (  2,897,520)
                                                          ==============  =================  =================
ACCUMULATED DEFICIT
   Beginning balance                                      $(  9,020,385)  $  (  17,114,195)  $  (  12,991,600)
   Net income (loss) for the year                           ( 8,093,810)         4,122,595          1,957,809
                                                          --------------  -----------------  -----------------
  Ending balance                                          $( 17,114,195)  $   ( 12,991,600)  $   ( 11,033,791)
                                                          ==============  =================  =================



                       The accompanying notes are an integral part of these statements.

                                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED JULY 31


                                                                                   2001             2002              2003
                                                                             ---------------  ----------------  ---------------
Cash flows from operating activities:
Net income (loss)                                                            $  ( 8,093,810)  $     4,122,595   $    1,957,809
Adjustments to reconcile net income (loss) to net cash  provided by  (used
in) operating activities:
   Depreciation and amortization                                                    758,911           843,436          976,054
   Amortization of lease rights                                                      45,795            45,795           45,795
   Non-employee stock based costs and other                                         222,988           374,870          166,537
   Amortization of loan discount related to detachable warrants                   1,887,442           956,853          240,043
   Gain on sale of land                                                                   -        (   17,001)               -
   Gain on sale of equipment                                                              -                 -      (   231,925)
   Gain on settlement of litigation                                                       -                 -       (   50,000)
   Interest expense associated with exchange of debt                                      -                 -           68,000
   Interest income - officer note                                                         -                 -       (   67,241)
    Salaries and payroll related expenses                                                 -                 -          523,349
   Other                                                                            106,570            33,281           58,834
Changes in current assets and liabilities:
   Trade accounts receivable                                                      ( 986,213)     (  2,856,873)       3,510,529
   Inventories                                                                (   5,061,638)       11,246,407           60,590
   Prepaid and other current assets                                                  22,562        (  180,697)      (  387,992)
   LPG trade accounts payable                                                     4,310,867        (  793,393)    (  1,592,334)
   Obligation to deliver LPG                                                     11,495,333    (   11,495,333)               -
   Other accounts payable and accrued liabilities                                 1,491,810           155,671       (  737,343)
   Foreign taxes payable                                                                  -                 -           60,000
                                                                             ---------------  ----------------  ---------------
   Net cash provided by (used in) operating activities                            6,200,617         2,435,611        4,600,705
Cash flows from investing activities:
   Capital expenditures                                                         ( 2,572,367)       (  789,069)     (   534,883)
   Sale of land                                                                           -            72,001                -
   Proceeds from sale of equipment                                                        -                 -          368,303
   Decrease (increase) in other non-current assets                               (    4,649)          158,599          134,296
   Reduction in  note receivable                                                          -        (  224,698)               -
                                                                             ---------------  ----------------  ---------------
   Net cash used in investing activities                                        ( 2,577,016)       (  783,167)      (   32,284)
Cash flows from financing activities:
   (Increase) decrease in restricted cash                                        (  939,503)          942,174    (   3,375,081)
   Revolving credit facilities                                                  ( 3,538,394)          150,000        ( 150,000)
   Issuance of debt                                                               1,046,000           381,032          584,711
   Debt issuance costs                                                            ( 326,232)                -                -
   Issuance of common stock                                                       1,453,249           287,511                -
   Costs of registration                                                           ( 85,637)          (   568)               -
   Reduction in debt                                                              ( 875,518)      ( 3,632,324)     ( 1,687,941)
                                                                             ---------------  ----------------  ---------------
   Net cash provided by (used in) financing activities                          ( 3,266,035)      ( 1,872,175)     ( 4,628,311)
                                                                             ---------------  ----------------  ---------------
      Net increase (decrease) in cash                                               357,566         ( 219,731)       (  59,890)
Cash at beginning of period                                                      (    6,881)          350,685          130,954
                                                                             ---------------  ----------------  ---------------
Cash at end of period                                                        $      350,685   $       130,954   $       71,064
                                                                             ===============  ================  ===============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest (including capitalized interest of $120,000 in 2001)             $    1,806,356   $     1,756,998   $    1,522,960
                                                                             ===============  ================  ===============
   Taxes                                                                     $       27,141   $             -   $            -
                                                                             ===============  ================  ===============
Supplemental disclosures of noncash transactions:
   Equity - common stock and warrants issued and other                       $    3,575,382   $       974,915   $    1,345,145
                                                                             ===============  ================  ===============
   Notes receivable exchanged for common stock                               $    ( 555,661)  $     ( 146,869)  $     ( 30,480)
                                                                             ===============  ================  ===============
   Mortgage receivable                                                       $  ( 1,934,872)  $         ( 851)  $    1,935,723
                                                                             ===============  ================  ===============
   Equipment exchange for notes receivable                                   $            -   $             -   $      720,000
                                                                             ===============  ================  ===============



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

     The lease rights of $1,154,039 are being amortized over 19 years which corresponds with the life of lease of the Leased Pipeline. Annual amortization expense is $45,795 ($228,975 for five years).

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

     9.  REVENUE  RECOGNITION  ON  SALES  OF  LPG

     Revenues  are  recorded  based  on  the  following  criteria:

     (1) Persuasive evidence of an arrangement exists and the price is determined
     (2)  Delivery  has  occurred
     (3)  Collectibility  is  reasonably  assured

     Any amounts collected from customers for which the delivery has not occurred are recorded as an obligation to deliver LPG in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.

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

     13.  NON-EMPLOYEE  STOCK-BASED  COMPENSATION

     The Company routinely issues warrants to purchase common stock to non-employees for goods and services and to acquire or extend debt. The Company applies the provisions of SFAS 123 to account for such transactions. SFAS 123 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

     14.  TRADE  ACCOUNTS  AND  NOTES  RECEIVABLE  AND  ALLOWANCE  FOR  DOUBTFUL
          ACCOUNTS

     Trade accounts and notes receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. Notes receivable bear interest at prevailing market rates at the time of issuance. An allowance for doubtful accounts for trade accounts receivable and notes receivable is established when the fair value is less than the carrying value. Trade accounts receivable and notes receivable are charged to the allowance when management determines that collection is remote. An allowance for uncollected interest income is established for interest income on notes receivable when the notes receivable are contractually past due.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTES FROM RELATED PARTIES - CONTINUED

     On March 26, 2000, the wife of Mr. Jorge Bracamontes, a director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the wife of Mr. Bracamontes agreed to exchange 1,864 shares of common stock of the Company held by the wife of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the wife of Mr. Bracamontes to October 31, 2003. The wife of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of common stock of the Company as collateral.

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

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his wife's $46,603 promissory note, (iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000), and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company, Mr. Vicente Soriano. The Company has an option to acquire Tergas, S.A. de C.V. (Tergas) for a nominal price of approximately $5,000.

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
                                                         ============  ============
      (a)  See note R.

     The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. While the terminal is not currently operable, the equipment is capable of being used for its intended purpose at any other chosen location. The Company has identified an alternate site in Hipolito, Mexico, a town located in the proximity of Saltillo to establish a LPG terminal.

     The Company has accounted for the Saltillo Terminal at cost. The cost included in the balance sheet is comprised primarily of dismantled pipe, dismantled steel structures, steel storage tanks, pumps and compressors and capitalized engineering costs related to the design of the terminal. The cost of dismantling the terminal at the Saltillo location was expensed and on-going storage fees have also been expensed. The expense of the relocation, which is estimated to be $500,000, will also be expensed as incurred.


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
                                      ===================  ===================  ===================  ===================


     There is no current or deferred U.S. income tax expense for the years ended July 31, 2001, 2002 and 2003. The Company did incur U.S. alternative minimum tax for the year ended July 31, 2003 totaling $29,000. The Company was in a loss position for 2001 and utilized net operating loss carryforwards in 2002 and 2003. The Company has estimated a Mexican income tax of $60,000 for the year ended July 31, 2003. The Mexican subsidiaries file their income tax returns on a calendar year basis.


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

     Scheduled  maturities  are  as  follows:


           Year ending July 31,
           --------------------
                   2004                   $ 746,933
                   2005                      20,000
                   2006                      20,000
                   2007                      20,000
                                          ---------
                                            806,933
                                          =========

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

     A summary of the status of the Company's warrants as of July 31, 2001, 2002 and 2003, and changes during the years ending on those dates is presented below:

                                                2001                         2002                          2003
                                     ---------------------------  ---------------------------  ---------------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
               Warrants                Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
     ------------------------------  ----------  ---------------  ----------  ---------------  ----------  ---------------
     Outstanding at beginning of
       year                          4,154,988   $    3.82        4,377,488   $    3.67        3,911,555   $    3.87
     Granted                         1,395,000        3.82           60,000        3.84           30,000        2.82
     Exercised                       ( 922,500)       2.33        ( 442,183)       1.98        ( 250,000)       2.50
     Expired                         ( 250,000)       6.00        (  83,750)       3.69        (  99,376)       3.66
                                     ----------                   ----------                   ----------
     Outstanding at end of year      4,377,488        3.67        3,911,555        3.87        3,592,179        3.97
                                     ==========                   ==========                   ==========
     Warrants exercisable at end of
      year                           3,451,251                    3,574,027                    3,556,189

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


     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. (Tanner); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc.
     (CPSC) in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H).


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


     LPG financing expenses associated with the RZB Credit Facility totaled $839,130, $452,164 and $732,718 for the years ended July 31, 2001, 2002 and
     2003.

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


NOTE  L  -  ACQUISITION  OF  PIPELINE  INTERESTS


     On March 30, 2001, the Company completed a settlement with CPSC and its affiliate, Cowboy Pipeline Service Company, Inc., which provided the Company with the remaining 50% interest in the US-Mexico Pipelines, Matamoros Terminal Facility and related land, permits or easements (Acquired Assets) previously constructed and/or owned by CPSC and leased to the Company. Until the settlement was completed (see below), the Company had recorded the remaining 50% portion of the US-Mexico Pipelines and Matamoros Terminal Facility as a capital lease. In addition, as part of the Settlement, the Company conveyed to CPSC all of its rights to a certain property (Sold Asset). The foregoing is more fully discussed below. The terms of the settlement did not deviate in any material respect from the terms previously reported except that the fair value of the warrants issued in connection with the settlement (see below) was reduced from $600,000 to $300,000 as a result of a decrease in the market value of the Company's common stock.


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

NOTE  M  -  ACQUISITION  OF  MEXICAN  SUBSIDIARIES


     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by Mr. Bracamontes (see note D). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2001, 2002 and 2003. Since inception, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements prior to the acquisition date. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003 the Company acquired an option to purchase Tergas for a nominal price of approximately $5,000 from Mr. Soriano and Mr. Abelardo Mier, a consultant of the Company (see note D).


NOTE  N  -  MEXICAN  OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the other Mexican Subsidiary owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal
     Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano and the remaining balance is owned by Mr. Mier (see note M). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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



NOTE  O  -  SELECTED  QUARTERLY  DATA  -  UNAUDITED

                                 Penn Octane Corporation and Subsidiaries
                                         Selected Quarterly Data
                                              (Unaudited)

                                              October 31,   January 31,    April 30,       July 31,
Year ended  July 31, 2003:
   Revenues                                  $ 37,440,658   $ 43,621,932  $45,454,607  $    35,972,368
   Gross profit                                 2,514,419      3,384,371    2,076,831        2,138,595
   Net income (loss)                            1,206,767      1,549,865      336,842   (    1,135,665)
        Net income (loss) per common share            .08            .10          .02   (          .07)
        Net income (loss) per common share
             assuming dilution                        .08            .10          .02   (          .07)

Year ended  July 31, 2002:
   Revenues                                  $ 31,871,890   $ 32,897,657  $45,482,202  $    31,904,350
   Gross profit                                   626,100      2,262,027    6,153,521        1,985,341
   Net income (loss)                          ( 1,498,885)       698,547    4,579,180          343,753
        Net income (loss) per common share    (       .10)           .05          .31              .02
        Net income (loss) per common share
             assuming dilution                (       .10)           .05          .30              .02


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

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to restructure certain of the obligations discussed in the first paragraph and/or generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not accomplish the restructuring or generate sufficient cash flow. The ability for the Company and the Partnership to generate sufficient cash flows is significantly dependent on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     From April 1, 2001 through November 30, 2001, the Company sold to PMI approximately 39,600,000 gallons (Sold LPG) for which PMI had not taken delivery. The Company received the posted price plus other fees on the Sold LPG but did not receive the fixed margin referred to in the Confirmation (see note B9). At July 31, 2001, the obligation to deliver LPG totaled approximately $11,500,000 related to such sales (approximately 26,600,000 gallons). During the period from December 1, 2001 through March 31, 2002, the Company delivered the Sold LPG to PMI and collected the fixed margin referred to in the Confirmation.

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

NOTE  R  -  SPIN-OFF  OF  SUBSIDIARY

     On July 10, 2003, the Company formed Rio Vista Energy Partners L.P. (Partnership), a Delaware partnership. The Partnership is a wholly owned subsidiary of the Company. The Partnership has invested in two subsidiaries, Rio Vista Operating Partnership L.P. (.1% owned by Rio Vista Operating G.P. LLC and 99.9% owned by the Company) and Rio Vista Operating GP LLC (wholly owned by the Partnership). The above subsidiaries are newly formed and are currently inactive.

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P. (L.P. Transfer), which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros, (Asset Transfer) in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (Spin-Off), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The
     Company  will  account  for  the  Spin-Off  at  historical  cost.

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

     Subsequent to the L.P. Transfer, the Partnership will sell LPG directly to PMI and will purchase LPG from the Company under a long-term supply agreement. The purchase price of the LPG from the Company will be determined based on the Company's cost to acquire LPG and a formula that takes into consideration operating costs of both the Company and the Partnership.

     In connection with the Spin-Off, the Company will grant to Mr. Richter and Shore Capital LLC (Shore), a company owned by Mr. Shore, options to each purchase 25% of the limited liability company interests in the general partner of the Partnership. It is anticipated that Mr. Richter and Shore will exercise these options immediately after the Spin-Off occurs. The exercise price for each option will be the pro rata share (.5%) of the Partnership's tax basis capital immediately after the Spin-Off. The Company will retain voting control of the Partnership pursuant to a voting agreement. In addition, Shore will also receive an option to acquire 5% of the common stock of the Company and 5% of the limited partnership interest in the Partnership at a combined equivalent exercise price of $2.20 per share.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED


                                 PENN OCTANE CORPORATION AND SUBSIDIARIES
                                   PRO FORMA CONSOLIDATED BALANCE SHEET
                                              JULY 31, 2003
                                               (UNAUDITED)

                                                      AS REPORTED       PRO FORMA             PRO FORMA
                                                     JULY 31, 2003     ADJUSTMENTS          JULY 31, 2003
                                                    ----------------  -------------------  --------------
ASSETS:
Current Assets
    Cash                                            $         71,064  $      154,669       $     225,733
    Restricted cash                                        3,404,782               -           3,404,782
    Trade accounts receivable, net                         4,143,458               -           4,143,458
    Inventories                                              878,082               -             878,082
    Assets held for sale                                     720,000               -             720,000
    Prepaid expenses and other current assets                476,109                             476,109
                                                    ----------------  -------------------  --------------
      Total Current Assets                                 9,693,495         154,669           9,848,164

    Investment in Subsidiary                                       -      15,466,943  (2)              -
                                                                   -        (154,669) (1)
                                                                         (15,033,939) (3)
                                                                            (216,502) (5)
                                                                             (61,833) (6)
    Property Plant And Equipment - net                    17,677,830     (15,466,943) (2)     17,677,830
                                                                          15,466,943  (5)
    Lease rights (net of accumulated amortization of
      $707,535)                                              446,504               -             446,504
    Other non-current assets                                  19,913               -              19,913
                                                    ----------------  -------------------  --------------
      Total Assets                                  $     27,837,742   $     154,669      $   27,992,411
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

Stockholders' Equity:
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES
                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                YEAR ENDED JULY 31, 2003
                                                       (UNAUDITED)

                                                            AS REPORTED                                    PRO FORMA
                                                          AUGUST 1, 2002 -       PRO FORMA              AUGUST 1, 2002-
                                                           JULY 31, 2003        ADJUSTMENTS              JULY 31, 2003
                                                         ------------------  ------------------        -----------------
Revenues                                                 $     162,489,565   $               -         $    162,489,565

Cost of goods sold                                             152,375,349                   -              152,375,349
                                                         ------------------  ------------------        -----------------

Gross Profit                                                    10,114,216                   -               10,114,216
                                                         ------------------  ------------------        -----------------

Selling, general and administrative expenses
  Legal and professional fees                                    2,597,065                   -                2,597,065
  Salaries and payroll related expenses                          2,411,843             749,175    (7)         3,161,018
  Other                                                          1,380,009                   -                1,380,009
                                                         ------------------  ------------------        -----------------
                                                                 6,388,917             749,175                7,138,092
                                                         ------------------  ------------------        -----------------

    Operating income (loss)                                      3,725,299    (        749,175)               2,976,124

Other income (expense)
    Interest and LPG financing expense                    (      1,757,664)                  -           (    1,757,664)
    Interest income                                                 95,327                   -                   95,327
    Settlement of litigation                              (        145,153)                  -                ( 145,153)
    Minority interest in equity earnings of subsidiary                   -    (      1,997,499)   (8)    (    1,997,499)
                                                         ------------------  ------------------        -----------------
         Income (loss) before taxes                              1,917,809    (      2,746,674)          (      828,865)

Provision (benefit) for income taxes                           (    40,000)                  -   (10)    (       40,000)
                                                         ------------------  ------------------        -----------------

    Net income (loss)                                    $       1,957,809   $(      2,746,674)        $ (      788,865)
                                                         ==================  ==================        =================


Net income (loss) per common share                       $            0.13                             $ (          .05)
                                                         ==================                            =================

Net income (loss) per common share assuming dilution     $            0.13                             $ (          .05)
                                                         ==================                            =================

Weighted average common shares outstanding                      15,035,220                                   15,035,220
                                                         ==================                            =================

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

     (1) To record the exercise of the options granted to Shore and Mr. Richter to each acquire 25% of the limited liability company interests of the general partner of the Partnership.
     (2) To reflect the transfer of assets from the Company to the Partnership in exchange for limited and general partnership interests.
     (3) To record the Spin-Off of the Company's limited partnership interests in the Partnership to its stockholders.
     (4)  To  reflect  minority  interest  in  the  equity  of  the Partnership.
     (5) To eliminate intercompany transactions between the Company and the Partnership.
     (6) Represents the estimated intrinsic value associated with the (i) options granted to Shore and Mr. Richter to acquire a 50% interest in the general partner and (ii) options granted to Shore to acquire a 5% limited partnership interest in the Partnership and 5% interest in the common shares of the Company.
     (10) Taxable income, if any, resulting from the Spin-Off is assumed to be offset at July 31, 2003 by existing net operating loss carryforwards.

INCOME  STATEMENT:

The unaudited pro forma condensed consolidated statements of income for the year ended July 31, 2003 assume that the Spin-Off was consummated as of August 1, 2002.

     (7) Represents the estimated intrinsic value associated with the (i) options granted to Shore and Mr. Richter to acquire a 50% interest in the general partner and (ii) options granted to Shore to acquire a 5% limited partnership interest in the Partnership and 5% interest in the common shares of the Company.
     (8)  To  record  minority  interest  in  earnings  of  the  Partnership.
     (9) Proforma earnings per share has been calculated based on pro forma weighted average shares outstanding for the year ended July 31, 2003.
     (10) Taxable income, if any, resulting from the Spin-Off is assumed to be offset at July 31, 2003 by existing net operating loss carryforwards.
     (11) The Company anticipates that it will incur additional direct costs, including tax related services, public listing fees and transfer fees resulting from the Partnership becoming publicly traded.

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

                                                                                                         SCHEDULE II
                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS

                                      YEARS ENDED JULY 31, 2003, 2002 AND 2001



                                           Balance at    Charged to
                                          Beginning of    Costs and     Charged to                       Balance at End
           Description                       Period       Expenses    Other Accounts      Deductions(a)    of Period
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

(a)  Trade  accounts  receivable  written  off  against  allowance.


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


     On March 26, 2000, the wife of Mr. Jorge Bracamontes, a director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the wife of Mr. Bracamontes agreed to exchange 1,864 shares of Common Stock of the Company held by the wife of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the wife of Mr. Bracamontes to October 31, 2003. The wife of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of Common Stock of the Company as collateral.

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

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his wife's $46,603 promissory note, (iii) issue 21,818 shares of the Company's common stock (valued at approximately $75,000, and (iv) agreed to make certain payments of up to $500,000 based on the success of future projects (the Company's Chief Executive Officer agreed to guarantee these payments with 100,000 of his shares of the common stock of the Company). Mr. Bracamontes will continue to provide services and the Company will continue to make payments to Mr. Bracamontes of $15,000 a month until March 31, 2004. All of the above amounts totaling approximately $520,000 have been reflected in the consolidated financial statements as of July 31, 2003 as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (an affiliate of the Company) to another officer of the Company, Mr. Vicente Soriano. The Company has an option to acquire Tergas, S.A. de C.V. ("Tergas") for a nominal price of approximately $5,000.


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


                             PENN  OCTANE  CORPORATION



                             By: /s/Ian  T.  Bothwell
                                 ----------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary, Chief Financial Officer
                                 May 21,  2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                                    TITLE                         DATE
----------------------------------  --------------------------------  ----------------

/s/Jerome B. Richter                Jerome B. Richter                 May 21,  2004
----------------------------------  Chairman and Chief Executive
                                    Officer

/s/Richard "Beau" Shore, Jr.        Richard "Beau" Shore, Jr.         May 21,  2004
----------------------------------  President

/s/Charles Handly                   Charles Handly                    May 21,  2004
----------------------------------  Chief Operating Officer and
                                    Executive Vice President

/s/Ian T. Bothwell                  Ian T. Bothwell                   May 21,  2004
----------------------------------  Vice President, Treasurer,
                                      Assistant Secretary, Chief
                                      Financial Officer, Principal
                                      Accounting Officer and Director

/s/Jerry Lockett                    Jerry Lockett                     May 21,  2004
----------------------------------  Vice President



/s/Stewart J. Paperin               Stewart J. Paperin                May 21,  2004
----------------------------------  Director


/s/Harvey L. Benenson               Harvey L. Benenson                May 21,  2004
----------------------------------  Director


/s/Emmett Murphy                    Emmett Murphy                     May 21,  2004
----------------------------------  Director