Form 10-Q/A
period 2003-10-31
PENN OCTANE CORP
filed 2004-05-21
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-Q / A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For  the  transition  period  from              to
                                   ------------    -------------

                       Commission file number:  000-24394

                             PENN OCTANE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    52-1790357
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

77-530 ENFIELD LANE, BLDG. D, PALM DESERT, CALIFORNIA     92211
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  (760) 772-9080

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---    ---

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes     No  X
                                                        ---    ---

The number of shares of Common Stock, par value $.01 per share, outstanding on December 5, 2003 was 15,363,010.

                                     PENN OCTANE CORPORATION
                                       TABLE  OF  CONTENTS


         ITEM                                                                       PAGE NO.
         ----                                                                       --------

Part I    1.  Financial Statements

              Independent Certified Public Accountants' Review Report                      3

              Consolidated Balance Sheets as of October 31, 2003 (unaudited)             4-5
              and July 31, 2003

              Unaudited Consolidated Statements of Operations for the three months
              ended October 31, 2003 and 2002                                              6

              Unaudited Consolidated Statements of Cash Flows for the three months
              ended October 31, 2003 and 2002                                              7

              Notes to Consolidated Financial Statements (Unaudited)                    8-21

          2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                22-35

          3.  Quantitative and Qualitative Disclosures About Market Risk                  35

          4.  Controls and Procedures                                                     35

Part II   1.  Legal Proceedings                                                           36

          2.  Changes in Securities and Use of Proceeds                                   36

          3.  Defaults Upon Senior Securities                                             36

          4.  Submission of Matters to a Vote of Security Holders                         36

          5.  Other Information                                                           36

          6.  Exhibits and Reports on Form 8-K                                         36-37

          Signatures                                                                      38

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


                      /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
December 4, 2003

PART I
ITEM 1.

                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS


                                                                                          October 31,
                                                                             July 31,        2003
                                                                               2003       (Unaudited)
                                                                            -----------  -------------

Current Assets

     Cash                                                                   $    71,064  $      92,026

     Restricted cash                                                          3,404,782      2,552,308

     Trade accounts receivable (less allowance for doubtful accounts of
     $5,783 at October 31, 2003 and July 31, 2003)                            4,143,458      8,067,619

     Inventories                                                                878,082        864,510

     Assets held for sale                                                       720,000        220,000
     Prepaid expenses and other current assets                                  476,109        418,534
                                                                            -----------  -------------

       Total current assets                                                   9,693,495     12,214,997

Property, plant and equipment - net                                          17,677,830     17,550,770
Lease rights (net of accumulated amortization of $718,984 and $707,535 at
October 31, 2003 and July 31, 2003)                                             446,504        435,055
Other non-current assets                                                         19,913         17,380
                                                                            -----------  -------------
         Total assets                                                       $27,837,742  $  30,218,202
                                                                            ===========  =============

       The accompanying notes and accountants' report are an integral part of these statements.

                               PENN  OCTANE  CORPORATION  AND  SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              October 31,
                                                                                July 31,         2003
                                                                                  2003        (Unaudited)
                                                                              -------------  -------------
Current Liabilities

    Current maturities of long-term debt                                      $    746,933   $    491,432

    Short-term debt                                                              1,744,128      1,790,484

    LPG trade accounts payable                                                   7,152,098      9,868,586

    Other accounts payable                                                       2,470,880      2,498,821

    Foreign taxes payable                                                           60,000         85,000

    Accrued liabilities                                                          1,083,966        906,763
                                                                              -------------  -------------

      Total current liabilities                                                 13,258,005     15,641,086

Long-term debt, less current maturities                                             60,000         60,000

Commitments and contingencies                                                            -              -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at October 31, 2003 and July 31, 2003               -              -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at October
    31, 2003 and July 31, 2003                                                           -              -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,346,385 and 15,274,749 shares issued and outstanding at October 31,
    2003 and July 31, 2003                                                         152,747        153,464

    Additional paid-in capital                                                  28,298,301     28,453,481

    Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $519,174 and $516,653 at October 31,
    2003 and July 31, 2003                                                      (2,897,520)    (2,897,520)

    Accumulated deficit                                                        (11,033,791)   (11,192,309)
                                                                              -------------  -------------

    Total stockholders' equity                                                  14,519,737     14,517,116
                                                                              -------------  -------------

            Total liabilities and stockholders' equity                        $ 27,837,742   $ 30,218,202
                                                                              =============  =============

         The accompanying notes and accountants' report are an integral part of these statements.

                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)


                                                                     Three months Ended
                                                                 ----------------------------
                                                                  October 31,    October 31,
                                                                     2002           2003
                                                                 -------------  -------------
Revenues                                                         $ 37,440,658   $ 38,549,107
Cost of goods sold                                                 34,926,239     36,483,177
                                                                 -------------  -------------
    Gross profit                                                    2,514,419      2,065,930
Selling, general and administrative expenses
    Legal and professional fees                                       320,114        761,869
    Salaries and payroll related expenses                             458,737        501,415
    Other                                                             326,005        275,915
                                                                 -------------  -------------
                                                                    1,104,856      1,539,199
    Estimated reduction in value of assets held for sale                    -     (  500,000)
                                                                 -------------  -------------
        Operating income                                            1,409,563         26,731

Other income (expense)
    Interest and LPG financing expense                             (  371,665)     ( 375,586)
    Interest income                                                    68,869          5,339
       Other income                                                         -        210,000
                                                                 -------------  -------------
         Income (loss) before taxes                                 1,106,767      ( 133,516)
Benefit (provision) for income tax                                    100,000     (   25,000)
                                                                 -------------  -------------
              Net income (loss)                                  $  1,206,767   $  ( 158,516)
                                                                 =============  =============


Net income (loss) per common share                               $       0.08   $     ( 0.01)
                                                                 =============  =============

Net income (loss) per common share assuming dilution             $       0.08   $   (   0.01)
                                                                 =============  =============

Weighted average common shares outstanding                         14,870,977     15,298,261
                                                                 =============  =============

   The accompanying notes and accountants' report are an integral part of these statements.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (UNAUDITED)


                                                                                 Three months Ended
                                                                            ----------------------------
                                                                             October 31,    October 31,
                                                                                2002           2003
                                                                            -------------  -------------
Cash flows from operating activities:
Net income(loss)                                                            $  1,206,767   $   (158,516)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                244,001        222,060
    Amortization of lease rights                                                  11,449         11,449
    Non-employee stock based costs and other                                      56,217         31,217
    Amortization of loan discount related to the detachable warrants                   -         51,081
    Interest income - officer note                                               (67,241)             -
    Estimated reduction in value of assets held for sale                               -        500,000
Changes in current assets and liabilities:
    Trade accounts receivable                                                  1,569,658     (3,924,161)
    Inventories                                                                 (354,949)        13,572
    Prepaid and other current assets                                             (23,977)        26,358
    LPG trade accounts payable                                                (2,081,994)     2,716,488
    Other accounts payable and accrued liabilities                            (1,570,040)       (73,991)
    Foreign taxes payable                                                              -         25,000
                                                                            -------------  -------------
      Net cash (used in) provided by operating activities                     (1,010,109)      (559,443)
Cash flows from investing activities:
    Capital expenditures                                                        (134,306)       (94,999)
    Decrease in other non-current assets                                          42,726          2,531
                                                                            -------------  -------------
    Net cash used in investing activities                                        (91,580)       (92,468)
Cash flows from financing activities:
    (Increase) decrease in restricted cash                                    (2,378,580)       852,474
    Revolving credit facilities                                                3,669,599              -
    Issuance of common stock                                                           -         80,625
    Issuance of debt                                                                   -         60,000
    Reduction in debt                                                           (302,388)      (320,226)
                                                                            -------------  -------------
    Net cash provided by (used in) financing activities                          988,631        672,873
                                                                            -------------  -------------
        Net (decrease) increase in cash                                         (113,058)        20,962
Cash at beginning of period                                                      130,954         71,064
                                                                            -------------  -------------
Cash at end of period                                                       $     17,896   $     92,026
                                                                            =============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                                $    371,635   $    325,915
                                                                            =============  =============
Supplemental disclosures of noncash transactions:
    Mortgage receivable/ note payable                                       $      2,382   $          -
                                                                            =============  =============
    Equipment exchanged for note receivable                                 $    720,000   $          -
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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                       For the three months ended October 31, 2002
                                       --------------------------------------------
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
                                         ==============  =============  ==========


                                        For the three months ended October 31, 2003
                                        -------------------------------------------
                                        Income (Loss)      Shares       Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  -----------
Net income (loss)                       $    (158,516)

BASIC EPS
Net income (loss) available to common
     stockholders                            (158,516)     15,298,261  $    (0.01)
                                                                       ===========

EFFECT OF DILUTIVE SECURITIES
Warrants                                            -               -

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                               Three months Ended
                                                                          ----------------------------
                                                                           October 31,    October 31,
                                                                              2002           2003
                                                                          -------------  -------------

   Net income (loss), as reported                                         $  1,206,767   $   (158,516)

   Less:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
   effects                                                                    (654,567)       (52,914)
                                                                          -------------  -------------
   Net income (loss), pro forma                                           $    552,200   $   (211,430)
                                                                          =============  =============


   Net income (loss) per common share, as reported                        $       0.08   $      (0.01)
                                                                          =============  =============

   Net income (loss)  per common share, pro forma                         $       0.04   $      (0.01)
                                                                          =============  =============

    Net  income (loss) per common share assuming dilution, as  reported   $       0.08   $      (0.01)
                                                                          =============  =============

    Net income (loss) per common share assuming dilution,   pro forma     $       0.04   $      (0.01)
                                                                          =============  =============


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


NOTE  E  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                         July 31,     October 31,
                                                           2003          2003
                                                       ------------  -------------
LPG:
  Midline pump station                                 $ 2,443,988   $  2,443,988
  Brownsville Terminal Facility: (a)
    Building                                               173,500        173,500
    Terminal facilities                                  3,631,207      3,631,207
    Tank Farm                                              373,945        373,945
    Leasehold improvements                                 302,657        302,657
    Capital construction in progress                        96,212         96,212
    Equipment                                              226,285        226,285
                                                       ------------  -------------
                                                         7,247,794      7,247,794
                                                       ------------  -------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)

    U.S. Pipelines and Rights of Way                     6,680,242      6,775,242
    Mexico Pipelines and Rights of Way                     993,300        993,300
    Matamoros Terminal Facility                          5,107,514      5,107,514
    Saltillo Terminal                                    1,027,267      1,027,267
    Land                                                   856,358        856,358
                                                       ------------  -------------
                                                        14,664,681     14,759,681
                                                       ------------  -------------
         Total LPG                                      21,912,475     22,007,475
                                                       ------------  -------------
Other:
    Office equipment                                        93,201         93,201
    Software                                                75,890         75,890
                                                       ------------  -------------
                                                           169,091        169,091
                                                       ------------  -------------
                                                        22,081,566     22,176,566
    Less:  accumulated depreciation and amortization    (4,403,736)    (4,625,796)
                                                       ------------  -------------

                                                       $17,677,830   $ 17,550,770
                                                       ============  =============

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


NOTE  F  -  INVENTORIES

     Inventories  consist  of  the  following:

                                      July 31, 2003      October 31, 2003
                                   -------------------  ---------  --------
                                    Gallons     Cost     Gallons     Cost
                                   ---------  --------  ---------  --------
LPG:
   Leased Pipeline                 1,175,958  $638,623  1,175,958  $672,817
   Brownsville Terminal Facility,
   Matamoros Terminal Facility
   and railcars leased by the
     Company                         440,771   239,368    335,044   191,693
                                                                   --------
   Markham Storage and other             168        91          -         -
                                   ---------  --------  ---------  --------

                                   1,616,897  $878,082  1,511,002  $864,510
                                   =========  ========  =========  ========

NOTE  G  -  DEBT  OBLIGATIONS

Debt consists of the following:

                                                                                                July 31,   October 31,
                                                                                                  2003         2003
                                                                                               ----------  ------------
Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and
the Matamoros Terminal Facility.                                                               $  284,731  $    163,858

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines and
the Matamoros Terminal Facility.                                                                  198,178       117,300

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2002.     137,500       137,500

Extending Noteholders' notes and $250,000 Note.                                                 1,744,128     1,790,484

Other debt.                                                                                       186,524       132,774
                                                                                               ----------  ------------

          Total debt                                                                            2,551,061     2,341,916

Less:  Current maturities                                                                         746,933       491,432

          Short term debt                                                                       1,744,128     1,790,484
                                                                                               ----------  ------------

          Long-term debt                                                                       $   60,000  $     60,000
                                                                                               ==========  ============

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                       2002   2003
                                       -----  -----

Volume Sold

    LPG (millions of gallons) - PMI     49.6   48.6
    LPG (millions of gallons) - Other   22.6   14.3
                                       -----  -----
                                        72.2   62.9
                                       =====  =====
Average sales price

    LPG (per gallon) - PMI             $0.55  $0.64
    LPG (per gallon) - Other            0.45   0.53


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

     The following summary table reflects comparative cash flows for three months ended October 31, 2003, and 2002. All information is in thousands.

                                                          2003     2002
                                                         ------  --------
Net cash (used in) operating activities . . . . . . . .  $(559)  $(1,010)
Net cash (used in) investing activities . . . . . . . .    (92)      (92)
Net cash provided by (used in) financing activities . .    672       989
                                                         ------  --------
Net (decrease) increase in cash . . . . . . . . . . . .  $  21   $ ( 113)
                                                         ------  --------

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

     During July 2003, the Company acquired an option to purchase Tergas for a nominal price of approximately $5,000 from Mr. Soriano and Mr. Abelardo Mier, a consultant of the Company.

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

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to restructure certain of the obligations discussed in the first paragraph and/or generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not accomplish the restructuring or generate sufficient cash flow. The ability for the Company and the Partnership to generate sufficient cash flows is significantly dependent on the continued sales of LPG to PMI at acceptable monthly sales volume and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note G to the consolidated financial statements) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

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

                                               PAYMENTS  DUE  BY  PERIOD
                                                (AMOUNTS  IN  MILLIONS)

----------------------------------------------------------------------------------
                                              Less than   1 - 3   4 - 5    After
Contractual Obligations               Total     1 Year    Years   Years   5 Years
-----------------------------------  -------  ----------  ------  ------  --------

Long-Term Debt Obligations           $     -  $        -  $    -  $    -  $      -
Operating Leases                        12.5         1.5     2.8     2.6       5.6
LPG Purchase Obligations               538.1       110.3   174.1   174.1      79.6
Other Long-Term Obligations                -           -       -       -         -
                                     -------  ----------  ------  ------  --------
 Total Contractual Cash Obligations  $ 550.6  $    111.8  $176.9  $176.7  $   85.2
                                     =======  ==========  ======  ======  ========


                                            AMOUNT  OF  COMMITMENT  EXPIRATION
                                                       PER  PERIOD
                                                  (AMOUNTS IN MILLIONS)

-------------------------------------------------------------------------------------
Commercial                      Total Amounts   Less than   1 - 3   4 - 5     Over
Commitments                        Committed       1 Year    Years   Years   5 Years
-------------------------------  --------------  ----------  ------  ------  --------

 Lines of Credit                 $            -  $        -  $    -  $    -  $      -
 Standby Letters of Credit                 10.6        10.6       -       -         -
 Guarantees                                 N/A         N/A     N/A     N/A       N/A
 Standby Repurchase Obligations             N/A         N/A     N/A     N/A       N/A
 Other Commercial Commitments               N/A         N/A     N/A     N/A       N/A
                                 --------------  ----------  ------  ------  --------
 Total Commercial Commitments    $         10.6  $     10.6  $    -  $    -  $      -
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

Exhibit No.
-----------

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

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS OF THIS REPORT:
15      Accountant's Acknowledgment

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


                            PENN OCTANE CORPORATION



May 21, 2004              By: /s/Ian T. Bothwell
                                -----------------------------------------------
                                Ian T. Bothwell
                                Vice President, Treasurer, Assistant Secretary, Chief Financial Officer