Form 10-Q/A
period 2004-01-31
PENN OCTANE CORP
filed 2004-05-21
CIK 893813

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         January 31,       July 31,
                                                             2004            2003
                                                        --------------  --------------
LPG:
     Midline pump station                               $   2,343,988   $   2,443,988
     Brownsville Terminal Facility: (a)
       Building                                               173,500         173,500
       Terminal facilities                                  3,631,207       3,631,207
       Tank Farm                                              373,945         373,945
       Leasehold improvements                                 302,657         302,657
       Capital construction in progress                        96,212          96,212
       Equipment                                              226,285         226,285
       Terminal vehicle                                        25,968               -
                                                        --------------  --------------
                                                            7,173,762       7,247,794
                                                        --------------  --------------
     US - Mexico Pipelines and Matamoros Terminal
     Facility: (a)

     U.S. Pipelines and Rights of Way                       6,775,242       6,680,242
     Mexico Pipelines and Rights of Way                       993,300         993,300
     Matamoros Terminal Facility                            5,107,514       5,107,514
     Saltillo Terminal                                      1,027,267       1,027,267
     Land                                                     856,358         856,358
                                                        --------------  --------------
                                                           14,759,681      14,664,681
                                                        --------------  --------------
            Total LPG                                      21,933,443      21,912,475
                                                        --------------  --------------
Other:
     Office equipment                                          94,553          93,201
     Software                                                  75,890          75,890
                                                        --------------  --------------
                                                              170,443         169,091
                                                        --------------  --------------
                                                           22,103,886      22,081,566
     Less:  accumulated depreciation and amortization    (  4,859,374)   (  4,403,736)
                                                        --------------  --------------

                                                        $  17,244,512   $  17,677,830
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  J  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility was to be reduced from $15,000,000 to $12,000,000 after January 31, 2004. However, the RZB Credit Facility has remained at $15,000,000 pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15,000,000 for a longer term than month-to-month. On December 29, 2003, the Company received notice from PMI that it was terminating the Contract effective March 31, 2004 (see note K).

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

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Form 10 has subsequently been amended. The amended Form 10 was filed on March 5, 2004. The Board of
     Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

     Other income (expense). Other income (expense) was $(299,162) for the three months ended January 31, 2004, compared with $(408,796) for the three months ended January 31, 2003. The decrease in other expenses was due primarily to reduced interest and LPG financing costs resulting from reduced debt and lower LPG purchases, respectively.

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

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and the other Mexican Subsidiary owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and own the Mexican portion of the assets comprising the US-Mexico Pipelines, the Matamoros Terminal Facility and the Saltillo Terminal. The Company's Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano and the remaining balance is owned by Mr. Abelardo Mier, a consultant of the Company. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit. During July 2003, the Company acquired an option to purchase Tergas for a nominal price (estimated to be $5,000) from Mr. Soriano and Mr. Mier.

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

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term than month-to-month. On December 29, 2003, the Company received notice from PMI that it was terminating the Contract effective March 31, 2004 (see note K to the unaudited consolidated financial statements).

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

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Form 10 has subsequently been amended. The amended Form 10 was filed on March 5, 2004. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     10.05 Employee contract entered into and effective May 13, 2003, between the Company and Richard Shore, Jr.

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