Form 10-Q
period 2004-04-30
PENN OCTANE CORP
filed 2004-06-14
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2004

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
Yes  X   No  X
    ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ---      ---

     The number of shares of Common Stock, par value $.01 per share, outstanding on June 11, 2004 was 15,285,245.

                                        PENN OCTANE CORPORATION
                                           TABLE OF CONTENTS



         ITEM                                                                                     PAGE NO.
         ----                                                                                     --------
Part I    1.   Financial Statements

               Independent Certified Public Accountants' Review Report                                3

               Consolidated Balance Sheets as of April 30, 2004 (unaudited)                         4-5
               and July 31, 2003

               Unaudited Consolidated Statements of Operations for the three months
               and nine months ended April 30, 2004 and 2003                                          6

               Unaudited Consolidated Statements of Cash Flows for the nine months
               ended April 30, 2004 and 2003                                                          7

               Notes to Consolidated Financial Statements (Unaudited)                              8-21

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          22-34

           3.  Quantitative and Qualitative Disclosures About Market Risk                            34

           4.  Controls and Procedures                                                               34

Part II    1.  Legal Proceedings                                                                     35

           2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      35

           3.  Defaults Upon Senior Securities                                                       35

           4.  Submission of Matters to a Vote of Security Holders                                   35

           5.  Other Information                                                                     35

           6.  Exhibits and Reports on Form 8-K                                                   35-36

           Signatures                                                                                37

             Independent Certified Public Accountants' Review Report

Board of Directors and Shareholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of April 30, 2004, and the related consolidated statements of operations for the three months and nine months ended April 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Brownsville, Texas
May 28, 2004

PART I
ITEM 1.

                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                             April 30,
                                                                                2004        July 31,
                                                                            (Unaudited)       2003
                                                                            ------------  -----------

Current Assets
   Cash                                                                     $     17,570  $    71,064
   Restricted cash                                                             4,726,845    3,404,782
   Trade accounts receivable (less allowance for doubtful accounts of  $0      6,853,054    4,143,458
   at April 30, 2004 and $5,783 at July 31, 2003)
   Inventories                                                                   828,798      878,082
   Assets held for sale                                                                -      720,000
   Prepaid expenses and other current assets                                     183,697      476,109
                                                                            ------------  -----------
      Total current assets                                                    12,609,964    9,693,495
Property, plant and equipment - net                                           16,993,392   17,677,830
Lease rights (net of accumulated amortization of $741,882 and $707,535 at        412,157      446,504
April 30, 2004 and July 31, 2003)
Other non-current assets                                                          18,130       19,913
                                                                            ------------  -----------
         Total assets                                                       $ 30,033,643  $27,837,742
                                                                            ============  ===========

       The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  April 30,
                                                                                    2004           July 31,
                                                                                 (Unaudited)         2003
                                                                               ---------------  ---------------

Current Liabilities
   Current maturities of long-term debt                                        $      162,694   $      746,933
   Short-term debt                                                                          -        1,744,128
   LPG trade accounts payable                                                       8,869,912        7,152,098
   Other accounts payable                                                           1,369,315        2,470,880
   Foreign taxes payable                                                               43,914           60,000
   Accrued liabilities                                                              1,062,197        1,083,966
                                                                               ---------------  ---------------
     Total current liabilities                                                     11,508,032       13,258,005
Long-term debt, less current maturities                                             1,706,220           60,000
Commitments and contingencies                                                               -                -
Stockholders' Equity
   Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;                  -                -
   No shares issued and outstanding at April 30, 2004 and July 31, 2003
   Series B - Senior preferred stock-$.01 par value, $10 liquidation value,                 -                -
   5,000,000 shares authorized; No shares issued and outstanding at April 30,
   2004 and July 31, 2003
   Common stock - $.01 par value, 25,000,000 shares authorized;                       152,852          152,747
   15,285,245 and 15,274,749 shares issued and outstanding at April 30,
   2004 and July 31, 2003
   Additional paid-in capital                                                      28,460,971       28,298,301
   Notes receivable from an officer of the Company and another party for        (   2,728,000)   (   2,897,520)
   exercise of warrants, less reserve of $468,693 and $516,653 at April 30,
   2004 and July 31, 2003
   Accumulated deficit                                                          (   9,066,432)   (  11,033,791)
                                                                               ---------------  ---------------
   Total stockholders' equity                                                      16,819,391       14,519,737
                                                                               ---------------  ---------------
         Total liabilities and stockholders' equity                            $   30,033,643   $   27,837,742
                                                                               ===============  ===============

            The accompanying notes and accountants' report are an integral part of these statements.

                                             PENN OCTANE CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (UNAUDITED)

                                                                   Three Months Ended                   Nine Months Ended
                                                          -----------------------------------  ----------------------------------
                                                               April 30,         April 30,         April 30,         April 30,
                                                                 2004               2003              2004              2003
                                                          -------------------  --------------  ------------------  --------------

Revenues                                                  $       42,798,287   $  45,454,607   $     131,957,252   $ 126,517,197
Cost of goods sold                                                40,577,382      43,377,776         124,378,138     118,541,576
                                                          -------------------  --------------  ------------------  --------------
   Gross profit                                                    2,220,905       2,076,831           7,579,114       7,975,621
Selling, general and administrative expenses
   Legal and professional fees                                       363,859         403,511           1,542,254       1,497,618
   Salaries and payroll related expenses                             613,601         462,515           1,747,941       1,432,348
   Other                                                             210,476         289,257             992,756         755,883
                                                          -------------------  --------------  ------------------  --------------
                                                                   1,187,936       1,155,283           4,282,951       3,685,849

   Estimated reduction in value of assets held for sale                    -               -          (  500,000)              -
                                                          -------------------  --------------  ------------------  --------------
      Operating income                                             1,032,969         921,548           2,796,163       4,289,772
Other income (expense)
   Interest and LPG financing expense                      (         332,796)   (    591,535)   (      1,047,380)   (  1,385,570)
   Interest income                                                     9,817           6,829              54,992          89,272
   Other income                                                            -               -             210,000               -
                                                          -------------------  --------------  ------------------  --------------
   Income before taxes                                               709,990         336,842           2,013,775       2,993,474
Benefit (provision) for income tax                         (          34,986)              -    (         46,414)        100,000
                                                          -------------------  --------------  ------------------  --------------

            Net income                                    $          675,004   $     336,842   $       1,967,361   $   3,093,474
                                                          ===================  ==============  ==================  ==============


Net income per common share                               $             0.04   $        0.02   $            0.13   $        0.21
                                                          ===================  ==============  ==================  ==============
Net income per common share assuming
dilution                                                  $             0.04   $        0.02   $            0.13   $        0.21
                                                          ===================  ==============  ==================  ==============

Weighted average common shares outstanding                        15,285,245      15,131,455          15,312,301      14,954,499
                                                          ===================  ==============  ==================  ==============

                     The accompanying notes and accountants' report are an integral part of these statements.

                                         PENN OCTANE CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)


                                                                                      Nine months Ended
                                                                    ------------------------------------------------------
                                                                             April 30,                   April 30,
                                                                               2004                        2003
                                                                    ---------------------------  -------------------------
Cash flows from operating activities:
Net income                                                          $                1,967,361   $              3,093,474
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                    699,312                    743,218
      Amortization of lease rights                                                      34,347                     34,347
      Non-employee stock based costs                                                    93,651                    135,318
      Amortization of loan discount related to detachable warrants                     113,042                    194,002
      Interest expense associated with exchange of debt                                      -                     68,000
      Interest income - officer note and related party              (                   32,334)  (                 67,241)
      Estimated reduction in value of assets held for sale                             500,000                          -
      Gain on sale of equipment                                                              -   (                231,925)
Changes in current assets and liabilities:
      Trade accounts receivable                                     (                2,709,597)  (              3,143,439)
      Inventories                                                                       49,284                    146,542
      Prepaid and other current assets                                                 198,761   (                648,775)
      LPG trade accounts payable                                                     1,717,814   (                222,185)
      Other accounts payable and accrued liabilities                (                1,048,062)  (              1,645,851)
      Foreign taxes payable                                         (                  16,086)                          -
                                                                    ---------------------------  -------------------------
         Net cash provided by (used in) operating activities                         1,567,493   (              1,544,515)
Cash flows from investing activities:
      Proceeds from the sale of equipment                                              220,000                    276,000
      Capital expenditures                                          (                   14,876)  (                300,901)
      (Increase) decrease in other non-current assets                                    1,784                    101,828
                                                                    ---------------------------  -------------------------
      Net cash provided by investing activities                                        206,908                     76,927
Cash flows from financing activities:
      (Increase) decrease in restricted cash                        (                1,322,063)                    24,044
      Revolving credit facilities                                                            -                  2,150,788
      Issuance of common stock                                                         122,188                          -
      Issuance of debt                                                                 366,238                    584,712
      Reduction in debt                                             (                  994,258)  (              1,382,965)
                                                                    ---------------------------  -------------------------
         Net cash (used in) provided by financing activities        (                1,827,895)                 1,376,579
                                                                    ---------------------------  -------------------------
               Net decrease in cash                                 (                   53,494)  (                 91,009)
Cash at beginning of period                                                             71,064                    130,954
                                                                    ---------------------------  -------------------------
Cash at end of period                                               $                   17,570   $                 39,945
                                                                    ===========================  =========================

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest and LPG financing                                    $                  944,108   $              1,132,224
                                                                    ===========================  =========================
Supplemental disclosures of noncash transactions:
      Equity-common stock and warrants issued                       $                  501,654   $              1,314,665
                                                                    ===========================  =========================
      Mortgage receivable/ note payable                             $                        -   (              1,935,723)
                                                                    ===========================  =========================
      Equipment exchanged for note receivable                       $                        -   $                720,000
                                                                    ===========================  =========================
      Stock exchanged for note receivable                           $                  169,520   $                      -
                                                                    ===========================  =========================

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

     The Company commenced operations during the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. Since the Company began operations, the primary customer for LPG has been PMI. Sales of LPG to PMI accounted for approximately 84.5% and 83.8% of the Company's total revenues for the three and nine months ended April 30, 2004, respectively. See notes J, K and M.

     During June 2004, the Company began operations as a reseller of gasoline and diesel fuel through access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas (Reseller Business).

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

     The unaudited consolidated balance sheet as of April 30, 2004, the unaudited consolidated statements of operations for the three months and nine months ended April 30, 2004 and 2003 and the unaudited consolidated statements of cash flows for the nine months ended April 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of April 30, 2004, the unaudited consolidated results of operations for the three months and nine months ended April 30, 2004 and 2003 and the unaudited consolidated statement of cash flows for the nine months ended April 30, 2004 and 2003.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                             For the three months ended April 30, 2004
                                        ---------------------------------------------------
                                          Income (Loss)         Shares          Per-Share
                                           (Numerator)       (Denominator)       Amount
                                        -----------------  -----------------  -------------
Net income (loss)                       $         675,004
BASIC EPS
Net income (loss) available to common
   stockholders                                   675,004         15,285,245  $        0.04
                                                                              =============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -                  -
                                        -----------------  -----------------

DILUTED EPS
Net income (loss) available to common
stockholders                            $         675,004         15,285,245  $        0.04
                                        =================  =================  =============


                                             For the three months ended April 30, 2003
                                        ---------------------------------------------------
                                          Income (Loss)         Shares          Per-Share
                                           (Numerator)       (Denominator)       Amount
                                        -----------------  -----------------  -------------
Net income (loss)                       $         336,842
BASIC EPS
Net income (loss) available to common
   stockholders                                   336,842         15,131,455  $        0.02
                                                                              =============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -            152,312
                                        -----------------  -----------------
DILUTED EPS
Net income (loss) available to common
  stockholders                          $         336,842         15,283,767  $        0.02
                                        =================  =================  =============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - INCOME (LOSS) PER COMMON SHARE - CONTINUED

                                            For the nine months ended April 30, 2004
                                        -------------------------------------------------
                                          Income (Loss)        Shares        Per-Share
                                           (Numerator)     (Denominator)       Amount
                                        -----------------  --------------  --------------
Net income (loss)                       $       1,967,361
BASIC EPS
Net income (loss) available to common
   stockholders                                 1,967,361      15,312,301  $         0.13
                                                                           ==============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -           7,266
                                        -----------------  --------------
DILUTED EPS
Net income (loss) available to common
   stockholders                         $       1,967,361      15,319,567  $         0.13
                                        =================  ==============  ==============


                                            For the nine months ended April 30, 2003
                                        -------------------------------------------------
                                          Income (Loss)        Shares        Per-Share
                                           (Numerator)     (Denominator)       Amount
                                        -----------------  --------------  --------------
Net income (loss)                       $       3,093,474
BASIC EPS
Net income (loss) available to common
   stockholders                                 3,093,474      14,954,499  $         0.21
                                                                           ==============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -         107,481
                                        -----------------  --------------
DILUTED EPS
Net income (loss) available to common
   stockholders                         $       3,093,474      15,061,980  $         0.21
                                        =================  ==============  ==============

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                               Three Months Ended                    Nine months Ended
                                                        ------------------------------------------------------------------------
                                                           April 30,         April 30,          April 30,          April 30,
                                                             2004               2003               2004              2003
                                                        ---------------  ------------------  ----------------  -----------------

Net income, as reported                                 $      675,004   $         336,842   $     1,967,361   $      3,093,474
Less:  Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                 (      14,587)   (         96,743)   (       82,360)   (     1,282,534)
                                                        ---------------  ------------------  ----------------  -----------------
Net income, pro forma                                   $      660,417   $         240,099   $     1,885,001   $      1,810,940
                                                        ===============  ==================  ================  =================

Net income per common share, as reported                $         0.04   $            0.02   $          0.13   $           0.21
                                                        ===============  ==================  ================  =================
Net income per common share, pro forma                  $         0.04   $            0.02   $          0.12   $           0.12
                                                        ===============  ==================  ================  =================
Net income per common share assuming dilution, as
reported                                                $         0.04   $            0.02   $          0.13   $           0.21
                                                        ===============  ==================  ================  =================
Net income per common share assuming dilution, pro
forma                                                   $         0.04   $            0.02   $          0.12   $           0.12
                                                        ===============  ==================  ================  =================

     The following assumptions were used for grants of warrants to employees in the nine months ended April 30, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                         April 30,       July 31,
                                                           2004            2003
                                                      --------------  --------------
LPG:
   Midline pump station                               $   2,326,984   $   2,443,988
   Brownsville Terminal Facility: (a)
      Building                                              173,500         173,500
      Terminal facilities                                 3,631,207       3,631,207
      Tank Farm                                             373,945         373,945
      Leasehold improvements                                302,657         302,657
      Capital construction in progress                       96,212          96,212
      Equipment                                             226,285         226,285
      Terminal vehicle                                       25,968               -
                                                      --------------  --------------
                                                          7,156,758       7,247,794
                                                      --------------  --------------
   US - Mexico Pipelines and Matamoros Terminal
   Facility: (a)

   U.S. Pipelines and Rights of Way                       6,775,242       6,680,242
   Mexico Pipelines and Rights of Way                       993,300         993,300
   Matamoros Terminal Facility                            5,107,514       5,107,514
   Saltillo Terminal                                      1,027,267       1,027,267
   Land                                                     856,358         856,358
                                                      --------------  --------------
                                                         14,759,681      14,664,681
                                                      --------------  --------------
      Total LPG                                          21,916,439      21,912,475
                                                      --------------  --------------
Other:
   Office equipment                                         102,412          93,201
   Software                                                  77,590          75,890
                                                      --------------  --------------
                                                            180,002         169,091
                                                      --------------  --------------
                                                         22,096,441      22,081,566
   Less:  accumulated depreciation and amortization    (  5,103,049)   (  4,403,736)
                                                      --------------  --------------

                                                      $  16,993,392   $  17,677,830
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

     Property, plant and equipment, net of accumulated depreciation, includes $6,205,724 and $6,427,387 of costs, located in Mexico at April 30, 2004 and July 31, 2003, respectively.


NOTE F - INVENTORIES

     Inventories are valued at the lower of cost or market (LCM) and consist of the following:

                                               April 30, 2004       July 31, 2003
                                            -------------------  -------------------
                                             Gallons      LCM     Gallons     LCM
                                            ---------  --------  ---------  --------
   LPG:
      Leased Pipeline                       1,175,958  $728,358  1,175,958  $638,623
      Brownsville Terminal Facility,
         Matamoros Terminal Facility
         and railcars                         162,164   100,440    440,771   239,368
      Markham Storage and other                     -         -        168        91
                                            ---------  --------  ---------  --------

                                            1,338,122  $828,798  1,616,897  $878,082
                                            =========  ========  =========  ========

NOTE G - DEBT OBLIGATIONS

Debt consists of the following:                                                          April 30,    July 31,
                                                                                            2004        2003
                                                                                         ----------  ----------

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines   $        -  $  284,731
and the Matamoros Terminal Facility.

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines            -     198,178
and the Matamoros Terminal Facility.

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February     137,500     137,500
2002.

Restructured Notes and $280,000 Notes                                                     1,647,177   1,744,128

Other debt.                                                                                  84,237     186,524
                                                                                         ----------  ----------

      Total debt                                                                          1,868,914   2,551,061

Less:  Current maturities                                                                   162,694     746,933

   Short term debt                                                                                -   1,744,128
                                                                                         ----------  ----------

      Long-term debt                                                                     $1,706,220  $   60,000
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

     In connection with the issuance of the new warrants of the Company and the extension of the warrants of the Company, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and fees of which $36,420 has been amortized through April 30, 2004. In addition, $76,622 of discount was amortized which related to the New Accepting Noteholders' Notes, Additional Note and $250,000 Note during the nine months ended April 30, 2004. The Company is not obligated to issue the Rio Vista warrants if the Spin-Off discussed in note M does not occur. The Company will record an additional discount related to the obligation to issue Rio Vista warrants to the holders of the Restructured Notes and $280,000 Notes after the date of the Spin-off and after the Company is able to determine the fair value, if any.

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

     COMMON STOCK
     ------------

     The Company routinely issues shares of its common stock for cash, the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During September 2003, warrants to purchase 32,250 shares of common stock of the Company were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Jorge Bracamontes, a former officer and director of the Company, as severance compensation which had been previously accrued but unissued at July 31, 2003.

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

     During January 2004, the Company agreed to accept 77,765 shares of common stock of the Company as full satisfaction of indebtedness owed to the Company by a related party. As a result, the Company recorded previously unsecured interest income of $32,334.

     STOCK WARRANTS
     --------------

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of April 30, 2004, the Company had a $15,000,000 credit facility (see below) with RZB Finance L.L.C. (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG and gasoline and diesel fuel in connection with the Reseller Business. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
     (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The RZB Credit Facility was to be reduced from $15,000,000 to $12,000,000 after January 31, 2004. However, from February 1, 2004 through April 30, 2004, the RZB Credit Facility remained at $15,000,000 pursuant to month-to-month extensions. On April 30, 2004, RZB agreed to maintain the RZB Credit Facility at $15,000,000 through September 30, 2004. The Company and RZB are currently in negotiations to maintain the credit facility at $15,000,000 for a longer term. In addition, RZB also approved the Company's use of the RZB Credit Facility to purchase gasoline and diesel fuel in connection with the Reseller Business.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Koch Hydrocarbon Company (Koch) and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at April 30, 2004 totaled approximately $9,800,000.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $4,274,275 at April 30, 2004). At April 30, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9,000,000 and is not allowed to make cash dividends to shareholders without the consent of RZB.

     In connection with the Company's Reseller Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise taxes due in connection with sales of gasoline and diesel fuel. The Bonds are partially secured by letters of credit totaling $452,600. In addition, in connection with the Reseller Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at April 30, 2004. No excise taxes were due as of April 30, 2004.

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

NOTE J - REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility is to be reduced from $15,000,000 to $12,000,000 after September 30, 2004 unless a further extension is obtained. The Company and RZB are currently in negotiations to maintain the credit facility at $15,000,000 for a longer term. Since April 1, 2004 the Company has been operating on month-to-month contracts with PMI (see note K).

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

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not generate sufficient cash flow. The ability for the Company and the Partnership, if the Spin-Off occurs, to generate sufficient cash flows is significantly dependent on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     During the months of April 2004, May 2004 and June 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (Monthly 2004 Contracts). Under the terms of the Monthly 2004 Contracts, the minimum monthly quantity of LPG to be purchased by PMI is 13,000,000 gallons. During the months of April 2004 and May 2004, the actual amount of LPG purchased by PMI was approximately 13,100,000 gallons and 13,400,000 gallons, respectively.

     The Company is continuing to negotiate for the extension and/or renewal of the Contract. There is no assurance that the Contract will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the Contract. Until the terms of a new long-term contract are reached, the Company expects to enter into monthly agreements with PMI.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG SUPPLY AGREEMENTS

     The Company's long-term supply agreements (Supply Contracts) provide for minimum quantities of LPG totaling approximately 22,100,000 gallons per month although the Monthly 2004 Contracts provide for lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 18,000,000 gallons per month during the period January 2004 through May 2004.

     During December 2003, the Company and Koch Hydrocarbon Company (Koch) entered into a new three year supply agreement (Koch Supply). The terms of the agreement are similar to the agreement previously in effect between the parties. A previous supply agreement with Duke Energy NGL Services, Inc. which expired in March 2004 was not renewed.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Form 10 has subsequently been amended. An amended Form 10 was filed in May 2004. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

     Had the transaction been consummated on April 30, 2004 the amount of stockholders' equity reflected in the Company's pro forma consolidated balance sheet would have been reduced by approximately $14,700,000 with a corresponding credit to minority interest. This would have resulted in stockholders' equity of approximately $2,100,000.

     Had the transaction been consummated as of August 1, 2003, the Company's pro forma consolidated net income for the nine months ended April 30, 2004 would have decreased to a net loss of approximately $778,000 after giving effect to minority interest related to the Spin-Off and estimated expenses related to the estimated intrinsic value associated with the options granted to Shore and Mr. Richter. As a result of the foregoing, income per share would have decreased to a net loss per share of approximately $(0.05).

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

     During the three and nine months ended April 30, 2004, the Company derived 85% and 84%, respectively of its revenues from sales of LPG to PMI, its primary customer.

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

     During June 2004, the Company began operations as a reseller of gasoline and diesel fuel through access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas (the "Reseller Business").

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended April 30, 2004 and 2003;

                                            2004   2003
                                           -----  -----

Volume Sold

   LPG (millions of gallons) - PMI          50.7   51.0
   LPG (millions of gallons) - Other        10.9   14.9
                                           -----  -----
                                            61.6   65.9
                                           =====  =====

Average sales price

   LPG (per gallon) - PMI                  $0.71  $0.71
   LPG (per gallon) - Other                 0.61   0.62

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  APRIL  30, 2004 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2003

     Revenues. Revenues for the three months ended April 30, 2004 were $42.8 million compared with $45.5 million for the three months ended April 30, 2003, a decrease of $2.7 million or 5.8%. Of this decrease, $240,233 was attributable to decreased average sales prices of LPG sold to customers other than PMI during the three months ended April 30, 2004, $2.4 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended April 30, 2004 and $166,548 was attributable to decreased volumes of LPG sold to PMI during the three months ended April 30, 2004, partially offset by $280,404 attributable to increases in average sales prices of LPG sold to PMI during the three months ended April 30, 2004.

     Cost of goods sold. Cost of goods sold for the three months ended April 30, 2004 was $40.6 million compared with $43.4 million for the three months ended April 30, 2003, a decrease of $2.8 million or 6.5%. Of this decrease, $296,648 was attributable to decreases in the cost of LPG sold to PMI during the three months ended April 30, 2004, $147,172 was attributable to decreased volume of LPG sold to PMI during the three months ended April 30, 2004, $45,287 was attributable to decreased costs of LPG sold to customers other than PMI during the three months ended April 30, 2004, and $2.5 million was attributable to decreased volume of LPG sold to customers other than PMI during the three months ended April 30, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.2 million for the three months ended April 30, 2004 compared with $1.2 million for the three months ended April 30, 2003, an increase of $32,563 or 2.8%. The increase during the three months ended April 30, 2004 was principally due to increased salary related costs, partially offset by reduced legal and other professional fees related to the Spin-Off and reduced ad valorem and asset taxes.

     Other income (expense). Other income (expense) was $(322,979) for the three months ended April 30, 2004, compared with $(584,706) for the three months ended April 30, 2003. The decrease in other expenses was due primarily to reduced interest and LPG financing costs resulting from reduced debt and lower LPG purchases and decreased amortization of discounts on outstanding debt incurred.

     Income  tax.   The  Company increased its estimate of Mexican income tax by
$34,986 and recorded U.S. federal income taxes of $10,000 related to alternative minimum taxes for the three months ended April 30, 2004.

NINE  MONTHS ENDED APRIL 30, 2004 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2003

     Revenues. Revenues for the nine months ended April 30, 2004 were $131.9 million compared with $126.5 million for the nine months ended April 30, 2003, an increase of $5.4 million or 4.3%. Of this increase, $11.3 million was attributable to increases in average sales prices of LPG sold to PMI during the nine months ended April 30, 2004, and $3.3 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the nine months ended April 30, 2004, partially offset by $2.7 million attributable to decreased volumes of LPG sold to PMI during the nine months ended April 30, 2004 and $6.3 million attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended April 30, 2004.

     Cost of goods sold. Cost of goods sold for the nine months ended April 30, 2004 was $124.4 million compared with $118.5 million for the nine months ended April 30, 2003, an increase of $5.8 million or 4.9%. Of this increase, $10.6 million was attributable to increases in the cost of LPG sold to PMI during the nine months ended April 30, 2004 and $3.9 million was attributable to increased costs of LPG sold to customers other than PMI during the nine months ended April 30, 2004, partially offset by $6.5 million attributable to decreased volume of LPG sold to customers other than PMI during the nine months ended April 30, 2004 and $2.4 million attributable to decreased volume of LPG sold to PMI during the nine months ended April 30, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.3 million for the nine months ended April 30, 2004 compared with $3.7 million for the nine months ended April 30, 2003, an increase of $597,102 or 16.2%. The increase during the nine months ended April 30, 2004 was principally due to legal and other professional fees related to the Spin-Off, salary related costs, insurance costs, foreign ad valorem and asset taxes and domestic real estate taxes partially offset by a reduction in professional fees related to litigation.

     Other income (expense) and estimated reduction in value of assets held for sale. Other income (expense) was $(1.3) million for the nine months ended April 30, 2004, compared with $(1.3) million for the nine months ended April 30, 2003. Included in other expenses was additional costs associated with the estimated reduction in value of assets held for sale of $500,000 during the nine months ended April 30, 2004, partially offset by reduced interest costs resulting from reduced debt, decreased amortization of discounts on outstanding debt incurred and $210,000 of other income related to the cancellation of a contract.

     Income  tax.   The  Company  reduced  the  estimate  for Mexican income tax expense by $16,086 and recorded U.S. federal income taxes of $62,500 related to alternative minimum taxes for the nine months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company has had an accumulated deficit since its inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility is to be reduced from $15.0 million to $12.0 million after September 30, 2004 unless a further extension is obtained. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term. The Company may need to increase its credit facility for increases in quantities of LPG purchased and/or to finance future price increases of LPG. The Company depends heavily on sales to one major customer. Since April 1, 2004 the Company has been operating on month-to-month contracts with PMI (see below). The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

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

     The following summary table reflects comparative cash flows for nine months ended April 30, 2004, and 2003. All information is in thousands.

                                                               2004                 2003
                                                       ---------------------  -----------------
Net cash provided by (used in) operating activities .  $              1,567   $(         1,544)
Net cash provided by investing activities . . . . . .                   207                 77
Net cash (used in) provided by financing activities .   (             1,828)             1,376
                                                        ---------------------  -----------------
Net increase (decrease) in cash . . . . . . . . . . .   (                54)  $(            91)
                                                        =====================  =================

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

     During the months of April 2004, May 2004 and June 2004, the Company and PMI have entered into monthly agreements for the sale of LPG ("Monthly 2004 Contracts"). Under the terms of the Monthly 2004 Contracts, the minimum monthly quantity of LPG to be purchased by PMI is 13.0 million gallons. During the months of April 2004 and May 2004, the actual amount of LPG purchased by PMI was approximately 13.1 million gallons and 13.4 million gallons, respectively.

     The Company is continuing to negotiate for the extension and/or renewal of the Contract. There is no assurance that the Contract will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the Contract. Until the terms of a new long-term contract are reached, the Company expects to enter into monthly agreements with PMI.

     The Company believes that the reduction of volume commitments for April 2004 and May 2004 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities.

     The change in volumes from 17.0 million gallons to 13.0 million gallons for April 2004 had the impact of reducing gross profit by approximately $340,000, which was partially offset by reduced variable costs of approximately $100,000. In addition, the Company was also able to negotiate more favorable terms under its LPG supply contracts during the quarter ended April 30, 2004 which amounted to savings of approximately $115,000 per month and will provide an additional benefit of approximately $40,000 per month beginning October 2004. Furthermore, the termination of certain other supply agreements during the nine months ended April 30, 2004 totaling approximately 4.4 million gallons per month allows the Company to reduce losses from the disposal of excess inventory.

     The impact of further reductions in volume purchases, if any, below amounts provided for under the Monthly 2004 Contracts, would impact the Company unfavorably to the extent that the Company is unable to obtain additional favorable price and/or volume concessions from LPG suppliers and the Company is forced to accept similar or lower prices for sales to PMI.

     If LPG sales to PMI are made with terms, volumes and/or margins which are significantly less favorable than the current amounts provided for under the Monthly 2004 Contracts and the Company is unable to obtain further benefits as described above, the Company would suffer material adverse consequences to its business, financial condition and results of operations.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG Supply Agreements. The Company's long-term supply agreements (the "Supply Contracts") provide for minimum quantities of LPG totaling approximately
22.1 million gallons per month although the Monthly 2004 Contracts provide for lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 18.0 million gallons per month during the period January 2004 through May 2004.

     During December 2003, the Company and Koch Hydrocarbon Company ("Koch") entered into a new three year supply agreement (the "Koch Supply"). The terms of the agreement are similar to the agreement previously in effect between the parties. A previous supply agreement with Duke Energy NGL Services, Inc. which expired in March 2004 was not renewed.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     Proceeds of Assets Held for Sale. During February 2004, the Company sold all of its compressed natural gas ("CNG") equipment to a third party for $220,000. The purchase price was paid in cash. Under the terms of the sales agreement, the equipment was sold "as is".

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

     Reseller Business. During January 2004, the Company initiated its plans to become involved in the bulk and rack sales of refined petroleum products consisting of gasoline and diesel fuel. The Company commenced operations during June 2004.

     Credit Arrangements. As of April 30, 2004, the Company had a $15.0 million credit facility (see below) with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG and gasoline and diesel fuel in connection with the Reseller Business. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
(ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB.

     The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, from February 1, 2004 through April 30, 2004, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. On April 30, 2004, RZB agreed to maintain the RZB Credit Facility at $15.0 million through September 30, 2004. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term. In addition, RZB also approved the Company's use of the RZB Credit Facility to purchase gasoline and diesel fuel in connection with the Reseller Business.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG from Exxon, Koch and/or other suppliers, letters of credit are issued on a monthly basis based on anticipated purchases. Outstanding letters of credit at April 30, 2004 totaled approximately $9.8 million.

     In connection with the Company's purchase of LPG, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of $4.3 million at April 30, 2004). At April 30, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, the Company is required to maintain net worth of a minimum of $9.0 million and is not allowed to make cash dividends to shareholders without the consent of RZB.

     In connection with the Company's Reseller Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise taxes due in connection with sales of gasoline and diesel fuel. The Bonds are partially secured by letters of credit totaling $452,600. In addition, in connection with the Reseller Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at April 30, 2004. No excise taxes were due as of April 30, 2004.

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

     During September 2003, the Company issued 21,818 shares of common stock of the Company to Mr. Jorge Bracamontes, a former officer and director of the Company, as severance compensation which had been previously accrued but unissued at July 31, 2003.

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

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, significantly all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility is to be reduced from $15.0 million to $12.0 million after September 30, 2004 unless a further extension is obtained. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term. Since April 1, 2004 the Company has been operating on month-to-month contracts with PMI (see note K to the unaudited consolidated financial statements).

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

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon (1) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due, or (2) the ability of the Partnership to meet its obligations related to its guarantees and tax indemnification in the event the Spin-Off occurs if the Company does not generate sufficient cash flow. The ability for the Company and the Partnership, if the Spin-Off occurs, to generate sufficient cash flows is significantly dependent on the continued sales of LPG to PMI at acceptable monthly sales volumes and margins. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     The Company formed the Partnership for the purpose of transferring a 99.9% interest in Rio Vista Operating Partnership L.P. (the "L.P. Transfer"), which will own substantially all of the Company's owned pipeline and terminal assets in Brownsville and Matamoros (the "Asset Transfer"), in exchange for a 2% general partner interest and a 98% limited partnership interest in the Partnership. The Company intends to spin off 100% of the limited partner units to its common stockholders (the "Spin-Off"), resulting in the Partnership becoming an independent public company. The remaining 2% general partner interest will be initially owned and controlled by the Company and the Company will be responsible for the management of the Partnership. The Company will account for the Spin-Off at historical cost.

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off and the Partnership filed a Form 10 registration statement with the Securities and Exchange Commission. The Form 10 has subsequently been amended. An amended Form 10 was filed in May 2004. The Board of Directors anticipates that the Spin-Off will occur in 2004, subject to a number of conditions including the absence of any contractual and regulatory restraints or prohibitions preventing the consummation of the Spin-Off; and final action by the Board of Directors to set the record date and distribution date for the Spin-Off and the effectiveness of the registration statement.

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

     The Partnership will be liable as guarantor for the Company's collateralized debt (see note G to the unaudited consolidated financial statements) and will continue to pledge all of its assets as collateral. The Partnership may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the Company's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

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

     Had the transaction been consummated on April 30, 2004 the amount of stockholders' equity reflected in the Company's pro forma consolidated balance sheet would have been reduced by approximately $14.7 million with a corresponding credit to minority interest. This would have resulted in stockholders' equity of approximately $2.1 million.

     Had the transaction been consummated as of August 1, 2003, the Company's pro forma consolidated net income for the nine months ended April 30, 2004 would have decreased to a net loss of approximately $(778,000) after giving effect to minority interest related to the Spin-Off and estimated expenses related to the estimated intrinsic value associated with the options granted to Shore and Mr. Richter. As a result of the foregoing, income per share would have decreased to a net loss per share of approximately $(0.05).

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

     Contractual Obligations and Commercial Commitments. The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of April 30, 2004. Where applicable, LPG prices are based on the April 2004 monthly average as published by Oil Price Information Services.

                                                                         PAYMENTS DUE BY PERIOD
                                                                          (AMOUNTS IN MILLIONS)
                                                -----------------------------------------------------------------------------
                                                                 Less than         1 - 3           4 - 5           After
Contractual Obligations                             Total         1 Year           Years           Years          5 Years
----------------------------------------------  -------------  -------------  ---------------  -------------  ---------------

      Long-Term Debt Obligations                $           -  $           -  $             -  $           -  $             -

      Operating Leases                                   11.8            1.4              2.8            2.6              5.0

      LPG Purchase Obligations                          633.0          142.3            261.0          190.1             39.6

      Other Long-Term Obligations                           -              -                -              -                -
                                                -------------  -------------  ---------------  -------------  ---------------

           Total Contractual Cash Obligations  $       644.8  $       143.7  $         263.8  $       192.7  $          44.6
                                                =============  =============  ===============  =============  ===============

                                                              AMOUNT OF COMMITMENT EXPIRATION
                                                                          PER PERIOD
                                                                     (AMOUNTS IN MILLIONS)
                                          ----------------------------------------------------------------------------
Commercial                                Total Amounts    Less than         1 - 3           4 - 5           Over
Commitments                                 Committed        1 Year          Years           Years         5 Years
----------------------------------------  -------------  -------------  ---------------  -------------  --------------

      Lines of Credit                     $           -  $          -   $            -   $           -  $           -

      Standby Letters of Credit                     9.8           9.8                -               -              -

      Guarantees                                    N/A           N/A              N/A             N/A            N/A

      Standby Repurchase Obligations                N/A           N/A              N/A             N/A            N/A

      Other Commercial Commitments                  N/A           N/A              N/A             N/A            N/A
                                          -------------  -------------  ---------------  --------------  -------------

            Total Commercial Commitments  $         9.8  $        9.8   $            -   $           -   $          -
                                          =============  =============  ===============  ==============  =============

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices. Because the Company primarily sells LPG on a fixed margin basis and does not expect to hold inventory of LPG, the Company is not expected to be exposed to market risk for fluctuations in the price of LPG. To the extent the Company ever maintains quantities of LPG inventory in excess of commitments for quantities of undelivered LPG and/or has commitments for undelivered LPG in excess of inventory balances, the Company would be exposed to market risk related to the volatility of LPG prices. In the event that such inventory balances were to exceed commitments for undelivered LPG, during periods of falling LPG prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations. In the event that commitments for undelivered LPG were to exceed such inventory balances, the Company may purchase contracts which protect it against future price increases of LPG.

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

     The Company routinely converts U.S. dollars into Mexican pesos to pay terminal operating costs and income taxes. Such costs have historically been less than $1 million per year and the Company expects such costs will remain at less than $1 million in any year. The Company does not maintain Mexican peso bank accounts with other than nominal balances. Therefore, the Company has limited, if any, risk related to foreign currency exchange rates.


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

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits

     THE  FOLLOWING  EXHIBITS  ARE  INCORPORATED  HEREIN  BY  REFERENCE:

Exhibit No.
-----------
10.01  LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation ("Seller")
       and P.M.I. Trading Limited ("Buyer"). (Incorporated by reference to the Company's Quarterly Report on
       Form 10-Q for the quarterly period ended January 31, 2002 filed on June 13, 2002, SEC File No. 000-
       24394).

10.02  Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane
       Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2002 filed on June 13, 2002, SEC File No. 000-24394).

10.03  Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the "Company") due
       December 15, 2002, and related agreements and instruments dated December 9, 2002, between the
       Company and the holders of the Notes.  (Incorporated by reference to the Company's Quarterly Report on
       Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-
       24394).

10.04  Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter.
       (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
       January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

10.05  Employee contract entered into and effective May 13, 2003, between the Company and Richard Shore, Jr.
       (Incorporated by reference to the Company's Quarterly Report on Form 10-Q /A for the quarterly period ended January 31, 2004 filed on May 21, 2004, SEC File No. 000-24394).

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:
  15    Accountant's Acknowledgment

  31.1  Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

  31.2  Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

  32    Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -
        Oxley Act of 2002.

     b.   Reports  on  Form  8-K

          Company's Current Report on Form 8-K filed on May 7, 2004 regarding the Company's issuance of a press release regarding the expiration of its prior contract with P.M.I. Trading Limited ("PMI") and new monthly contracts entered into with PMI for April and May 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            PENN OCTANE CORPORATION



June  14,  2004             By:  /s/ Ian T. Bothwell
                                 -----------------------------------------------
                                 Ian T. Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                    Chief Financial Officer