Form 10-Q/A
period 2004-04-30
PENN OCTANE CORP
filed 2004-07-23
CIK 893813

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

     For  the  transition  period  from_________________to___________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes____  No__X__

The number of shares of Common Stock, par value $.01 per share, outstanding on June 11, 2004 was 15,285,245.

                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS


               ITEM                                                               PAGE NO.
               ----                                                               --------

Part I     1.  Financial  Statements

               Independent  Certified  Public  Accountants' Review Report             3

               Consolidated  Balance  Sheets  as  of  April  30,  2004
               (unaudited)and  July  31,  2003                                       4-5

               Unaudited  Consolidated  Statements  of  Operations for the three
               months and  nine  months  ended  April  30,  2004  and  2003           6

               Unaudited  Consolidated  Statements  of  Cash  Flows for the
               nine monthsended  April  30,  2004  and  2003                          7

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

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2003, is fairly stated.

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
                               PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                             April 30,
                                                                               2004        July 31,
                                                                            (Unaudited)      2003
                                                                            ------------  -----------
Current Assets
      Cash                                                                  $     17,570  $    71,064

      Restricted cash                                                          4,726,845    3,404,782

      Trade accounts receivable (less allowance for doubtful accounts of
      $0 at April 30, 2004 and $5,783 at July 31, 2003)                        6,853,054    4,143,458

      Inventories                                                                828,798      878,082

      Assets held for sale                                                             -      720,000

      Prepaid expenses and other current assets                                  183,697      476,109
                                                                            ------------  -----------

        Total current assets                                                  12,609,964    9,693,495

Property, plant and equipment - net                                           16,993,392   17,677,830

Lease rights (net of accumulated amortization of $741,882 and $707,535 at
April 30, 2004 and July 31, 2003)                                                412,157      446,504

Other non-current assets                                                          18,130       19,913
                                                                            ------------  -----------

          Total assets                                                      $ 30,033,643  $27,837,742
                                                                            ============  ===========

   The accompanying notes and accountants' report are an integral part of these statements.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               April 30,
                                                                                 2004           July 31,
                                                                              (Unaudited)         2003
                                                                            ---------------  ---------------
Current Liabilities

   Current maturities of long-term debt                                     $      162,694   $      746,933

   Short-term debt                                                                       -        1,744,128

   LPG trade accounts payable                                                    8,869,912        7,152,098

   Other accounts payable                                                        1,369,315        2,470,880

   Foreign taxes payable                                                            43,914           60,000

   Accrued liabilities                                                           1,062,197        1,083,966
                                                                            ---------------  ---------------

      Total current liabilities                                                 11,508,032       13,258,005

Long-term debt, less current maturities                                          1,706,220           60,000

Commitments and contingencies                                                            -                -

Stockholders' Equity

   Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
   No shares issued and outstanding at April 30, 2004 and July 31, 2003                  -                -

   Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
   5,000,000 shares authorized; No shares issued and outstanding at April 30,
   2004 and July 31, 2003                                                                -                -

   Common stock - $.01 par value, 25,000,000 shares authorized;
   15,285,245 and 15,274,749 shares issued and outstanding at April 30, 2004
   and July 31, 2003                                                               152,852          152,747

   Additional paid-in capital                                                   28,460,971       28,298,301

   Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $468,693 and $516,653 at April 30,
   2004 and July 31, 2003                                                     (  2,728,000)    (  2,897,520)

   Accumulated deficit                                                       (   9,066,432)   (  11,033,791)
                                                                            ---------------  ---------------

   Total stockholders' equity                                                   16,819,391       14,519,737
                                                                            ---------------  ---------------

       Total liabilities and stockholders' equity                           $   30,033,643   $   27,837,742
                                                                            ===============  ===============

    The accompanying notes and accountants' report are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (UNAUDITED)


                                                                        Three Months Ended                 Nine Months Ended
                                                           -----------------------------------------  ----------------------------
                                                                April 30,             April 30,         April 30,      April 30,
                                                                   2004                 2003              2004           2003
                                                           --------------------  -------------------  -------------  -------------

Revenues                                                   $        42,798,287   $       45,454,607   $131,957,252   $126,517,197
Cost of goods sold                                                  40,577,382           43,377,776    124,378,138    118,541,576
                                                           --------------------  -------------------  -------------  -------------
    Gross profit                                                     2,220,905            2,076,831      7,579,114      7,975,621
Selling, general and administrative expenses
    Legal and professional fees                                        363,859              403,511      1,542,254      1,497,618
    Salaries and payroll related expenses                              613,601              462,515      1,747,941      1,432,348
    Other                                                              210,476              289,257        992,756        755,883
                                                           --------------------  -------------------  -------------  -------------
                                                                     1,187,936            1,155,283      4,282,951      3,685,849

    Estimated reduction in value of assets held for sale                     -                    -       (500,000)             -
                                                           --------------------  -------------------  -------------  -------------
      Operating income                                               1,032,969              921,548      2,796,163      4,289,772
Other income (expense)
    Interest and LPG financing expense                                (332,796)            (591,535)    (1,047,380)    (1,385,570)
    Interest income                                                      9,817                6,829         54,992         89,272
    Other income                                                             -                    -        210,000              -
                                                           --------------------  -------------------  -------------  -------------
    Income before taxes                                                709,990              336,842      2,013,775      2,993,474
Benefit (provision) for income tax                                     (34,986)                   -        (46,414)       100,000
                                                           --------------------  -------------------  -------------  -------------
        Net income                                         $           675,004   $          336,842   $  1,967,361   $  3,093,474
                                                           ====================  ===================  =============  =============

Net income per common share                                $              0.04   $             0.02   $       0.13   $       0.21
                                                           ====================  ===================  =============  =============
Net income per common share assuming dilution              $              0.04   $             0.02   $       0.13   $       0.21
                                                           ====================  ===================  =============  =============
Weighted average common shares outstanding                          15,285,245           15,131,455     15,312,301     14,954,499
                                                           ====================  ===================  =============  =============



    The accompanying notes and accountants' report are an integral part of these statements.

                           PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                         Nine months Ended
                                                                    --------------------------
                                                                      April 30,     April 30,
                                                                        2004          2003
                                                                    ------------  ------------
Cash flows from operating activities:
Net income                                                          $ 1,967,361   $ 3,093,474
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                        699,312       743,218
   Amortization of lease rights                                          34,347        34,347
   Non-employee stock based costs                                        93,651       135,318
   Amortization of loan discount related to detachable warrants         113,042       194,002
   Interest expense associated with exchange of debt                          -        68,000
   Interest income - officer note and related party                     (32,334)      (67,241)
   Estimated reduction in value of assets held for sale                 500,000             -
   Gain on sale of equipment                                                  -      (231,925)
Changes in current assets and liabilities:
   Trade accounts receivable                                         (2,709,597)   (3,143,439)
   Inventories                                                           49,284       146,542
   Prepaid and other current assets                                     198,761      (648,775)
   LPG trade accounts payable                                         1,717,814      (222,185)
   Other accounts payable and accrued liabilities                    (1,048,062)   (1,645,851)
   Foreign taxes payable                                                (16,086)            -
                                                                    ------------  ------------
     Net cash provided by (used in) operating activities              1,567,493    (1,544,515)
Cash flows from investing activities:
   Proceeds from the sale of equipment                                  220,000       276,000
   Capital expenditures                                                 (14,876)     (300,901)
   (Increase) decrease in other non-current assets                        1,784       101,828
                                                                    ------------  ------------
    Net cash provided by investing activities                           206,908        76,927
Cash flows from financing activities:
   (Increase) decrease in restricted cash                            (1,322,063)       24,044
   Revolving credit facilities                                                -     2,150,788
   Issuance of common stock                                             122,188             -
   Issuance of debt                                                     366,238       584,712
   Reduction in debt                                                   (994,258)   (1,382,965)
                                                                    ------------  ------------
    Net cash (used in) provided by financing activities              (1,827,895)    1,376,579
                                                                    ------------  ------------
        Net decrease in cash                                            (53,494)      (91,009)
Cash at beginning of period                                              71,064       130,954
                                                                    ------------  ------------
Cash at end of period                                               $    17,570   $    39,945
                                                                    ============  ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest and LPG financing                                       $   944,108   $ 1,132,224
                                                                    ============  ============
Supplemental disclosures of noncash transactions:
   Equity-common stock and warrants issued                          $   501,654   $ 1,314,665
                                                                    ============  ============
   Mortgage receivable/ note payable                                $         -   $(1,935,723)
                                                                    ============  ============
   Equipment exchanged for note receivable                          $         -   $   720,000
                                                                    ============  ============
   Stock exchanged for note receivable                              $   169,520   $         -
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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                        For the three months ended April 30, 2004
                                        -----------------------------------------
                                        Income (Loss)      Shares      Per-Share
                                         (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $      675,004

BASIC EPS
Net income (loss) available to common
   stockholders                                675,004     15,285,245  $     0.04
                                                                       ==========

EFFECT OF DILUTIVE SECURITIES
Warrants                                             -              -
                                        --------------  -------------

DILUTED EPS
Net income (loss) available to common
stockholders                            $      675,004     15,285,245  $     0.04
                                        ==============  =============  ==========


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
                                        ==============  =============  ==========

                    Penn Octane Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE B - INCOME (LOSS) PER COMMON SHARE - CONTINUED


                                        For the nine months ended April 30, 2004
                                        -----------------------------------------
                                         Income (Loss)      Shares      Per-Share
                                           (Numerator)    (Denominator)    Amount
                                        --------------  -------------  ----------
Net income (loss)                       $    1,967,361

BASIC EPS
Net income (loss) available to common
   stockholders                              1,967,361     15,312,301  $     0.13
                                                                       ==========

EFFECT OF DILUTIVE SECURITIES
Warrants                                             -          7,266
                                        --------------  -------------

DILUTED EPS
Net income (loss) available to common
stockholders                            $    1,967,361     15,319,567  $     0.13
                                        ==============  =============  ==========


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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                            Three Months Ended       Nine months Ended
                                                           --------------------  -------------------------
                                                          April 30,    April 30,   April 30,     April 30,
                                                             2004       2003        2004          2003
                                                           ---------  ---------  -----------  ------------

Net income, as reported                                    $675,004   $336,842   $1,967,361   $ 3,093,474
Less:  Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                       (14,587)   (96,743)     (82,360)   (1,282,534)
                                                           ---------  ---------  -----------  ------------
Net income, pro forma                                      $660,417   $240,099   $1,885,001   $ 1,810,940
                                                           =========  =========  ===========  ============


Net income per common share, as reported                   $   0.04   $   0.02   $     0.13   $      0.21
                                                           =========  =========  ===========  ============

Net income per common share, pro forma                     $   0.04   $   0.02   $     0.12   $      0.12
                                                           =========  =========  ===========  ============

Net income per common share assuming dilution, as
reported                                                   $   0.04   $   0.02   $     0.13   $      0.21
                                                           =========  =========  ===========  ============

Net income per common share assuming dilution, pro
forma                                                      $   0.04   $   0.02   $     0.12   $      0.12
                                                           =========  =========  ===========  ============

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              April 30,      July 31,
                                                                2004          2003
                                                            ------------  ------------
LPG:
    Midline pump station                                    $ 2,326,984   $ 2,443,988
    Brownsville Terminal Facility: (a)
       Building                                                 173,500       173,500
       Terminal facilities                                    3,631,207     3,631,207
       Tank Farm                                                373,945       373,945
       Leasehold improvements                                   302,657       302,657
       Capital construction in progress                          96,212        96,212
       Equipment                                                226,285       226,285
       Terminal vehicle                                          25,968             -
                                                            ------------  ------------
                                                              7,156,758     7,247,794
                                                            ------------  ------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)

    U.S. Pipelines and Rights of Way
    Mexico Pipelines and Rights of Way                        6,775,242     6,680,242
    Matamoros Terminal Facility                                 993,300       993,300
    Saltillo Terminal                                         5,107,514     5,107,514
    Land                                                      1,027,267     1,027,267
                                                                856,358       856,358
                                                            ------------  ------------
         Total LPG                                           14,759,681    14,664,681
                                                            ------------  ------------
Other:                                                       21,916,439    21,912,475
                                                            ------------  ------------
    Office equipment
    Software                                                    102,412        93,201
                                                                 77,590        75,890
                                                            ------------  ------------
                                                                180,002       169,091
                                                            ------------  ------------
    Less:  accumulated depreciation and amortization         22,096,441    22,081,566
                                                             (5,103,049)   (4,403,736)
                                                            ------------  ------------

                                                            $16,993,392   $17,677,830
                                                            ============  ============

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


NOTE F - INVENTORIES

     Inventories are valued at the lower of cost or market (LCM) and consist of the following:

                                       April  30, 2004        July 31, 2003
                                    -------------------  ----------------------
                                     Gallons     LCM      Gallons      LCM
                                    ---------  --------  ---------  -----------
LPG:
  Leased Pipeline                   1,175,958  $728,358  1,175,958  $   638,623
  Brownsville Terminal Facility,
    Matamoros Terminal Facility
    and railcars                      162,164   100,440    440,771      239,368
                                    ---------  --------  ---------  -----------
  Markham Storage and other                 -          -       168           91
                                    1,338,122  $828,798  1,616,897  $   878,082
                                    =========  ========  =========  ===========


NOTE G - DEBT OBLIGATIONS

Debt consists of the following:
                                                                                         April 30,    July 31,
                                                                                            2004        2003
                                                                                         ----------  ----------

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                     $        -  $  284,731

Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
and the Matamoros Terminal Facility.                                                              -     198,178

Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2002.                                                                                       137,500     137,500

Restructured Notes and $280,000 Notes                                                     1,647,177   1,744,128

Other debt.                                                                                  84,237     186,524
                                                                                         ----------  ----------

              Total debt                                                                  1,868,914   2,551,061

Less:  Current maturities                                                                   162,694     746,933

          Short term debt                                                                         -   1,744,128
                                                                                         ----------  ----------

              Long-term debt                                                             $1,706,220  $   60,000
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

     The following summary table reflects comparative cash flows for nine months ended April 30, 2004, and 2003. All information is in thousands.

                                                            2004      2003
                                                          --------  --------

Net cash provided by (used in) operating activities. . .  $ 1,567   $(1,544)

Net cash provided by investing activities. . . . . . . .      207        77

Net cash (used in) provided by financing activities. . .   (1,828)    1,376
                                                          --------  --------

Net increase (decrease) in cash . . . . . . . . . .       $   (54)  $   (91)
                                                          ========  ========

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

     Credit Arrangements. As of April 30, 2004, the Company had a $15.0 million credit facility (see below) with RZB Finance L.L.C. ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance the Company's purchases of LPG and gasoline and diesel fuel in connection with the Reseller Business. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500,
(ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to make any loan or issue any letter of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. . The RZB Credit Facility was to be reduced from $15.0 million to $12.0 million after January 31, 2004. However, from February 1, 2004 through April 30, 2004, the RZB Credit Facility has remained at $15.0 million pursuant to month-to-month extensions. On April 30, 2004, RZB agreed to maintain the RZB Credit Facility at $15.0 million through September 30, 2004. The Company and RZB are currently in negotiations to maintain the credit facility at $15.0 million for a longer term. In addition, RZB also approved the Company's use of the RZB Credit Facility to purchase gasoline and diesel fuel in connection with the Reseller Business.

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

                                                   PAYMENTS DUE BY PERIOD
                                                    (AMOUNTS IN MILLIONS)
                                    --------------------------------------------------
                                           Less than      1 - 3       4 - 5    After
Contractual Obligations             Total   1 Year        Years       Years   5 Years
----------------------------------  ------  -------  ---------------  ------  --------

Long-Term Debt Obligations          $    -  $     -                -  $    -  $      -

Operating Leases                      11.8      1.4              2.8     2.6       5.0

LPG Purchase Obligations             633.0    142.3            261.0   190.1      39.6

Other Long-Term Obligations              -        -                -       -         -
                                    ------  -------  ---------------  ------  --------

Total Contractual Cash Obligations  $644.8  $ 143.7  $         263.8  $192.7  $   44.6
                                    ======  =======  ===============  ======  ========


                                               AMOUNT OF COMMITMENT EXPIRATION
                                                          PER PERIOD
                                                   (AMOUNTS IN MILLIONS)
                                 --------------------------------------------------------
Commercial                       Total Amounts   Less than     1 - 3     4 - 5      Over
   Commitments                     Committed      1 Year        Years    Years     5 Year
-------------------------------  -------------  ------------  --------  --------  -------

Lines of Credit                  $        -     $      -      $      -  $      -  $     -

Standby Letters of Credit                  9.8           9.8         -         -        -

Guarantees                                 N/A           N/A       N/A       N/A      N/A

Standby Repurchase Obligations             N/A           N/A       N/A       N/A      N/A

Other Commercial Commitments               N/A           N/A       N/A       N/A      N/A
                                  ------------  ------------  --------  --------  -------

   Total Commercial Commitments   $     9.8     $     9.8     $     -   $     -   $     -
                                  ============  ============  ========  ========  =======

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


                             PENN OCTANE CORPORATION



July 23, 2004        By:     /s/ Ian T.  Bothwell
                             --------------------
                             Ian T. Bothwell
                             Vice President, Treasurer, Assistant Secretary,
                               Chief Financial Officer