Form 10-K
period 2004-07-31
PENN OCTANE CORP
filed 2004-11-10
CIK 893813

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

     For the fiscal year ended July 31, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes       No   X
                                                ---      ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,326,290 as of January 31, 2004. The last reported sale price of the Registrant's Common Stock was $2.39 per share as reported on the Nasdaq SmallCap Market on January 30, 2004.

     The number of shares of Common Stock, par value $0.01 per share, outstanding on October 15, 2004 was 15,285,245.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The follow documents are incorporated by reference into Parts I and II of this report on Form 10-K: the Company's Current Report on Form 8-K filed on September 21, 2004 regarding the amendment of the RZB Credit Facility and the Company's Current Report on Form 8-K filed on September 22, 2004 regarding the execution of material contracts with Rio Vista in connection with the Spin-Off.

                                TABLE OF CONTENTS

            ITEM                                                        PAGE NO.
            ----                                                        --------

Part I       1.    Business                                                  3

             2.    Properties                                                20

             3.    Legal Proceedings                                         22

             4.    Submission of Matters to a Vote of Security Holders       22

Part II      5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities                                                23

             6.    Selected Financial Data                                   26

             7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       27

             7A.   Quantitative and Qualitative Disclosures About
                   Market Risks                                              48

             8.    Financial Statements and Supplementary Data               49

             9.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                    97

             9A.   Controls and Procedures                                   97

             9B.   Other Information                                         97

Part III     10.   Directors and Executive Officers of the Registrant        98

             11.   Executive Compensation                                   101

             12.   Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters           106

             13.   Certain Relationships and Related Transactions           109

             14.   Principal Accountant Fees and Services                   111

Part IV      15.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                      112

                                     PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to our facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, outcome of litigation, Fuel Sales Business, the Spin-Off and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report. We caution you, however, that the following list of factors may not include all material risks facing the Company.

PENN OCTANE CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES WHICH INCLUDES RIO VISTA ENERGY PARTNERS L.P. AND ITS SUBSIDIARIES ARE HEREINAFTER REFERRED TO AS THE "COMPANY".

RISK FACTORS

     Business Factors. The expiration of the LPG sales contract with PMI and the resulting lower LPG sales volumes may adversely affect the Company's results of operations. The Company has only one customer for LPG in Mexico, PMI. The Company just recently commenced its Fuel Sales Business. The Company cannot be sure that PMI will continue to purchase LPG from the Company or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to the Company's pipelines and a limited supply of LPG. The Company may lose its competitive advantage when then Company's Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company's assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company does not have sufficient capital resources for acquisitions or opportunities for expansion, the Company's growth will be limited. The
Company's ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company's indebtedness and contingent liabilities, and may create integration difficulties. The Company's business would be adversely affected if operations at the Company's transportation, terminal and distributions facilities were interrupted. The Company's business would also be adversely affected if the operations of the Company's customers and suppliers were interrupted.

     Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. The Company competes with other firms in the sale or purchase of LPG and Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company's competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products. See Liquefied Petroleum Gas and Fuel Sales Business for further discussion.

     International Factors. Mexican economic, political and social conditions may change and adversely affect the Company's operations. The Company may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring the Company to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico is undergoing deregulation, the results of which may hinder the Company's ability to negotiate acceptable contracts with distributors. The Company's contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

     Political Factors. The operations and earnings of the Company and its consolidated affiliate in the US and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of the Company's facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the Company vary greatly and are not predictable.

     Industry and Economic Factors. The operations and earnings of the Company and its consolidated affiliate throughout the US and Mexico are affected by local, regional and global events or conditions that affect supply and demand for the Company's products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

     Project Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular projects sought by the Company, including projects which do not specifically fall within the areas of the Company's current lines of businesses will depend on the outcome of negotiations for such acquisitions; the ability of the Company's management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

     Market Risk Factors. See page 48 of the Financial Section of this report for discussion of the impact of market risks and other uncertainties.

     Projections, estimates and descriptions of the Company's plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.


ITEM 1. BUSINESS.

INTRODUCTION

Before the Spin-Off on September 30, 2004

     Penn Octane Corporation, formerly known as International Energy Development Corporation ("International Energy"), was incorporated in Delaware in August 1992. Penn Octane Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company". The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas ("LPG"). The Company owns and operates a terminal facility in Brownsville, Texas (the "Brownsville Terminal Facility") and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the "Matamoros Terminal Facility") and approximately 23 miles of pipelines (the "US - Mexico Pipelines") which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the "Leased Pipeline") which connects ExxonMobil Corporation's ("Exxon") King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (the "ECCPL"), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21.0 million gallons of storage, located in Markham, Texas ("Markham"), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. The Company believes it has a competitive advantage in the supply of LPG for the northeastern region of Mexico because of the Company's access to pipelines and terminal facilities which allow the Company to bring supplies of LPG close to consumers of LPG in major cities in that region. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited ("PMI"). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico.

     During June 2004, the Company began operations as a reseller of gasoline and diesel fuel (the "Fuel Products") with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas ("Fuel Sales Business").

Spin-Off

          On September 30, 2004, Penn Octane Corporation ("Penn Octane") completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary, Rio Vista Operating Partnership L.P. and its subsidiaries ("RVOP") (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries ("Rio Vista") and (iii) distributed all of its limited partnership interest (the
"Common Units") in Rio Vista to its common stockholders (the "Spin-Off"), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the "General Partner"), a wholly owned subsidiary of Penn Octane, and the General Partner will be responsible for the management of Rio Vista. Accordingly the Company will have control of Rio Vista by virtue of its ownership and related voting control of the General Partner and Rio Vista will be consolidated with the Company and the interests of the limited partners will be classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements and a formula that takes into consideration LPG operating costs of Penn Octane and Rio Vista. The transfer of such assets and the distribution of the Rio Vista Common Units were conducted in accordance with the terms of the Distribution Agreement, the Omnibus Agreement, the Purchase Agreement for LPG, the Contribution, Conveyance and Assumption Agreement and the Conveyance Agreement, copies of which are attached as exhibits to this report. These agreements are described in Penn
Octane's Current Report on Form 8-K filed by Penn Octane with the SEC on September 22, 2004, and incorporated by reference.

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

     The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is the primary energy source for Mexican households using such domestic fuels. Domestic consumption of LPG in Mexico increased from an average of 408.2 million gallons per month during the period January 1, 2003 through September 30, 2003 to an average of 413.4 million gallons per month during the period January 1, 2004 through September 30, 2004, an estimated annual increase of 1.3%. The future of LPG in Mexico may continue to favor the Company for the following reasons: (i) Mexico's domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue (ii) limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government's current plans to deregulate the LPG industry, (iv) the expanding use of propane as an automotive fuel, and (v) the location of Mexico's major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, resulting in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

     The Company has been able to successfully compete with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the Leased Pipeline, the US - Mexico Pipelines, the Company's supply agreements for LPG and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico as Matamoros, Reynosa and Monterrey. With the commencement of operations of the Matamoros Terminal Facility in April 2000, the Company reduced its exposure to the previous logistical inefficiencies and sales limitations of the Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Current alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail. The Company believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by it for the importation of LPG to the strategic areas the Company serves.

     RECENT TRENDS. Since April 2004, PMI has contracted with the Company for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years. The Company believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. The Company still believes that its LPG supplies are competitive with the necessary US imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for US LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than in the Company's strategic zone.

     During June 2004, Valero L.P., a U.S. limited partnership ("Valero") began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero has contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. Valero has also indicated that it intends to increase capacity of its Nuevo Laredo terminal to 10.1 million gallons per month. The Company believes that if Valero intends to maximize capacity of these facilities, then it would be required to obtain additional LPG supplies from major LPG hubs located in Corpus Christi and Mont Belvieu, Texas. Accordingly, the Company believes that any additional supplies over amounts currently available to the Mexican market through Valero's system could be more expensive than the Company's currently available supplies and delivery systems.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to the Company's strategic zone. The Company is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by Transmontagne,
Inc.,  in  Brownsville,  Texas.   Transmontagne  is  a  U.S.  corporation.  The
pipeline crosses the US-Mexico border near the proximity of the Company's pipelines. In connection with the construction of the pipeline, PMI was required to obtain an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

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

     The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the "District") under a lease agreement (the "Brownsville Lease") that expires on November 30, 2006. The Company has an option to renew for five additional five year terms. Currently, substantially all of the Company's LPG supply is received by the Leased Pipeline, which flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by the Company to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District's water dock facility at the Brownsville Ship Channel. The railroad loading facilities are being used by the Company for sales of LPG to other customers and to provide the Company with increased flexibility in managing its LPG supplies and sales.

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

     On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V. (formerly Penn Octane de Mexico, S.A. de C.V.) ("PennMex") (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the "Mexican Energy Commission") to build and operate one pipeline to transport LPG (the "Mexican Pipeline") (collectively, the US Pipelines and the Mexican Pipeline are referred to as the "US - Mexico Pipelines") from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

     The Company's Mexican subsidiaries, PennMex and Termatsal, S.de R.L. de C.V (formerly Termatsal, S.A. de C.V. "Termatsal"), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility and the Company's consolidated affiliate Tergas, S.A. de C.V. ("Tergas") has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

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

     The Saltillo Terminal. The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to
operate  the  facility  at  that  location.   The  terminal  was  subsequently
dismantled.

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

     As a result of the reduced volumes of LPG being sold to PMI and the short-term nature of the agreements (see LPG Sales to PMI below), the Company has determined that construction of a new Saltillo Terminal is currently not feasible. Accordingly, as of July 31, 2004, the Company has written off $227,829 related to the capitalized engineering costs and other costs associated with the design of the Saltillo Terminal and expensed $32,171 of costs related to pipes, pumps and values which were used as replacement parts in the Matamoros Terminal Facility. The Company anticipates utilizing the remaining Saltillo Terminal assets in its existing operations.

     OTHER. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000.

     THE LEASED PIPELINE. The Company has a lease agreement (the "Pipeline Lease") with Seadrift, a subsidiary of Dow Hydrocarbons and Resources, Inc. ("Dow"), for approximately 132 miles of pipeline which connects Exxon's King Ranch Gas Plant in Kleberg County, Texas and Duke Energy Corporation's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility (the "Leased Pipeline"). As provided for in the Pipeline Lease, the Company has the right to use the Leased Pipeline solely for the transportation of LPG and refined petroleum products belonging only to the Company and not to any third party.

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

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (the "Confirmation") on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19.0 million gallons at indexed variable posted prices plus premiums that provided the Company with annual fixed margins, which were to increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. From January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17.0 million gallons per month at slightly higher premiums than those specified in the Confirmation.

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

     During the months of April 2004 through October 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). Under the terms of the Monthly 2004 Contracts for April, May and June, the minimum amount of LPG to be purchased per month by PMI was 13.0 million gallons. Under the terms of the Monthly 2004 Contracts for July, August and September, the minimum amount of LPG to be purchased per month by PMI was
11.7 million gallons. Under the terms of the Monthly 2004 Contracts for October and November, the minimum amount of LPG to be purchased per month by PMI is 11.1 million gallons. During the months of April 2004, May 2004, June 2004, July 2004, August 2004, September 2004 and October 2004, the actual amount of LPG purchased by PMI was approximately 13.1 million gallons, 13.4 million gallons,
13.8 million gallons, 12.3 million gallons, 12.4 million gallons, 11.8 million gallons and 10.9 million gallons, respectively. The expiration of the Contract has caused a reduction in the Company's gross revenue due to the reduction in LPG volumes sold to PMI from approximately 17 million gallons per month under the Contract to approximately 13 million gallons per month under the Monthly 2004 Contracts. The change in volume from 17 million gallons to an average of approximately 13 million gallons for the months of April 2004 through September 2004 had the impact of reducing gross profit by approximately $340,000 per month on average. The Company was able to offset a portion of the reduction in gross profit by reducing its monthly variable costs by approximately $100,000. In addition, the Company has also been able to offset further the reduction in gross profit by negotiating more favorable terms under its LPG supply contracts, resulting in savings of approximately $115,000 per month and will receive additional savings of approximately $40,000 per month beginning in October 2004. As a result of the Company's cost reduction efforts, the net effect of the reduction in volumes from 17 million gallons per month to 13 million gallons per month is a monthly decrease in gross profit of approximately $125,000. To further reduce costs, the Company previously terminated El Paso and Duke supply agreements totaling approximately 4.4 million gallons per month, which terminations allowed the Company to reduce losses from the disposal of excess inventory.

     The Company continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the Monthly 2004 Contracts. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements similar to the Monthly 2004 Contracts.

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through October 2004 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. In the event the volume of LPG purchased by PMI under the month-to-month agreements declines below the current level of approximately 13 million gallons, assuming margins remain unchanged, the Company would suffer material adverse consequences to its business, financial condition and results of operations to the extent that the Company is unable to obtain additional favorable price and/or volume concessions from LPG suppliers. The Company is attempting to obtain additional price and/or volume concessions from its LPG suppliers to lower costs. If the Company is unsuccessful in lowering its costs to offset a decline in volumes below 13 million gallons per month and/or the Company is forced to accept similar or lower prices for sales to PMI, the results of operations of the Company may be adversely affected. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $142 million for the year ended July 31, 2004, representing approximately 80.0% of total revenues for the period.

     ACQUISITION OF MEXICAN SUBSIDIARIES. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2002, 2003 and 2004. Since inception through the acquisition date, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements. Therefore, there are no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Vicente Soriano and the remaining balance owned by Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company's consolidated financial statements.

     MEXICAN OPERATIONS. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company's consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and, as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as to PMI.

     The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     LPG SUPPLY. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). For the year ending July 31, 2004, under the Exxon Supply Contract, Exxon has supplied an average of approximately 12.3 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0  million  gallons  per year of Additional Propane Supply through the ECCPL until December 2005. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fees will be based on the actual utilization of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed upon expiration. The purchase price was indexed to variable posted prices.

     In  March  2000,  the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch agreed to supply and the Company agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003, the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, the Company and Koch entered into a new three year supply agreement. The terms of the new agreement are similar to the agreement previously in effect between the parties.

     For the year ending July 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 6.4 million gallons of propane per month. The purchase price is indexed to variable posted prices. Prior to April 2002, the Company paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million).

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke agreed to supply and the Company agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply Contract, which expired in March 2004 was not renewed. The purchase price was indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     The Company's current long-term supply agreements in effect as of July 31, 2004 ("Supply Contracts") require the Company to purchase minimum quantities of LPG totaling up to approximately 22.1 million gallons per month although the Monthly 2004 Contracts require PMI to purchase lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 18.7 million gallons per month for the year ended July 31, 2004.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     COMPETITION. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see Recent Trends above). The Company competes with several major oil and gas and trucking companies and other foreign suppliers of LPG for the export of LPG into Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company. The Company is aware of several cross border pipelines which are currently operating within the Company's strategic zone for transportation of LPG and/or refined products.

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

     The Company believes that its ECCPL, Leased Pipeline, the US-Mexico Pipelines and the geographic location of the Brownsville Terminal Facility and the Matamoros Terminal Facility leave it well positioned to successfully compete for LPG supply contracts with PMI and, upon Deregulation, if ever, with local distributors in northeastern Mexico.

     Certain of the Company's United States LPG operations are subject to regulation by the Texas Railroad Commission and/or the United States Department of Transportation. The Company believes it is in compliance with all applicable regulations. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on the Company's operations and business prospects would not be significant.

FUEL SALES BUSINESS

     During June 2004, the Company began operations as a reseller of Fuel Products. The Company sells Fuel Products (the "Fuel Sales Business") through transactional, bulk and/or rack transactions. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.

     The Fuel Sales business on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company's access provides an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company's supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products.

     The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company's ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company's LPG purchase commitments, increases in the costs of LPG and/or the increases in the costs of Fuel Products, the amount of financing available for the Fuel Sales Business may be reduced.

     Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

THE SPIN-OFF

     On July 10, 2003, Penn Octane formed Rio Vista, a Delaware limited partnership, the General Partner, a Delaware limited liability company, RVOP, a Delaware limited partnership (0.1% owned by Rio Vista Operating GP LLC and 99.9% owned by Rio Vista) and Rio Vista Operating GP LLC, a Delaware limited liability company (wholly owned by Rio Vista) for the purpose of completing the Spin-Off. During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off (see below) and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission ("SEC").

     On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred its 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by the General Partner, and the General Partner will be responsible for the management of Rio Vista. Accordingly the Company will have control of Rio Vista by virtue of its ownership and related voting control of the General Partner and Rio Vista will be consolidated with the Company and the interests of the limited partners will be classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane will be determined based on the proportionate share of the costs associated with LPG business of Penn Octane and Rio Vista. The transfer of such assets and the distribution of the Rio Vista Common Units were conducted in accordance with the terms of the Distribution Agreement, the Omnibus Agreement, the Purchase Agreement for LPG, the Contribution, Conveyance and Assumption Agreement and the Conveyance Agreement, copies of which are attached as exhibits to this report. These agreements are described in Penn Octane's Current Report on Form 8-K filed by Penn Octane with the SEC on September 22, 2004, and incorporated herein by reference.

     As a result of the Spin-Off, Rio Vista will own and operate the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement.

     INTERCOMPANY PURCHASE AGREEMENT FOR LPG

     Penn Octane entered into a Purchase Agreement with RVOP pursuant to which RVOP agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to RVOP by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. This agreement further provides that RVOP will have no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributes to RVOP under the Contribution, Conveyance and Assumption Agreement. The Purchase Agreement terminates on the earlier to occur of:

     - Penn Octane ceases to have the right to access the Seadrift pipeline that connects to Rio Vista's Brownsville terminal facilities; and
     - RVOP ceases to sell LPG using any of the assets contributed by Penn Octane to RVOP pursuant to the Contribution, Conveyance and Assumption Agreement.

     The price Rio Vista will pay for LPG under this contract is indexed to the price quoted by the Oil Price Information Service for Mt. Belvieu non-tet propane and non-tet normal butane, plus other costs and amounts based on a formula that takes into consideration operating costs to both Penn Octane and to Rio Vista.

     OMNIBUS AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista and its subsidiaries that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     INDEMNIFICATION PROVISIONS. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista against certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista, and assets retained, by Penn Octane that relate to events or conditions occurring or existing before the completion of the distribution. Penn Octane will also indemnify Rio Vista for liabilities relating to:

     -    legal  actions  against  Penn  Octane;
     -    events  and  conditions  associated  with  any assets retained by Penn
          Octane;
     - certain defects in the title to the assets contributed to Rio Vista by Penn Octane that arise within three years after the completion of the distribution to the extent such defects materially and adversely affect Rio Vista's ownership and operation of such assets;
     - Rio Vista's failure to obtain certain and consents and permits necessary to conduct Rio Vista's business to the extent such liabilities arise within three years after the completion of the distribution; and
     - certain income tax liabilities attributable to the operation of the assets contributed to Rio Vista prior to the time that they were contributed.

     Rio Vista will indemnify Penn Octane for certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista that relate to events or conditions occurring or existing after the completion of the distribution and for federal income tax liabilities in excess of $2.5 million incurred by Penn Octane as a result of the distribution.

     SERVICES. Under the Omnibus Agreement, Penn Octane will provide Rio Vista with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Penn Octane in connection with its management and operation of the assets of Rio Vista during the one-year period prior to the completion of the distribution. These services will include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane will be reimbursed for the costs and expenses it incurs in rendering these services, including an overhead allocation to Rio Vista of Penn Octane's indirect general and administrative expenses from its corporate allocation pool. The General Partner will determine the general and administrative expenses that will be allocated to Rio Vista. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the overhead allocation pool.

     RELATED PARTY TRANSACTIONS. The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     AMENDMENT AND TERMINATION. The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

GENERAL PARTNER OPTIONS

     Penn Octane's 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital LLC ("Shore Capital"), designee of Richard Shore, Jr., President of Penn Octane, and Jerome
B. Richter, Chief Executive Officer of Penn Octane, of options to each acquire 25% of the General Partner (the "General Partner Options") causing Penn Octane's ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of Rio Vista.

     TRANSFERRED  ASSETS

     The following assets of Penn Octane were transferred to the operating subsidiary of Rio Vista on September 30, 2004:

     Brownsville Terminal Facilities
     US Mexico Pipelines, including various rights of way and land obtained in connection with operation of US Pipelines between Brownsville Terminal Facility and the US Border
     Inventory  located  in  storage  tanks and pipelines located in Brownsville
          (and extending to storage and pipelines located in assets held by the Mexican subsidiaries)
     Contracts and Leases (assumed and/or assigned):
          Lease Agreements:
               Port  of  Brownsville:
                    LPG  Terminal  Facility
                    Tank  Farm  Lease
     US State Department Permit
     Other  licenses  and  permits in connection with ownership and operation of the  US  pipelines  between  Brownsville  and  US  border
     Investment in Subsidiaries:
          Penn Octane de Mexico, S. de R.L. de C.V., consisting primarily of a permit to transport LPG from the Mexican Border to the Matamoros Terminal Facility
          Termatsal, S. de R.L. de C.V., consisting primarily of land, LPG terminal facilities, Mexican pipelines and rights of way, and equipment used in the transportation of LPG from the Mexican border to the Matamoros terminal facility and various LPG terminal equipment
          Penn Octane International LLC
     Option to acquire Tergas, S.A. de C.V.

Each stockholder of Penn Octane on September 30, 2004, received one Common Unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received an adjustment to reduce the exercise price of their existing Penn Octane warrant and new warrants to purchase Common Units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The adjustment to the exercise price of Penn Octane warrants was determined by multiplying the original exercise price of Penn Octane warrants by
0.369. The number of Rio Vista warrants given to the holder of Penn Octane warrants as of the date of the Spin-Off was determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of the Rio Vista warrants is the same as the existing Penn Octane warrants.

Under the terms of Rio Vista's partnership agreement, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the Common Units as annual cash distributions exceed certain milestones.

It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option will be the pro rata share (0.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Penn Octane will retain voting control of Rio Vista pursuant to a voting agreement. In addition, Shore Capital received warrants to acquire 763,737 shares of the common stock of Penn Octane at $1.14 per common share and 97,415 Common Units of Rio Vista at $8.47 per Common Unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

Rio Vista is liable as guarantor for Penn Octane's collateralized debt and will continue to pledge all of its assets as collateral. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The Spin-Off is a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. Penn Octane intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Internal Revenue Code as a distribution that (i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum tax and state franchise tax of approximately $238,000. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. If there is determined to be an income tax liability resulting from the Spin-Off, to the extent such liability is greater than $2.5 million, Rio Vista has agreed to indemnify Penn Octane for any tax liability resulting from the transaction which is in excess of that amount.

PENN OCTANE'S FUTURE OPERATIONS

Penn Octane will continue to sell LPG to PMI through its supply contract with Rio Vista, and it will shift certain costs of operations related to the Brownsville and Matamoros terminals and pipelines, and certain administrative costs to Rio Vista. In addition, it will continue to manage Rio Vista through the General Partner and to explore opportunities to acquire and grow other lines of business such as the Fuel Sales Business described above. Penn Octane will benefit from the Spin-Off indirectly based on the success of Rio Vista through Penn Octane's ownership of the General Partner. As a limited partnership, Rio Vista is expected to have the following benefits not available to Penn Octane.

     - Tax Efficiency. As a limited partnership, Rio Vista will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, Rio Vista will have an improved ability to raise capital for expansion.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, Rio Vista will have a competitive advantage over a company taxed as a corporation in making acquisitions of assets that generate "qualifying income," as this term is defined in Section 7704 of the Internal Revenue Code.

     - Recognition. As a limited partnership, Penn Octane anticipates that both Penn Octane and Rio Vista will receive increased analyst coverage and acceptance in the marketplace.

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

EMPLOYEES

     As of July 31, 2004, the Company had 34 employees, including three in finance, seven in sales, nine in administration and 15 in production. The Company retains subcontractors and two full time consultants in connection with its Mexico related operations.

     The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows for the fiscal years ended July 31,:

                                        2002         2003         2004
                                     -----------  -----------  -----------

               U.S.                  $11,568,228  $11,250,443  $10,527,530
               Mexico                  6,782,557    6,427,387    5,870,750
                                     -----------  -----------  -----------

                    Total            $18,350,785  $17,677,830  $16,398,280
                                     ===========  ===========  ===========

ITEM  2.     PROPERTIES.

     As of July 31, 2004, the Company owned, leased or had access to the following facilities:

                                                                            APPROXIMATE          LEASE, OWN
LOCATION                 TYPE OF FACILITY                                       SIZE            OR ACCESS(2)
--------                 ----------------                                       ----            ------------

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


Extending from Kleberg   Seadrift Pipeline                                           132 miles  Leased(3)
County, Texas to
Cameron County, Texas


Markham, Texas           Salt Dome Storage                            500,000 bbls of  storage  Access(3)

Markham, Texas to King   Seadrift Pipeline
Ranch Plant                                                                  155 mile pipeline  Access(3)


Extending from Nueces    ECCPL Pipeline                                               46 miles  Access(6)
County, Texas to King
Ranch Plant


Extending from           US-Mexico Pipelines, associated land                         23 miles  Owned
Brownsville, Texas to    and rights of way                                                      Access(8)
Matamoros, Mexico


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


Brownsville, Texas       Pipeline interconnection, Refined                     300,000 bbls of  Owned(5) (7)
                         Products storage tanks                                storage
                         Land                                                         12 acres  Leased(5)


Palm Desert, California  Penn Octane Corporation Headquarters                1,700 square feet  Leased(4)

_______________

     (1) The Company's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
     (2) The Company's assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
     (3)  The  Company's  lease  with  Seadrift  expires  December  31,  2013.
     (4) The Company's lease with respect to its headquarters offices expires October 31, 2005. The monthly lease payments approximate $1,950 a month.
     (5) The Company's lease with respect to the Tank Farm expires in November 30, 2006.
     (6) The Company's use of the ECCPL is pursuant to the Exxon Supply Contract, which expires on September 30, 2009.
     (7)  The  facilities  can  be  removed  upon  termination  of  the  lease.
     (8)  The  Company's  right  to  use  land  for  its  pipelines.


For information concerning the Company's operating lease commitments, see note L to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS.


     None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The fiscal 2003 Annual Meeting of Stockholders of the Company (the "Meeting") was held at The Hyatt Newporter Hotel Ocean Room, 1107 Jamboree Road, Newport Beach, California, 92660 on July 30, 2004. The record date for the Meeting was July 13, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's two proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

     Proposal  #1  Election  of  Directors

     Name of Director Elected   Votes For  Votes Withheld
     -------------------------  ---------  --------------
     Jerome B. Richter          8,208,209          87,218
     Richard "Beau" Shore, Jr.  8,217,709          77,628
     Stewart J. Paperin         8,236,437          58,900
     Harvey L. Benenson         8,222,673          72,664
     Emmett M. Murphy           8,236,537          58,800


     Proposal #2    Ratification of the appointment of Burton McCumber &
                    Cortez, L.L.P. as the independent auditors of the Company and its subsidiaries for the fiscal year ending July 31, 2004.

                                 For     Against  Abstain
                              ---------  -------  -------
                              8,057,687  237,500      150

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Penn Octane's common stock began trading in the over-the-counter ("OTC") market on the Nasdaq SmallCap Market under the symbol "POCC" in December 1995.

     The following table sets forth the reported high ask and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                              LOW              HIGH
                                             -----             -----

FISCAL YEAR ENDED JULY 31, 2003:
First Quarter . . . . . . . . . . . . . . .  $1.90             $3.14
Second Quarter. . . . . . . . . . . . . . .   2.02              3.30
Third Quarter . . . . . . . . . . . . . . .   2.26              3.05
Fourth Quarter. . . . . . . . . . . . . . .   2.51              3.75

FISCAL YEAR ENDED JULY 31, 2004:
First Quarter . . . . . . . . . . . . . . .  $2.53             $3.45
Second Quarter. . . . . . . . . . . . . . .   2.10              3.00
Third Quarter . . . . . . . . . . . . . . .   2.07              2.64
Fourth Quarter. . . . . . . . . . . . . . .   1.70              2.42

     On October 15, 2004, the closing bid price of the common stock as reported on the Nasdaq SmallCap Market was $1.01 per share. On October 15, 2004, Penn Octane had 15,285,245 shares of common stock outstanding and approximately 230 holders of record of the common stock.

     On September 30, 2004, Penn Octane made a distribution to all holders of Penn Octane's common stock on that date of 100% of its limited partnership interests of Rio Vista at a rate of 1 unit for each 8 shares of common stock held. Penn Octane has not paid any common stock dividends to stockholders and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the Penn Octane Board Plan, during August 2003 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $3.22 and $3.28 per share to outside directors. The warrants expire in August 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     During September 2003, the Company issued 21,818 shares of common stock of Penn Octane to Jorge Bracamontes, a former officer and director of the Company as severance compensation (see note D to the consolidated financial statements). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

     In connection with the Penn Octane Board Plan, during November 2003 the Board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise prices of $2.61 per share to an outside director. The warrants expire in November 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     On January 16, 2004, the Restructured Notes which were due on December 15, 2003 were renewed and extended (the "Restructuring"). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004.

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue new warrants to purchase Rio Vista Common Units in an amount equal to 2,500 warrants for each $100,000 of Restructured Notes and an additional 2,500 warrants in Rio Vista for each $100,000 of Restructured Notes outstanding at December 15, 2004 (the "Rio Vista Warrants"). The Rio Vista Warrants will expire three years from the date of the Spin-Off (see note R to the consolidated financial statements) and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield on the exercise price. In addition, the Company agreed to issue an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes.

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003 which did not agree to the Restructuring (the "Declining Noteholders") were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane.

     In addition, holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that the assets of Penn Octane to be transferred to Rio Vista will continue to be pledged as collateral for payment of the Restructured Notes and $280,000 Notes, Rio Vista guarantees Penn Octane's obligations under the Restructured Notes and $280,000 Notes and that Rio Vista is prohibited against making any distributions in the event that the Company is in default under the Restructured Notes and $280,000 Notes.

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

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075. The Company will record an additional discount related to the Rio Vista warrants issued to the holders of the Restructured Notes and $280,000 Notes when the Company is able to determine the fair value, if any.

     In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $1.93 and $1.94 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Mr. Shore, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

EQUITY COMPENSATION PLANS
-------------------------

     The following table provides information concerning Penn Octane's equity compensation plans as of July 31, 2004.

PLAN CATEGORY           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                          PLANS (EXCLUDING SECURITIES
                                                                            REFLECTED IN COLUMN (a))
                                  (a)                      (b)                        (c)
Equity compensation
plans approved by                      2,090,000  $                 4.90              1,500,000 (1)(2)
security holders

Equity compensation
plans not approved by                    492,500  $                 2.50                            -
security holders (3)                  __________                                          ____________

Total                                  2,582,500  $                 4.44                    1,500,000
                                      ==========                                          ============

(1)  Pursuant  to  Penn Octane's Board Plan, the outside directors are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane upon their initial election as a director and warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director.
(2)  Pursuant  to Penn Octane's 2001 Warrant Plan, Penn Octane may issue warrants to purchase up to
     1.5  million  shares  of  common  stock  of  Penn  Octane.
(3)  Penn  Octane  was  not  required  to  obtain  shareholder  approval  for  these  securities.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for each of the years in the five-year period ended July 31, 2004, have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per-share data.

                                                         Year Ended July 31,
                                           -------------------------------------------------
                                            2000       2001       2002      2003      2004
                                           -------  ----------  --------  --------  --------

Revenues                                   $98,515  $ 150,700   $142,156  $162,490  $177,664

Income (loss) from continuing operations     1,461   (  8,094)     4,123     1,958     1,798

Net income (loss)                            1,461   (  8,094)     4,123     1,958     1,798

Income (loss) from continuing operations       .11   (    .57)       .28       .13       .12

per common share

Net income (loss) per common share             .11   (    .57)       .28       .13       .12

Total assets                                31,537     40,070     30,155    27,838    31,577

Long-term obligations                        1,465      3,274        612        60     1,729

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2004) refer to the Company's fiscal year ended July 31.

OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During fiscal 2004, the Company derived 80% of its revenues from sales of LPG to PMI, its primary customer.

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

     During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $5.1 million for the year ended  July  31,  2004  which  represents  approximately 2.8% of total revenues.

     On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred its 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by the General Partner, and the General Partner will be responsible for the management of Rio Vista. Accordingly the Company will have control of Rio Vista by virtue of its ownership and related voting control of the General Partner and Rio Vista will be consolidated with the Company and the interests of the limited partners will be classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane will be determined based on the proportionate share of the costs associated with LPG business of Penn Octane and Rio Vista. The transfer of such assets and the distribution of the Rio Vista Common Units were conducted in accordance with the terms of the Distribution Agreement, the Omnibus Agreement, the Purchase Agreement for LPG, the Contribution, Conveyance and Assumption Agreement and the Conveyance Agreement, copies of which are attached as exhibits to this report. These agreements are described in Penn Octane's Current Report on Form 8-K filed by Penn Octane with the SEC on September 22, 2004, and incorporated herein by reference. Penn Octane Corporation and its consolidated subsidiaries which includes Rio Vista and its consolidated subsidiaries are hereinafter referred to as the "Company".

     Penn Octane will continue to sell LPG to PMI through its supply contract with Rio Vista, and it will shift certain costs of operations related to the Brownsville and Matamoros terminals and pipelines, and certain administrative costs to Rio Vista. In addition, it will continue to manage Rio Vista through the General Partner and to explore opportunities to acquire and grow other lines of business such as the Fuel Sales Business described below. Penn Octane will benefit from the Spin-Off indirectly based on the success of Rio Vista through Penn Octane's ownership of the General Partner. As a limited partnership, Rio Vista is expected to have the following benefits not available to Penn Octane.

     - Tax Efficiency. As a limited partnership, Rio Vista will be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, Rio Vista will have an improved ability to raise capital for expansion.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, Rio Vista will have a competitive advantage over a company taxed as a corporation in making acquisitions of assets that generate "qualifying income," as this term is defined in Section 7704 of the Internal Revenue Code.

     - Recognition. As a limited partnership, Penn Octane anticipates that both Penn Octane and Rio Vista will receive increased analyst coverage and acceptance in the marketplace.


LPG SALES

     The following table shows the Company's volume sold in gallons and average sales price for fiscal years ended July 31, 2002, 2003 and 2004.

                                        2002    2003    2004
                                       ------  ------  ------
Volume Sold

     LPG (millions of gallons) - PMI    243.5   211.1   197.9
     LPG (millions of gallons) - Other   76.1    56.4    49.6
                                       ------  ------  ------
                                        319.6   267.5   247.5

Average sales price

     LPG (per gallon) - PMI            $ 0.46  $ 0.63  $ 0.72
     LPG (per gallon) - Other            0.47    0.52    0.62

     RECENT TRENDS. Since April 2004, PMI has contracted with the Company for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years. See Liquidity and Capital Resources - Sales to PMI below. The Company believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. The Company still believes that its LPG supplies are competitive with the necessary US imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for US LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than in the Company's strategic zone.

     During June 2004, Valero L.P., a U.S. limited partnership ("Valero") began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero has contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. Valero has also indicated that it intends to increase capacity of its Nuevo Laredo terminal to 10.1 million gallons per month. The Company believes that if Valero intends to maximize capacity of these facilities, then it would be required to obtain additional LPG supplies from major LPG hubs located in Corpus Christi and Mont Belvieu, Texas. Accordingly, the Company believes that any additional supplies over amounts currently available to the Mexican market through Valero's system could be more expensive than the Company's currently available supplies and delivery systems.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to the Company's strategic zone. The Company is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by Transmontagne,
Inc.,  in  Brownsville,  Texas.   Transmontagne  is  a  U.S.  corporation.  The
pipeline crosses the US-Mexico border near the proximity of the Company's pipelines. In connection with the construction of the pipeline, PMI was required to obtain an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

RESULTS OF OPERATIONS


YEAR ENDED JULY 31, 2004 COMPARED WITH JULY 31, 2003

     Revenues. Revenues for the year ended July 31, 2004, were $177.7 million compared with $162.5 million for the year ended July 31, 2003, an increase of $15.2 million or 9.3%. Of this increase, $18.5 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended July 31, 2004, $5.5 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the year ended July 31, 2004 and $5.1 million was attributable to new revenues generated for the Company's Fuel Sales Business which commenced during the fiscal 2004, partially offset by $9.5 million attributable to decreased volumes of LPG sold to PMI during the year ended July 31, 2004 and $4.2 million attributable to decreased volumes of LPG sold to customers other than PMI during the year ended July 31, 2004.

     Cost of goods sold. Cost of goods sold for the year ended July 31, 2004 was $168.1 million compared with $152.4 million for the year ended July 31, 2003, an increase of $15.7 million or 10.3%. Of this increase, $16.8 million was attributable to increases in the cost of LPG sold to PMI during the year ended July 31, 2004, $6.3 million was attributable to increased costs of LPG sold to customers other than PMI during the year ended July 31, 2004 and $5.0 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations during fiscal 2004, partially offset by $4.4 million attributable to decreased volume of LPG sold to customers other than PMI during the year ended July 31, 2004 and $8.3 million attributable to decreased volume of LPG sold to PMI during the year ended July 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $5.8 million for the year ended July 31, 2004, compared with $6.4 million for the year ended July 31, 2003, a decrease of
$576,412 or 9.0%. The decrease during the year ended July 31, 2004, was principally due to reduced litigation fees, consulting fees and compensation related costs partially offset by increased accounting fees.

     Loss on sale of CNG assets and asset impairment charge. During fiscal 2004, the Company recorded a loss on the sale of CNG assets of $500,000 and the Company recorded an asset impairment charge of $324,041.

     Other income (expense). Other income (expense) was $(1.2) million for the year ended July 31, 2004, compared with $(1.8) million for the year ended July 31, 2003. The decrease in other expense was due primarily to reduced interest costs resulting from reduced debt, decreased amortization of iscounts on outstanding debt incurred, reduction in the settlement of litigation costs and $210,000 of other income related to the cancellation of a contract during the year ended July 31, 2004.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $4.7 million at July 31, 2004), the Company did not incur U.S. income tax expense during the year ended July 31, 2004. However, the Company did incur alternative minimum income tax expense of $53,084 during the year ended July 31, 2004. The Company also recorded $56,076 of Mexican income tax benefits related to its Mexican subsidiaries. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid ($114,103 at July, 31, 2004).

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

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company has had an accumulated deficit since its inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility. The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. Since April 1, 2004 the Company has been operating on month-to-month contracts with PMI (see below). The Company's sources of liquidity and capital resources historically have been provided by sales of LPG, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     Penn Octane has recently completed the transfer of a major portion of its assets to Rio Vista and the Spin-Off of Rio Vista to its stockholders. As a result of the Spin-Off, the Company's stockholders' equity has been materially reduced by the amount of the Spin-Off and a portion of Penn Octane's current cash flow from operations will be shifted to Rio Vista as of the date of the
Spin-Off. Therefore, Penn Octane's remaining cash flow may not be sufficient to allow Penn Octane to pay its liabilities and obligations when due. Rio Vista will be liable as guarantor on Penn Octane's collateralized debt discussed in the preceding paragraph and will continue to pledge all of its assets as collateral. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum tax and state franchise tax of approximately $238,000. However, the Internal Revenue Service
(IRS) may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Spin-Off below).

     The volume of LPG sold to PMI has been materially reduced over historical levels resulting in a reduction of the Company's cash flow (see discussion below). In addition, Rio Vista intends to make distributions on a quarterly basis to its unitholders beginning in February 2005. Initially, those distributions are expected to be approximately $500,000 per quarter. Also, during the years ended July 31, 2003 and 2004, professional fees and related costs associated with the Spin-Off totaled approximately $802,000 and $931,000, respectively. The Company expects to eliminate these costs in future periods. However, as a result of the Spin-Off, the Company estimates that consolidated operating expenses will increase by approximately $450,000 on an annual basis as a result of additional public company and income tax preparation costs related to Rio Vista.

     As a result of the reduced cash flow and the intention of Rio Vista to make distributions, there may not be sufficient cash flow to make such distributions and to pay Penn Octane's obligations when due. In the event Penn Octane is unable to pay its liabilities and obligations when due, Rio Vista's payment obligations may be triggered under its guarantees to Penn Octane and Penn Octane's creditors and Rio Vista may be required to pay such liabilities and obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it intends to lend such amounts to Rio Vista. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     In the event Penn Octane is required to raise additional funds, management does not believe that it would be able to obtain such financing from traditional commercial lenders. Rather, Penn Octane would likely have to conduct sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements.

     If additional amounts cannot be raised and Penn Octane is unable to restructure its obligations, material adverse consequences to its business, financial condition, results of operations would likely occur. Further, if Penn Octane is determined to have a federal income tax liability as a result of the Spin-Off and if Penn Octane is unable to pay such liabilities, the Internal Revenue Service may assert that the Penn Octane stockholders who receive common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

     The following summary table reflects comparative cash flows for fiscal years ended July 31, 2002, 2003 and 2004. All information is in thousands.

                                                           2002              2003             2004
                                                     ----------------  ----------------  ---------------
Net cash provided by operating activities . . . . .  $         2,436   $         4,601   $          850

Net cash (used in) provided by investing activities             (783)              (32)             191

Net cash used in financing activities . . . . . . .           (1,872)         (  4,628)            (728)
                                                     ----------------  ----------------  ---------------

Net (decrease) increase in cash . . . . . . . . . .  $          (219)  $           (59)  $          313
                                                     ----------------  ----------------  ---------------

     Sales to PMI. On March 31, 2004, the Company's sales agreement with PMI ("the Contract") expired. During the months of April 2004 through October 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). Under the terms of the Monthly 2004 Contracts for April, May and June, the minimum amount of LPG to be purchased per month by PMI was 13.0 million gallons. Under the terms of the Monthly 2004
Contracts for July, August and September, the minimum amount of LPG to be purchased per month by PMI was 11.7 million gallons. Under the terms of the Monthly 2004 Contracts for October and November, the minimum amount of LPG to be purchased per month by PMI is 11.1 million gallons. During the months of April 2004, May 2004, June 2004, July 2004, August 2004, September 2004 and October
2004, the actual amount of LPG purchased by PMI was approximately 13.1 million gallons, 13.4 million gallons, 13.8 million gallons, 12.3 million gallons, 12.4 million gallons, 11.8 million gallons and 10.9 million gallons, respectively. The expiration of the Contract has caused a reduction in the Company's gross revenue due to the reduction in LPG volumes sold to PMI from approximately 17 million gallons per month under the Contract to approximately 13 million gallons per month under the Monthly 2004 Contracts. The change in volume from 17 million gallons to an average of approximately 13 million gallons for the months of April 2004 through September 2004 had the impact of reducing gross profit by approximately $340,000 per month on average. The Company was able to offset a portion of the reduction in gross profit by reducing its monthly variable costs by approximately $100,000. In addition, the Company has also been able to offset further the reduction in gross profit by negotiating more favorable terms under its LPG supply contracts, resulting in savings of approximately $115,000 per month and will receive additional savings of approximately $40,000 per month beginning in October 2004. As a result of the Company's cost reduction efforts, the net effect of the reduction in volumes from 17 million gallons per month to 13 million gallons per month is a monthly decrease in gross profit of approximately $125,000. To further reduce costs, the Company terminated El Paso and Duke supply agreements totaling approximately 4.4 million gallons per month, which terminations allowed the Company to reduce losses from the disposal of excess inventory.

     The Company continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the Monthly 2004 Contracts. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements similar to the Monthly 2004 Contracts.

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through October 2004 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. In the event the volume of LPG purchased by PMI under the month-to-month agreements declines below the current level of approximately 13 million gallons, assuming margins remain unchanged, the Company would suffer material adverse consequences to its business, financial condition and results of operations to the extent that the Company is unable to obtain additional favorable price and/or volume concessions from LPG suppliers. The Company is attempting to obtain additional price and/or volume concessions from its LPG suppliers to lower costs. If the Company is unsuccessful in lowering its costs to offset a decline in volumes below 13 million gallons per month and/or the Company is forced to accept similar or lower prices for sales to PMI, the results of operations of the Company may be adversely affected. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $142 million for the year ended July 31, 2004, representing approximately 80% of total revenue for the period.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment"). For the year ending July 31, 2003, under the Exxon Supply Contract, Exxon has supplied an average of approximately 12.3 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0 million gallons per year of Additional Propane Supply through the ECCPL until December 2005. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fees will be based on the actual utilization of the ECCPL.

     In September 1999, the Company and El Paso NGL Marketing Company, L.P. ("El Paso") entered into a three year supply agreement (the "El Paso Supply Agreement") whereby El Paso agreed to supply and the Company agreed to take, a monthly average of 2.5 million gallons of propane (the "El Paso Supply") beginning in October 1999 and expiring on September 30, 2002. The El Paso Supply Agreement was not renewed upon expiration. The purchase price was indexed to variable posted prices.

     In March 2000, the Company and Koch Hydrocarbon Company ("Koch") entered into a three year supply agreement (the "Koch Supply Contract") whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8.2 million gallons (the "Koch Supply") of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, the Company and Koch entered into a new three year supply agreement. The terms of the new agreement are similar to the agreement previously in effect between the parties.

     For the year ending July 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 6.4 million gallons of propane per month. The purchase price is indexed to variable posted prices. Prior to April 2002, the Company paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1.0 million).

     During March 2000, the Company and Duke Energy NGL Services, Inc. ("Duke") entered into a three year supply agreement (the "Duke Supply Contract") whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1.9 million gallons (the "Duke Supply") of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply contract, which expired in March 2004 was not renewed. The purchase price was indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     The Company's current long-term supply agreements in effect as of July 31, 2004 ("Supply Contracts") require the Company to purchase minimum quantities of LPG totaling up to approximately 22.1 million gallons per month although the Monthly 2004 Contracts require PMI to purchase lesser quantities. The actual amounts supplied under Supply Contracts averaged approximately 18.7 million gallons per month for the year ended July 31, 2004.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     Credit Arrangements. Pursuant to an amendment (see below), as of July 31, 2004 the Company had a $15.0 million credit facility with RZB Finance LLC ("RZB") for demand loans and standby letters of credit (the "RZB Credit
Facility") to finance the Company's purchases of LPG and Fuel Products in connection with the Fuel Sales Business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.25% at July 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to RVOP, RZB continues to retain a security interest in the transferred assets.

     Effective April 30, 2004, the RZB Credit Facility was informally amended to provide for a credit limit of $15.0 million through March 31, 2005, although the facility may be terminated any time. In addition, RZB also approved the Company's use of the RZB Credit Facility to purchase Fuel Products in addition to LPG, including a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. Based on current minimum purchase commitments under the Company's LPG supply agreements and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited to current volumes and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products prices. In connection with the amendment, the Company is required to pay RZB annual fees of $50,000 in addition to the fees described above.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at July 31, 2004 totaled approximately $12.7 million of which approximately $9.4 million represents July 2004 purchases and approximately $3.3 million represents August 2004 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of $5.9 million at July 31, 2004). At July 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, Penn Octane or Rio Vista are required to maintain net worth of a minimum of $9.0 million.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At July 31, 2004, such taxes of approximately $90,000 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at July 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $452,164, $732,718 and $832,787 for the years ended July 31, 2002, 2003 and 2004.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of July 31, 2004. Where applicable, LPG prices are based on the July 2004 monthly average as published by Oil Price Information Services.

                                                                     PAYMENTS DUE BY PERIOD
                                                                     (AMOUNTS IN MILLIONS)

                                         -------------------------------------------------------------------------------
                                                          Less than          1 - 3            4 - 5           After
        Contractual Obligations              Total          1 Year           Years            Years          5 Years
---------------------------------------  -------------  --------------  ----------------  --------------  --------------

Long-Term Debt Obligations               $         1.7  $            -  $            1.7  $            -  $            -

Operating Leases                                  12.3             1.4               2.7             2.6             5.6

LPG Purchase Obligations                         727.9           173.6             303.8           231.5            19.0

Other Long-Term Obligations                         .1               -                .1               -               -
                                         -------------  --------------  ----------------  --------------  --------------

     Total Contractual Cash Obligations  $       742.0  $        175.0  $          308.3  $        234.1  $         24.6
                                         =============  ==============  ================  ==============  ==============


                                              AMOUNT OF COMMITMENT EXPIRATION
                                                       PER PERIOD
                                                  (AMOUNTS IN MILLIONS)

                                ------------------------------------------------------------
                                Total Amounts   Less than    1 - 3      4 - 5       Over
    Commercial Commitments        Committed       1 Year     Years      Years      5 Years
------------------------------  --------------  ----------  --------  ---------  -----------

Lines of Credit                 $          2.7  $      2.7  $      -  $       -  $         -

Standby Letters of Credit                 13.4        13.4         -          -            -

Guarantees                                 N/A         N/A       N/A        N/A          N/A

Standby Repurchase Obligations             N/A         N/A       N/A        N/A          N/A

Other Commercial Commitments               N/A         N/A       N/A        N/A          N/A
                                --------------  ----------  --------  ---------  -----------
  Total Commercial Commitments  $         16.1  $     16.1  $      -  $       -  $         -
                                ==============  ==========  ========  =========  ===========


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

     Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2002, 2003 and 2004. Since inception through the acquisition date, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements. Therefore there are no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Mr. Soriano and the remaining balance owned by Mr. Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company's consolidated financial statements.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company's consolidated Mexican affiliate, Tergas, S.A. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     The  Company  had  previously  completed  construction of an additional LPG terminal facility in Saltillo, Mexico (the "Saltillo Terminal"). The Company was unable to receive all the necessary approvals to operate the facility at
that  location.   The  terminal  was  subsequently  dismantled.

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

     As  a  result  of  the  reduced  volumes  of  LPG being sold to PMI and the short-term nature of the agreements (see Sales to PMI above), the Company has determined that construction of a new Saltillo Terminal is currently not feasible. Accordingly, as of July 31, 2004, the Company has written off $227,829 relating to the capitalized engineering costs and other costs associated with the design of the Saltillo Terminal and expensed $32,171 of costs related to pipes, pumps and valves which were used as replacement parts in
the  Matamoros  Terminal  Facility.   The  Company  anticipates  utilizing  the
remaining  Saltillo  Terminal  assets  in  its  existing  operations.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, a consolidated affiliate, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

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

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulatory Law for LPG was changed to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

     During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

     In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas' permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company's intention to sell LPG directly to distributors in Mexico as well as to PMI.

     The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

     Private Placements and Other Transactions. In connection with the Penn Octane Board Plan, during August 2003 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $3.22 and $3.28 per share to outside directors. The warrants expire in August 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     During September 2003, warrants to purchase 32,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of Penn Octane to Mr. Bracamontes as severance compensation (see above). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

     In connection with the Penn Octane Board Plan, during November 2003 the Board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise prices of $2.61 per share to an outside director. The warrants expire in November 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     During October 2003, cashless warrants to purchase 103,685 shares of common stock of Penn Octane were exercised. The exercise price of the warrants was $2.50 per share and the market price of Penn Octane's common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of Penn Octane. The Company had previously expensed the cost associated with the warrants when the warrants were originally granted.

     During November 2003, warrants to purchase 16,625 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $41,563.

     During January 2004, the Company agreed to accept 77,765 shares of common stock of Penn Octane as full satisfaction of indebtedness owed to the Company by a related party. As a result, the Company recorded previously reserved interest income of $32,334.

     On January 16, 2004, the Restructured Notes which were due on December 15, 2003 were renewed and extended (the "Restructuring"). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004.

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue new warrants to purchase Rio Vista Common Units in an amount equal to 2,500 warrants for each $100,000 of Restructured Notes and an additional 2,500 warrants in Rio Vista for each $100,000 of Restructured Notes outstanding at December 15, 2004 (the "Rio Vista Warrants"). The Rio Vista Warrants will expire three years from the date of the Spin-Off (see note M to the consolidated financial statements) and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield on the exercise price. In addition, the Company agreed to issue an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes.

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003 which did not agree to the Restructuring (the "Declining Noteholders") were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane.

     In addition, holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that the assets of Penn Octane to be transferred to Rio Vista will continue to be pledged as collateral for payment of the Restructured Notes and $280,000 Notes, Rio Vista guarantees Penn Octane's obligations under the Restructured Notes and $280,000 Notes and that Rio Vista is prohibited against making any distributions in the event that the Company is in default under the Restructured Notes and $280,000 Notes.

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

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075. The Company will record an additional discount related to the Rio Vista warrants issued to the holders of the Restructured Notes and $280,000 Notes when the Company is able to determine the fair value, if any.

     In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $1.93 and $1.94 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Mr. Shore, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     Settlement of Litigation. On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. ("Tanner"); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc. ("CPSC") in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note H to the consolidated financial statements).

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

     Fuel Sales Business. During June 2004, the Company began the Fuel Sales Business. The Company sells Fuel Products through transactional, bulk and/or rack transactions. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.

     The Fuel Sales Business on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company's access provides an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company's supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products.

     The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company's ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company's LPG purchase commitments, increases in the costs of LPG and/or the increases in the costs of Fuel Products, the amount of financing available for the Fuel Sales Business may be reduced.

     Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

     The Spin-Off. On July 10, 2003, Penn Octane formed Rio Vista, a Delaware limited partnership, the General Partner, a Delaware limited liability company, RVOP, a Delaware limited partnership (0.1% owned by Rio Vista Operating GP LLC and 99.9% owned by Rio Vista) and Rio Vista Operating GP LLC, a Delaware limited liability company (wholly owned by Rio Vista) for the purpose of completing the Spin-Off. During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off (see below) and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission ("SEC"). On September 30, 2004 the Common Units of Rio Vista were distributed to Penn Octane's stockholders.

     As a result of the Spin-Off, Rio Vista will own and operate the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement.

INTERCOMPANY  PURCHASE  AGREEMENT  FOR  LPG

     Penn Octane entered into a Purchase Agreement with RVOP pursuant to which RVOP agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to RVOP by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. This agreement further provides that RVOP will have no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributes to RVOP under the Contribution, Conveyance and Assumption Agreement. The Purchase Agreement terminates on the earlier to occur of:

          - Penn Octane ceases to have the right to access the Seadrift pipeline that connects to Rio Vista's Brownsville terminal facilities; and
          - RVOP ceases to sell LPG using any of the assets contributed by Penn Octane to RVOP pursuant to the Contribution, Conveyance and Assumption Agreement.

     The price Rio Vista will pay for LPG under this contract is indexed to the price quoted by the Oil Price Information Service for Mt. Belvieu non-tet propane and non-tet normal butane, plus other costs and amounts based on a formula that takes into consideration operating costs to both Penn Octane and to Rio Vista.

OMNIBUS  AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista and its subsidiaries that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     INDEMNIFICATION PROVISIONS. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista against certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista, and assets retained, by Penn Octane that relate to events or conditions occurring or existing before the completion of the distribution. Penn Octane will also indemnify Rio Vista for liabilities relating to:

          -    legal  actions  against  Penn  Octane;
          - events and conditions associated with any assets retained by Penn Octane;
          - certain defects in the title to the assets contributed to Rio Vista by Penn Octane that arise within three years after the completion of the distribution to the extent such defects materially and adversely affect Rio Vista's ownership and operation of such assets;
          - Rio Vista's failure to obtain certain and consents and permits necessary to conduct Rio Vista's business to the extent such liabilities arise within three years after the completion of the distribution; and
          - certain income tax liabilities attributable to the operation of the assets contributed to Rio Vista prior to the time that they were contributed.

     Rio Vista will indemnify Penn Octane for certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista that relate to events or conditions occurring or existing after the completion of the distribution and for federal income tax liabilities in excess of $2.5 million incurred by Penn Octane as a result of the distribution.

     SERVICES. Under the Omnibus Agreement, Penn Octane will provide Rio Vista with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Penn Octane in connection with its management and operation of the assets of Rio Vista during the one-year period prior to the completion of the distribution. These services will include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane will be reimbursed for the costs and expenses it incurs in rendering these services, including an overhead allocation to Rio Vista of Penn Octane's indirect general and administrative expenses from its corporate allocation pool. The General Partner will determine the general and administrative expenses that will be allocated to Rio Vista. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the overhead allocation pool.

     RELATED PARTY TRANSACTIONS. The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     AMENDMENT AND TERMINATION. The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

GENERAL PARTNER OPTIONS

     Penn Octane's 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital and Mr. Richter of options to each acquire 25% of the General Partner (the "General Partner Options") causing Penn Octane's ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of Rio Vista. Penn Octane and Rio Vista are parties to the Distribution Agreement, the Omnibus Agreement, the Purchase Agreement for LPG, the Contribution, Conveyance and Assumption Agreement and the Conveyance Agreement, copies of which are attached as exhibits to this report. These agreements are described in Penn Octane's Current Report on Form 8-K filed by Penn Octane with the SEC on September 22, 2004, and incorporated herein by reference.

     TRANSFERRED ASSETS

     The following assets of Penn Octane were transferred to the operating subsidiary of Rio Vista on September 30, 2004:

     Brownsville Terminal Facilities
     US Mexico Pipelines, including various rights of way and land obtained in connection with operation of US Pipelines between Brownsville Terminal Facility and the US Border
     Inventory  located  in  storage  tanks and pipelines located in Brownsville
          (and extending to storage and pipelines located in assets held by the Mexican subsidiaries)
     Contracts and Leases (assumed and/or assigned):
          Lease Agreements:
               Port  of  Brownsville:
                    LPG  Terminal  Facility
                    Tank  Farm  Lease
     US State Department Permit
     Other  licenses  and  permits in connection with ownership and operation of the  US  pipelines  between  Brownsville  and  US  border
     Investment in Subsidiaries:
          Penn Octane de Mexico, S. de R.L. de C.V., consisting primarily of a permit to transport LPG from the Mexican Border to the Matamoros Terminal Facility
          Termatsal, S. de R.L. de C.V., consisting primarily of land, LPG terminal facilities, Mexican pipelines and rights of way, and equipment used in the transportation of LPG from the Mexican border to the Matamoros terminal facility and various LPG terminal equipment
          Penn Octane International LLC
     Option to acquire Tergas, S.A. de C.V.

Each stockholder of Penn Octane on September 30, 2004, received one Common Unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received an adjustment to reduce the exercise price of their existing Penn Octane warrant and new warrants to purchase Common Units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The adjustment to the exercise price of Penn Octane warrants was determined by multiplying the original exercise price of Penn Octane warrants by
0.369. The number of Rio Vista warrants given to the holder of Penn Octane warrants as of the date of the Spin-Off was determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of the Rio Vista warrants is the same as the existing Penn Octane warrants.

Under the terms of Rio Vista's partnership, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the Common Units as annual cash distributions exceed certain milestones.

It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option will be the pro rata share (.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Penn Octane will retain voting control of Rio Vista pursuant to a voting agreement. In addition, Shore Capital received warrants to acquire 763,737 shares of the common stock of Penn Octane at $1.14 per common share and 97,415 Common Units of Rio Vista at $8.47 per Common Unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

Rio Vista is liable as guarantor for Penn Octane's collateralized debt and will continue to pledge all of its assets as collateral. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

The Spin-Off is a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. Penn Octane intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Internal Revenue Code as a distribution that (i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum taxes and state franchise tax of approximately $238,000. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. If there is determined to be an income tax liability resulting from the Spin-Off, to the extent such liability is greater than $2.5 million, Rio Vista has agreed to indemnify Penn Octane for any tax liability resulting from the transaction which is in excess of that amount.

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility and therefore, the Company maybe unable to obtain additional financing collateralized by those assets. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts with PMI (see note P to the consolidated financial statements). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. As discussed in note P to the consolidated financial statements, the Company has LPG supply contracts which require it to purchase volumes of LPG materially in excess of monthly volumes under the Monthly 2004 Contracts (the "Mismatched LPG"). The volume of the Mismatched LPG was materially lower prior to April 1, 2004 than subsequent to April 1, 2004, and the Company was able to dispose of the Mismatched LPG prior to April 1, 2004 at acceptable margins. The Company may incur additional reductions of gross profits on sales of LPG in disposing of the Mismatched LPG if (i) the volume of LPG sold under the Monthly 2004 Contracts declines below the current levels of approximately 13.0 million gallons per month and/or the margins are materially reduced and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company will also incur the additional public company and income tax preparation costs for Rio Vista. As a result, the Company may not have sufficient cash flow to make distributions to Rio Vista's unitholders and to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     In   view  of   the   matters   described   in  the  preceding  paragraphs,
recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the continued sale of LPG to PMI at acceptable monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit
Facility to finance such sales. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins. In addition, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG, (iii) increase the amount of financing for its products and operations, and (iv) raise additional debt and/or equity capital.

     At July 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.7 million. If the net operating loss carryforwards are utilized in the future, the Company will begin to pay federal income tax at the corporate income tax rate.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Entities" ("FIN 46"), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities ("VIE") that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of the Company.


CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to those consolidated financial statements, "Summary of Significant Accounting Policies". The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

     Revenues recognition - The Company expects in the future to enter into sales agreements to sell LPG and Fuel Products for future delivery. The Company will not record sales until the LPG and Fuel Products are delivered to the customer.

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

     To the extent the Company maintains quantities of Fuel Products inventory in excess of commitments for quantities of undelivered Fuel Products, the Company is exposed to market risk related to the volatility of Fuel Product prices. In the event that inventory balances exceed commitments for undelivered Fuel Products, during periods of falling Fuel Products prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Board of Directors
Penn Octane Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2003 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2004 in conformity with United States generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the three years in the period ended July 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note S to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including 1) as a result of the termination of the Company's sales agreement with its primary customer, sales volume to that customer has been materially reduced to the extent that the Company may have insufficient cash flow to pay its obligations when due, 2) substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt and therefore, the Company may be unable to obtain additional financing collateralized by those assets and (3) the Company's existing credit facility may be insufficient to finance its LPG and Fuel Sales Business. Management's plans in regard to these matters are also described in note S. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



                                /s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
October 5, 2004

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                               JULY 31

                                               ASSETS


                                                                               2003         2004
                                                                            -----------  -----------
Current Assets
    Cash                                                                    $    71,064  $   384,074
    Restricted cash                                                           3,404,782    6,314,071
    Trade accounts receivable (less allowance for doubtful accounts of        4,143,458    6,207,067
    $5,783 and $0 at 2003 and 2004)
    Inventories                                                                 878,082    1,632,992
    Assets held for sale                                                        720,000            -
    Prepaid expenses and other current assets                                   476,109      210,520
                                                                            -----------  -----------
        Total current assets                                                  9,693,495   14,748,724
Property, plant and equipment - net                                          17,677,830   16,398,280
Lease rights (net of accumulated amortization of $707,535 and $753,330 at       446,504      400,709
2003 and 2004)
Other non-current assets                                                         19,913       29,639
                                                                            -----------  -----------
            Total assets                                                    $27,837,742  $31,577,352
                                                                            ===========  ===========

                  The accompanying notes are an integral part of these statements.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                       JULY 31

                                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   2003                 2004
                                                                              ---------------  ----------------------
Current Liabilities

    Current maturities of long-term debt                                      $      746,933   $             162,694

    Short-term debt                                                                1,744,128                       -

    Revolving line of credit                                                               -               2,688,553

    LPG trade accounts payable                                                     7,152,098               7,432,728

    Other accounts payable                                                         2,470,880               1,784,643

    Foreign taxes payable                                                             60,000                   5,194

    Accrued liabilities                                                            1,083,966               1,123,979
                                                                              ---------------  ----------------------

        Total current liabilities                                                 13,258,005              13,197,791

Long-term debt, less current maturities                                               60,000               1,729,202

Commitments and contingencies                                                              -                       -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at 2003 and 2004                                      -                       -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at 2003
    and 2004                                                                               -                       -

    Common stock - $.01 par value, 25,000,000 shares authorized;                     152,747                 152,852
    15,274,749 and 15,285,245 shares issued and outstanding at 2003 and
    2004

    Additional paid-in capital                                                    28,298,301              28,460,972
    Notes receivable from an officer of the Company and another party for      (   2,897,520)  (          2,728,000)
    exercise of warrants, net of reserves of $516,653 and $468,693 at 2003 and 2004

    Accumulated deficit                                                        (  11,033,791)  (          9,235,465)
                                                                              ---------------  ----------------------

    Total stockholders' equity                                                    14,519,737              16,650,359
                                                                              ---------------  ----------------------

        Total liabilities and stockholders' equity                            $   27,837,742   $          31,577,352
                                                                              ===============  ======================

                            The accompanying notes are an integral part of these statements.

                                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED JULY 31


                                                                  2002                 2003                   2004
                                                            ----------------  ----------------------  ---------------------
Revenues                                                    $   142,156,099   $         162,489,565   $        177,663,524

Cost of goods sold                                              131,129,110             152,375,349            168,059,905
                                                            ----------------  ----------------------  ---------------------

    Gross profit                                                 11,026,989              10,114,216              9,603,619

Selling, general and administrative expenses

    Legal and professional fees                                   1,568,002               2,597,065              1,917,562

    Salaries and payroll related expenses                         1,646,308               2,466,576              2,439,333

    Other                                                         1,132,546               1,325,276              1,455,610
                                                            ----------------  ----------------------  ---------------------

                                                                  4,346,856               6,388,917              5,812,505

    Loss on sale of CNG assets                                            -                       -   (            500,000)

    Asset impairment charge                                               -                       -   (            324,041)
                                                            ----------------  ----------------------  ---------------------

    Operating income                                              6,680,133               3,725,299              2,967,073

Other income (expense)

    Interest  and LPG and Fuel Products financing expense   (     2,538,395)  (           1,757,664)  (          1,445,188)

    Interest income                                                  27,550                  95,327                 63,449

    Settlement of litigation                                              -   (             145,153)                     -

    Other income                                                          -                       -                210,000
                                                            ----------------  ----------------------  ---------------------

        Income before taxes                                       4,169,288               1,917,809              1,795,334

Provision (benefit) for income taxes                                 46,693   (             40,000)   (              2,992)
                                                            ----------------  ----------------------  ---------------------

        Net income                                          $     4,122,595   $           1,957,809   $          1,798,326
                                                            ================  ======================  =====================


Net income per common share                                 $          0.28   $                0.13   $               0.12
                                                            ================  ======================  =====================

Net income per common share assuming dilution               $          0.27   $                0.13   $               0.12
                                                            ================  ======================  =====================

Weighted average common shares outstanding                       14,766,115              15,035,220             15,305,500
                                                            ================  ======================  =====================

                                   The accompanying notes are an integral part of these statements.

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              FOR THE YEARS ENDED JULY 31


                                                                    2002                    2003                      2004
                                                          ----------------------  -------------------------  ----------------------
                                                            Shares       Amount     Shares          Amount     Shares      Amount
                                                          -----------  ---------  -----------  ------------  -----------  ---------
PREFERRED STOCK

    Beginning balance                                              -   $      -            -   $         -            -   $      -
                                                          ===========  =========  ===========  ============  ===========  =========

    Ending balance                                                 -   $      -            -   $         -            -   $      -
                                                          ===========  =========  ===========  ============  ===========  =========

SENIOR PREFERRED STOCK

    Beginning balance                                              -   $      -            -   $         -            -   $      -
                                                          ===========  =========  ===========  ============  ===========  =========

    Ending balance                                                 -   $      -            -   $         -            -   $      -
                                                          ===========  =========  ===========  ============  ===========  =========

COMMON STOCK

    Beginning balance                                     14,427,011   $144,270   14,870,977   $   148,709   15,274,749   $152,747

    Issuance of common stock upon exercise of warrants
    in exchange for debt obligations owed to the holder
    of the warrants - August 2001                             37,500        375            -             -            -          -

    Issuance of common stock upon exercise of warrants
    in exchange for debt obligations owed to the holder
    of the warrants - September 2001                         275,933      2,759            -             -            -          -

    Issuance of common stock in connection with bonus
    - September 2001                                           1,000         10            -             -            -          -

    Issuance of common stock for services - September
    2001                                                      37,500        375            -             -            -          -

    Receipt of stock for payment of indebtedness -
    October 2001                                          (   36,717)  (    367)           -             -            -          -

    Issuance of common stock upon exercise of warrants
    - November 2001                                           78,750        787            -             -            -          -

    Issuance of common stock upon exercise of warrants
    - June 2002                                               25,000        250            -             -            -          -

    Issuance of common stock upon exercise of warrants
    - July 2002                                               25,000        250            -             -            -          -

    Receipt of stock for payment of indebtedness -
    December 2002                                                  -          -   (    7,620)  (        76)           -          -

    Issuance of common stock upon exercise of warrants
    in exchange for debt obligations owed to the holder
    of the warrants - March 2003                                   -          -      250,000         2,500            -          -

    Issuance of common stock in exchange for debt
    obligations - March 2003                                       -          -      161,392         1,614            -          -

    Issuance of common stock as part of  severance
    package - August 2003                                          -          -            -             -       21,818        218

    Issuance of common stock upon exercise of warrants -
    September 2003                                                 -          -            -             -        6,250         63

    Issuance of common stock upon exercise of warrants -
    October 2003                                                   -          -            -             -       26,000        260

    Issuance of common stock upon exercise of cashless
    warrants - October 2003                                        -          -            -             -       17,568        176

    Issuance of common stock upon exercise of warrants
    - November 2003                                                -          -            -             -       16,625        166

    Receipt of stock in payment of note receivable -
    January 2004                                                   -          -            -             -   (   77,765)  (    778)
                                                          -----------  ---------  -----------  ------------  -----------  ---------


    Ending balance                                        14,870,977   $148,709   15,274,749   $   152,747   15,285,245   $152,852
                                                          ===========  =========  ===========  ============  ===========  =========


          The accompanying notes are an integral part of these statements.

                                      PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                             FOR THE YEARS ENDED JULY 31


                                                                 2002               2003                2004
                                                           -----------------  -----------------  -------------------
                                                                Amount             Amount              Amount
                                                           -----------------  -----------------  -------------------
ADDITIONAL PAID-IN CAPITAL

    Beginning balance                                      $     25,833,822   $     26,919,674   $       28,298,301

    Sale of common stock                                                  -            401,866                    -

    Loan discount related to detachable warrants                    207,283            384,665              167,170

    Grant of stock for bonus                                          2,790                  -                    -

    Grant of stock for services                                     149,625                  -                    -

    Receipt of stock for payment of indebtedness             (      146,502)   (        30,404)                   -

    Exercise of warrants                                            872,967            622,500              121,699

    Cost of registering securities                           (          311)                 -                    -

    Grant of stock for severance                                          -                  -               75,054

    Exercise of cashless warrants                                         -                  -     (            176)

    Receipt of stock in payment of note receivable                        -                  -     (        201,076)
                                                           -----------------  -----------------  -------------------

    Ending balance                                         $     26,919,674   $     28,298,301   $       28,460,972
                                                           =================  =================  ===================

STOCKHOLDERS' NOTES

    Beginning balance                                      $ (    3,986,048)  $ (    4,014,481)  $ (      2,897,520)

    Note receivable from an officer and director of the
    Company                                                  (      200,000)           200,000                    -

    Reserve of interest                                              24,698                  -                    -

    Reduction in notes receivable                                   146,869             30,480              169,520

    Forgiveness of note receivable in connection with
    severance pay                                                         -            448,077                    -

    Receipt of assets for cancellation of note receivable                 -            438,404                    -
                                                           -----------------  -----------------  -------------------

    Ending balance                                         $   (  4,014,481)  $ (    2,897,520)  $ (      2,728,000)
                                                           =================  =================  ===================

ACCUMULATED DEFICIT

    Beginning balance                                      $ (   17,114,195)  $ (   12,991,600)  $ (     11,033,791)

    Net income for the year                                       4,122,595          1,957,809            1,798,326
                                                           -----------------  -----------------  -------------------

    Ending balance                                         $   ( 12,991,600)  $   ( 11,033,791)  $ (      9,235,465)
                                                           =================  =================  ===================

                             The accompanying notes are an integral part of these statements.

                                           PENN OCTANE CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      YEARS ENDED JULY 31


                                                                                2002              2003              2004
                                                                          ----------------  ----------------  ----------------
Cash flows from operating activities:
Net income                                                                $     4,122,595   $     1,957,809   $     1,798,326
Adjustments to reconcile net income  to net cash  provided by  (used in)
operating activities:
    Depreciation and amortization                                                 843,436           976,054           942,754
    Amortization of lease rights                                                   45,795            45,795            45,795
    Non-employee stock based costs and other                                      374,870           166,537           124,870
    Amortization of loan discount related to detachable warrants                  956,853           240,043           137,323
    Gain on sale of land                                                   (       17,001)                -                 -
    Gain on sale of equipment                                                           -    (      231,925)                -
    Gain on settlement of litigation                                                    -    (       50,000)                -
    Interest expense associated with exchange of debt                                   -            68,000                 -
    Interest income - officer note                                                      -    (       67,241)                -
    Salaries and payroll related expenses                                               -           523,349                 -
    Loss on sale of CNG assets                                                          -                 -           500,000
    Asset impairment charge                                                             -                 -           324,041
    Other                                                                          33,281            58,834    (          163)
Changes in current assets and liabilities:
    Trade accounts receivable                                              (    2,856,873)        3,510,529    (    2,063,609)
    Inventories                                                                11,246,407            60,590    (      754,910)
    Prepaid and other current assets                                       (      180,697)   (      387,992)          140,719
    LPG trade accounts payable                                             (      793,393)   (    1,592,334)          280,630
    Obligation to deliver LPG                                              (   11,495,333)                -                 -
    Other accounts payable and accrued liabilities                                155,671    (      737,343)   (      570,952)
    Foreign taxes payable                                                               -            60,000    (       54,806)
                                                                          ----------------  ----------------  ----------------
Net cash provided by operating activities                                       2,435,611         4,600,705           850,018
Cash flows from investing activities:
    Capital expenditures                                                   (      789,069)   (      534,883)   (       19,416)
    Sale of land                                                                   72,001                 -                 -
    Proceeds from sale of equipment                                                     -           368,303                 -
    Property held for sale                                                              -                 -           220,000
    Decrease  in other non-current assets                                         158,599           134,296    (        9,726)
    Reduction in  note receivable                                          (      224,698)                -                 -
                                                                          ----------------  ----------------  ----------------
    Net cash (used in) provided by investing activities                    (      783,167)   (       32,284)          190,858
Cash flows from financing activities:
    Decrease (increase) in restricted cash                                        942,174    (    3,375,081)   (    2,909,289)
    Revolving credit facilities                                                   150,000    (      150,000)        2,688,553
    Issuance of debt                                                              381,032           584,711           365,969
    Issuance of common stock                                                      287,511                 -           122,188
    Costs of registration                                                  (          568)                -                 -
    Reduction in debt                                                      (    3,632,324)   (    1,687,941)   (      995,287)
                                                                          ----------------  ----------------  ----------------
    Net cash used in financing activities                                  (    1,872,175)   (    4,628,311)   (      727,866)
                                                                          ----------------  ----------------  ----------------
        Net (decrease) increase in cash                                    (      219,731)   (       59,890)          313,010
Cash at beginning of period                                                       350,685           130,954            71,064
                                                                          ----------------  ----------------  ----------------
Cash at end of period                                                     $       130,954   $        71,064   $       384,074
                                                                          ================  ================  ================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest                                                              $     1,756,998   $     1,522,960   $     1,285,052
                                                                          ================  ================  ================
    Taxes                                                                 $             -   $             -   $        72,500
                                                                          ================  ================  ================
Supplemental disclosures of noncash transactions:
    Equity - common stock and warrants issued and other                   $       974,915   $     1,345,145   $       501,655
                                                                          ================  ================  ================
    Common stock exchange for note receivable                             $      (146,869)  $       (30,480)  $      (169,520)
                                                                          ================  ================  ================
    Mortgage receivable                                                   $(          851)  $     1,935,723   $             -
                                                                          ================  ================  ================
    Equipment exchanged for notes receivable                              $             -   $       720,000   $             -
                                                                          ================  ================  ================

                                    The accompanying notes are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

     Penn Octane Corporation, formerly known as International Energy Development Corporation (International Energy), was incorporated in Delaware in August 1992. Penn Octane Corporation and its consolidated subsidiaries are hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas
     (LPG). The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (ECCPL), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage, located in Markham, Texas (Markham), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 78%, 82% and 80% of the Company's total revenues for the years ended July 31, 2002, 2003 and 2004, respectively.

     During June 2004, the Company began operations as a reseller of gasoline and diesel fuel (Fuel Products). The Company sells Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.

     The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products.

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION - CONTINUED

     On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane, and the General Partner will be responsible for the management of Rio Vista. Accordingly the Company will have control of Rio Vista by virtue of its ownership and related voting control of the General Partner and Rio Vista will be consolidated with the Company and the interests of the limited partners will be classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane will be determined based on the cost of LPG under Penn Octane's LPG supply agreements and a formula that takes into consideration LPG operating costs of Penn Octane and Rio Vista.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries including Rio Vista, Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and subsidiaries, its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V.
     (Termatsal) and Tergas, S.A. de C.V. (Tergas), a consolidated affiliate, and its other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

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

     2.   PROPERTY, PLANT AND EQUIPMENT AND LEASE RIGHTS

     Property, plant and equipment are recorded at cost. After being placed into service, assets are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

     LPG terminals, building and leasehold improvements (a)  8 to 19 years
     Automobiles                                                 3-5 years
     Furniture, fixtures and equipment                           3-5 years
     Pipelines                                                    30 years

     (a) Brownsville Terminal related assets are depreciated over their estimated useful lives, not to exceed the term of the Pipeline Lease (see note L).

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     2.   PROPERTY, PLANT AND EQUIPMENT AND LEASE RIGHTS - CONTINUED

     In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. No impairments were recognized for the years ended July 31, 2002 and 2003. For the year ended July 31, 2004 impairments recognized totaled $324,041 and are included in the consolidated statements of operations under asset impairment charge (see note F).

     3.  INCOME  TAXES

     The Company will file a consolidated income tax return for the year ended July 31, 2004.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments. Note receivable and long-term liabilities approximate fair value because they bear market rates of interest.

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

     Under the guidance provided by SFAS 123, the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees", and related Interpretations.

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows for the years ended July 31,:

                                                                     2002            2003             2004
                                                                --------------  --------------  ----------------

     Net income (loss) as reported                              $   4,122,595   $   1,957,809   $     1,798,326

     Less:  Total stock-based employee compensation
     expense determined under fair value based method for
     all awards, net of related tax effects                      (  2,013,203)   (  1,317,073)   (       97,267)
                                                                --------------  --------------  ----------------

     Net income (loss) pro forma                                    2,109,392         640,736         1,701,059

     Net income (loss) per common share, as reported                 .28             .13               .12

     Net income (loss) per common share, pro forma                   .14             .04               .11

     Net income (loss) per common share assuming
     dilution, as reported                                           .27             .13               .12

     Net income (loss) per common share assuming
     dilution, pro forma                                             .14             .04               .11


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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     8.   STOCK-BASED COMPENSATION - CONTINUED

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 80%; risk free interest rate of 1.75% and 1.81% depending on expected lives; and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the year ended July 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% to 81%; risk free interest rate of 3.22% and 3.27%; and expected lives of 5 years.


     9.   REVENUE RECOGNITION ON SALES OF LPG AND FUEL PRODUCTS

     Revenues  are  recorded  based  on  the  following  criteria:

     (1) Persuasive evidence of an arrangement exists and the price is determined
     (2)  Delivery has occurred
     (3)  Collectibility is reasonably assured

     Any amounts collected from customers for which the delivery has not occurred are recorded as an obligation to deliver LPG or Fuel Products in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.

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

     11.  FINANCIAL INSTRUMENTS

     The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At July 31, 2002, 2003 and 2004 the Company had no derivative financial instruments.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     12.  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to the current presentation.

     13.  NON-EMPLOYEE STOCK-BASED COMPENSATION

     The Company routinely issues warrants to purchase common stock to non-employees for goods and services and to acquire or extend debt. The Company applies the provisions of SFAS 123 and APB 14 to account for such transactions. SFAS 123 requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.

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

     15.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Entities" (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of the Company.

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
                                             ==============  =============  ==========


                                                  For the year ended July 31, 2003
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
     Net income (loss)                       $    1,957,809

     BASIC EPS
     Net income (loss) available to common
        stockholders                              1,957,809     15,035,220  $     0.13
                                                                            ==========

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -         80,610
                                             --------------  -------------

     DILUTED EPS
     Net income (loss) available to common
        stockholders                         $    1,957,809     15,115,830  $     0.13
                                             ==============  =============  ==========


                                                  For the year ended July 31, 2004
                                             -----------------------------------------
                                             Income (Loss)      Shares      Per-Share
                                              (Numerator)    (Denominator)    Amount
                                             --------------  -------------  ----------
     Net income (loss)                       $    1,798,326

     BASIC EPS
     Net income (loss) available to common
        stockholders                              1,798,326     15,305,500  $     0.12
                                                                            ==========

     EFFECT OF DILUTIVE SECURITIES
     Warrants                                             -          6,141
                                             --------------  -------------

     DILUTED EPS
     Net income (loss) available to common
        stockholders                         $    1,798,326     15,311,641  $     0.12
                                             ==============  =============  ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES FROM RELATED PARTIES

     During April 1997, Mr. Jerome B. Richter, the Company's Chief Executive Officer, Chairman of the Board and former President, exercised warrants to purchase 2,200,000 shares of common stock of Penn Octane, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note was due on April 11, 2000. On April 11, 2000, Mr. Richter's issued a new promissory note totaling $3,196,693 (Mr. Richter's Promissory Note), representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on Mr. Richter's Promissory Note in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). In July 2002 the Company extended the due date to July 29, 2005 and the interest rate was adjusted to the prime rate plus 1% on July 24, 2002 (5.75%). In connection with the extension, the Company agreed in Mr. Richter's employment agreement (see note L) to continue to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of Penn Octane's common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20. Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him (see note S). Those shares were subsequently pledged as collateral to the holders of certain of the Company's debt obligations (see note I). Mr. Richter's Promissory Note has been recorded as a reduction of stockholders' equity.

     On March 26, 2000, the wife of Jorge Bracamontes, a director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the wife of Mr. Bracamontes agreed to exchange 1,864 shares of common stock of Penn Octane held by the wife of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the wife of Mr. Bracamontes to October 31, 2003. The wife of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of common stock of Penn Octane as collateral.

     During March 2000, Mr. Bracamontes exercised warrants to purchase 200,000 shares of common stock of Penn Octane, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and Mr. Bracamontes agreed to exchange 19,954 shares of common stock of Penn Octane held by Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bracamontes to October 31, 2003. Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 180,036 shares of common stock of Penn Octane as collateral.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES FROM RELATED PARTIES - CONTINUED

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his wife's $46,603 promissory note, (iii) issue 21,818 shares of Penn Octane's common stock (valued at approximately $75,000), and (iv) make certain payments of up to $500,000 based on the success of future projects (Mr. Richter agreed to guarantee these payments with 100,000 of his shares of the common stock of Penn Octane). Mr. Bracamontes continued to provide services and the Company paid Mr. Bracamontes $15,000 a month through March 31, 2004. All of the above amounts totaling approximately $520,000 and $120,000 were reflected in the consolidated financial statements as of July 31, 2003 and 2004, respectively as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his interest in Tergas, S.A. de C.V. (a consolidated affiliate of the Company) to another officer of the Company, Vicente Soriano. The Company has an option to acquire Tergas, S.A. de C.V. (Tergas) for a nominal price of approximately $5,000.

     During September 2000, Mr. Ian Bothwell, a director and executive officer of the Company, exercised warrants to purchase 200,000 shares of common stock of Penn Octane's, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due in April 2001. During November 2001, the Company and Mr. Bothwell agreed to exchange 14,899 shares of common stock of Penn Octane held by Mr. Bothwell for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bothwell to October 31, 2003.

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by Mr. Bothwell (Buyer) of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of Penn Octane owned by the Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000 which was included in the consolidated statement of operations at July 31, 2000. The remaining note had a balance of $214,355 and was collateralized by compressed natural gas refueling station assets and 60,809 shares of Penn Octane's common stock owned by the Buyer.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - ASSETS HELD FOR SALE

     During  February  2004,  the Company sold all of its compressed natural gas
     (CNG) equipment to a third party for $220,000. The purchase price was paid in cash. Under the terms of the sales agreement, the equipment was sold "as is". During the year ended July 31, 2004, a loss of $500,000 was recognized and is included in the accompanying consolidated statements of operations under loss on sale of CNG assets.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

     Property,  plant  and  equipment consists of the following as of July 31, :


                                                                       2003            2004
                                                                  --------------  --------------
     LPG:
          Midline pump station                                    $   2,443,988   $   2,326,985
          Brownsville Terminal Facility: (a)
               Building                                                 173,500         173,500
               Terminal facilities                                    3,631,207       3,631,207
               Tank Farm                                                373,945         373,945
               Leasehold improvements                                   302,657         302,657
               Capital construction in progress                          96,212               -
               Equipment                                                226,285         226,285
               Truck                                                          -          25,968
                                                                  --------------  --------------
                                                                      7,247,794       7,060,547
                                                                  --------------  --------------
          US - Mexico Pipelines and Matamoros Terminal
          Facility: (a)

               U.S. Pipelines and Rights of Way                       6,680,242       6,775,242
               Mexico Pipelines and Rights of Way                       993,300         993,300
               Matamoros Terminal Facility                            5,318,925       5,874,781
               Saltillo Terminal                                        815,856               -
               Land                                                     856,358         856,358
                                                                  --------------  --------------
                                                                     14,664,681      14,499,681
                                                                  --------------  --------------
                  Total LPG                                          21,912,475      21,560,228
                                                                  --------------  --------------
          Other:
               Office equipment                                          93,201         106,953
               Software                                                  75,890          77,590
                                                                  --------------  --------------
                                                                        169,091         184,543
                                                                  --------------  --------------
                                                                     22,081,566      21,744,771
               Less:  accumulated depreciation and amortization    (  4,403,736)   (  5,346,491)
                                                                  --------------  --------------

                                                                  $  17,677,830   $  16,398,280
                                                                  ==============  ==============

               (a)  See note S.


     The Company had previously completed construction of an additional LPG terminal facility in Saltillo, Mexico (Saltillo Terminal). The Company was unable to receive all the necessary approvals to operate the facility at that location. The terminal was subsequently dismantled.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - PROPERTY, PLANT AND EQUIPMENT - CONTINUED

     As a result of the reduced volumes of LPG being sold to PMI and the short-term nature of the agreements, (see note P), the Company has determined that construction of a new Saltillo Terminal is currently not feasible. Accordingly, as of July 31, 2004, the Company has written off $227,829 related to the capitalized engineering costs and other costs associated with the design of the Saltillo Terminal and expensed $32,171 of costs related to pipes, pumps and values which were used as replacement parts in the Matamoros Terminal Facility. The Company anticipates utilizing the remaining Saltillo Terminal assets in its existing operations.

     Depreciation and amortization expense of property, plant and equipment totaled $843,435, $976,055 and $942,754 for the years ended July 31, 2002,
     2003  and  2004,  respectively.

     Property, plant and equipment, net of accumulated depreciation, includes $6,427,387 and $5,870,750 of costs, located in Mexico at July 31, 2003 and 2004, respectively.


NOTE G - INVENTORIES

     Inventories  consist  of  the  following  as  of  July  31,:

                                                2003                 2004
                                        -------------------  ---------------------
                                         Gallons     LCM      Gallons      LCM
                                        ---------  --------  ---------  ----------
     LPG:
        Leased Pipeline                 1,175,958  $638,623  1,175,958  $  887,815
        Brownsville Terminal Facility,
          Matamoros Terminal Facility
          and railcars                    440,771   239,368    257,665     194,530
     Markham Storage and other                168        91          -           -
                                        ---------  --------  ---------  ----------

                                        1,616,897   878,082  1,433,623   1,082,345
                                        =========            =========

     Fuel Products                              -         -    433,566     550,647
                                        =========  --------  =========  ----------

                                                   $878,082             $1,632,992
                                                   ========             ==========

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - INCOME TAXES

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at July 31,:

                                                        2003                                      2004
                                      ----------------------------------------  ----------------------------------------

                                            Assets             Liabilities            Assets             Liabilities
                                      -------------------  -------------------  -------------------  -------------------

     Depreciation                     $                 -  $           321,000  $                 -  $           376,000
     Bad debt reserve                               2,000                    -                    -                    -
     Asset basis differences                            -                    -               33,000                    -
     Alternative minimum tax credits               84,000                    -              114,000                    -
     Deferred interest cost                       990,000                    -              537,000                    -
     Deferred other cost                          229,000                    -              272,000                    -
     Rio Vista Registration costs                 110,000                    -              110,000                    -
     Net operating loss carryforward            2,197,000                    -            1,599,000                    -
                                      -------------------  -------------------  -------------------  -------------------
                                                3,612,000              321,000            2,665,000              376,000

     Less: valuation allowance                  3,612,000              321,000            2,665,000              376,000
                                      -------------------  -------------------  -------------------  -------------------
                                      $                 -  $                 -  $                 -  $                 -
                                      ===================  ===================  ===================  ===================


     There was no current U.S. income tax expense for the years ended July 31, 2002, 2003 and 2004 due to the utilization of net operating loss carryforwards. There was no deferred U.S. income tax expense for the years ended July 31, 2002, 2003 and 2004. The Company did incur U.S. alternative minimum tax for the year ended July 31, 2004 totaling $53,084. The Company has estimated a Mexican income tax benefit of approximately $56,000 for the year ended July 31, 2004. The Mexican subsidiaries file their income tax returns on a calendar year basis.

     Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses. However, should taxable income arise as a result of the Spin-Off discussed in note R, the net operating losses are available to reduce this taxable income.

     At July 31, 2004, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

             Year ending                 Tax Loss
             July 31,                  Carryforward
             -----------               -------------

                2021                   $   4,705,000
                                       -------------
                                       $   4,705,000
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - DEBT OBLIGATIONS

     Restructuring  of  Notes
     ------------------------

     From December 10, 1999 through January 18, 2000, and on February 2, 2000, the Company completed a series of related transactions in connection with the private placement of $4,944,000 and $710,000, respectively, of subordinated notes (Notes) which were due the earlier of December 15, 2000, or upon the receipt of proceeds by the Company from any future debt or equity financing in excess of $2,250,000 (see below). Interest at 9% was due and paid on June 15, 2000 and December 15, 2000. In connection with the Notes, the Company granted the holders of the Notes, warrants (Warrants) to purchase a total of 706,763 shares of common stock of Penn Octane at an exercise price of $4.00 per share, exercisable through December 15, 2002.

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

     Under the terms of the Restructuring Agreements, the holders of the Restructured Notes also received warrants to purchase up to 676,125 shares of common stock of Penn Octane at an exercise price of $3.00 per share and exercisable until December 15, 2003 (New Warrants). The Company also agreed to modify the exercise prices of the Warrants to purchase up to 676,137 shares of common stock of Penn Octane previously issued to the holders of the Restructured Notes in connection with their original issuance from $4.00 per share to $3.00 per share and extend the exercise dates of the Warrants from December 15, 2002 to December 15, 2003. In addition, the Company was required to reduce the exercise price of the Warrants and the New Warrants issued to the holders of the Restructured Notes from $3.00 per share to $2.50 per share because the Restructured Notes were not fully repaid by June 15, 2001.

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

     Under the terms of the Restructuring Agreements, the Company is also required to provide the holders of the Restructured Notes with collateral to secure the Company's payment obligations under the Restructured Notes consisting of a senior interest in substantially all of the Company's assets which are located in the United States (US Assets) and Mexico (Mexican Assets), excluding inventory, accounts receivable and sales contracts with respect to which the Company is required to grant a subordinated security interest (collectively referred to as the Collateral). Mr. Richter has also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter (1,000,000 shares to be released when the required security interests in the US Assets have been granted and perfected and all the shares are to be released when the required security interests in all of the Collateral have been granted and perfected). The granting and perfection of the security interests in the Collateral, as prescribed under the Restructured Notes, have not been finalized. Accordingly, the interest rate under the Restructured Notes increased to 16.5% on March 16, 2001. The release of the first 1,000,000 shares will be transferred to the Company as collateral for Mr. Richter's Promissory Note. Investec PMG Capital, formerly PMG Capital Corp., (Investec) has agreed to serve as the collateral agent.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - DEBT OBLIGATIONS - CONTINUED

     Restructuring  of  Notes  -  Continued
     --------------------------------------

     Investec acted as financial advisor for the restructuring of $4,384,000 in principal amount of the Restructured Notes. Investec received fees consisting of $131,520 in cash and warrants to purchase 50,000 shares of common stock of Penn Octane with terms similar to the terms of the New Warrants. The Company also agreed to modify and extend the exercise date of warrants to purchase 114,375 shares of common stock of Penn Octane originally issued to Investec in connection with the original issuance of the Notes with the same terms as those which were modified in the Warrants in connection with the Restructuring Agreements.

     In connection with the Restructuring Agreements, the Company recorded a discount of $1,597,140 related to the fair value of the New Warrants issued, fair value related to the modifications of the Warrants, fees paid to Investec (including cash, new warrants granted and modifications to warrants previously granted to Investec in connection with the original issuance of the Notes) and other costs associated with the Restructuring Agreements, to be amortized over the life of the Restructured Notes. Total amortization of discounts related to the Notes and the Restructured Notes and included in the consolidated statements of operations was $1,670,794, and $599,475 for the years ended July 31, 2001 and 2002, respectively.

     Issuance  of  New  Promissory  Notes
     ------------------------------------

     On January 31, 2001, the Company completed the placement of $991,000 in principal amount of promissory notes (New Notes) due December 15, 2001. The holders of the New Notes received warrants to purchase up to 123,875 shares of common stock of Penn Octane (New Note Warrants). The terms of the New Notes and New Note Warrants are substantially the same as those contained in the Restructured Notes and New Warrants issued in connection with the Restructuring described above. As described above, the Company's payment obligations under the New Notes are to be secured by the Collateral and the 2,000,000 shares of Penn Octane which are owned by Mr. Richter.

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

     During August 2001 and September 2001, warrants to purchase 313,433 shares of common stock of Penn Octane were exercised by certain holders of the New Warrants and New Note Warrants for which the exercise price totaling $614,833 was paid by reduction of the outstanding debt and accrued interest related to the New Notes and the Restructured Notes.

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

     Extension  of  New  Accepting  Noteholders'  Notes  and  Additional  Note
     -------------------------------------------------------------------------

     During December 2002, the Company and certain holders of New Accepting Noteholders' notes and holder of the Additional Note (Extending Noteholders) reached an agreement whereby the due date for $2,730,000 of principal due on the Extending Noteholders' notes were extended to December 15, 2003. Under the terms of the agreement, the Extending Noteholders' notes will continue to bear interest at 16.5% per annum. Interest is payable quarterly on the outstanding balances beginning on March 15, 2003 (the December 15, 2002 interest was paid on January 1, 2003). In addition, the Company is required to pay principal in equal monthly installments beginning March 2003 (approximately $1,152,000 of principal was paid through the period ended April 30, 2003 of which $1,000,000 was reduced in connection with the exercise of warrants and purchase of common stock - see below). The Company may prepay the Extending Noteholders' notes at any time. The Company is also required to pay a fee of 1.5% on the principal amount of the Extending Noteholders' notes which are outstanding on December 15, 2002, March 15, 2003, June 15, 2003 and September 15, 2003.
     The Company also agreed to extend the expiration date on the warrants held by the Extending Noteholders in connection with the issuance of the Extending Noteholders' notes to December 15, 2006. In connection with the extension of the warrants, the Company recorded a discount of $316,665 related to the additional value of the modified warrants of which $240,043 and $76,622 has been amortized for the years ended July 31, 2003 and 2004, respectively.

     The Company paid the portion of the New Accepting Noteholders' notes which were not extended, $355,000 plus accrued interest, on December 15, 2002.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - DEBT OBLIGATIONS - CONTINUED

     Extension of New Accepting Noteholders' Notes and Additional Note -
     -------------------------------------------------------------------
     Continued
     ---------

     During March 2003, warrants to purchase 250,000 shares of common stock of Penn Octane were exercised by a holder of the Warrants and New Warrants for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to the holder related to the Extending Noteholders' notes. In addition, during March 2003, the holder acquired 161,392 shares of common stock of Penn Octane at a price of $2.50 per share. The purchase price was paid through the cancellation of the remaining outstanding debt and accrued interest owed to the holder totaling $403,480. In connection with this transaction the Company recorded additional interest expense of approximately $68,000 representing the difference between the market value and sales price on the day of the transaction.

     Issuance  of  Promissory  Note
     ------------------------------

     During  December  2002,  the  Company  issued a note for $250,000 ($250,000
     Note) to a holder of the Extending Noteholders' notes. The note provides for similar terms and conditions as the Extending Noteholders' notes.

     Extension  of  Certain  of the New Accepting Noteholders' Notes, Additional
     ---------------------------------------------------------------------------
     Note  and  $250,000 Note Totaling $1,525,000 (collectively the Restructured
     ---------------------------------------------------------------------------
     Notes)
     ------

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

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue new warrants to purchase Rio Vista Common Units in an amount equal to 2,500 warrants for each $100,000 of Restructured Notes and an additional
     2,500 warrants in Rio Vista for each $100,000 of Restructured Notes outstanding at December 15, 2004 (Rio Vista Warrants). The Rio Vista Warrants will expire three years from the date of the Spin-Off (see note R) and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield on the exercise price. In addition, the Company agreed to issue an additional 37,500 warrants to purchase shares of common stock of Penn
     Octane  to  certain  holders  of  the  Restructured  Notes.

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003 which did not agree to the Restructuring (Declining Noteholders) were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane.

     In addition, holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that the assets of Penn Octane to be transferred to Rio Vista will continue to be pledged as collateral for payment of the Restructured Notes and $280,000 Notes, Rio Vista guarantees Penn Octane's obligations under the Restructured Notes and $280,000 Notes and that Rio Vista is prohibited against making any distributions in the event that the Company is in default under the Restructured Notes and $280,000 Notes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - DEBT OBLIGATIONS - CONTINUED

     Extension  of  Certain  of the New Accepting Noteholders' Notes, Additional
     ---------------------------------------------------------------------------
     Note  and  $250,000 Note Totaling $1,525,000 (collectively the Restructured
     ---------------------------------------------------------------------------
     Notes)  -  Continued
     --------------------

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

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $60,701 has been amortized through July 31, 2004. The Company will record an additional discount related to the Rio Vista warrants issued to the holders of the Restructured Notes and $280,000 Notes when the Company is able to determine the fair value, if any (see above).

     Mr. Richter continues to provide collateral to the Restructured Notes and the $280,000 Notes noteholders with 2,000,000 shares of common stock of Penn Octane owed by him. As a result of the Spin-Off he is also required to provide 250,000 Common Units of Rio Vista owned by him (see note S).

     OTHER

     During September 2003, the Company entered into a settlement agreement with one of the holders of a promissory note issued in connection with the acquisition of the US-Mexico Pipelines and the Matamoros Terminal Facility whereby the noteholder was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments of the noteholder's note (see note L).

     Debt consists of the following as of July 31,:

                                                                                                       2003        2004
                                                                                                    ----------  ----------
     Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
     and the Matamoros Terminal Facility                                                            $  284,731  $        -

     Promissory note issued in connection with the acquisition of the US - Mexico Pipelines
     and the Matamoros Terminal Facility                                                               198,178           -

     Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001.     137,500     137,500

     Restructured Notes and $280,000 Notes                                                           1,744,128   1,671,456

     Other debt                                                                                        186,524      82,939
                                                                                                    ----------  ----------

               Total debt                                                                            2,551,061   1,891,895

     Less:  Current maturities                                                                         746,933     162,694

          Short-term debt                                                                            1,744,128           -
                                                                                                    ----------  ----------

               Long-term debt                                                                       $   60,000  $1,729,201
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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - DEBT OBLIGATIONS - CONTINUED

     Scheduled maturities are as follows:

                  Year ending July 31,
                  ---------------------
                          2005                   $  162,694
                          2006                    1,696,650
                          2007                       25,194
                          2008                        5,194
                          2009                        2,163
                                                 ----------
                                                  1,891,895
                                                 ==========


NOTE J - STOCKHOLDERS' EQUITY

     COMMON  STOCK
     -------------

     The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

     During September 2003, warrants to purchase 32,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $80,625.

     During September 2003, the Company issued 21,818 shares of common stock of Penn Octane to Mr. Bracamontes as severance compensation (see note D). In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

     During October 2003, cashless warrants to purchase 103,685 shares of common stock of Penn Octane were exercised. The exercise price of the warrants was $2.50 per share and the market price of Penn Octane's common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of Penn Octane. The Company had previously expensed the cost associated with the warrants when the warrants were originally granted.

     During November 2003, warrants to purchase 16,625 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $41,563.

     During January 2004, the Company agreed to accept 77,765 shares of common stock of Penn Octane as full satisfaction of indebtedness owed to the Company by a related party. As a result, the Company recorded previously reserved interest income of $32,334.

     In connection with previous warrants issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants within the call provision.

     STOCK  AWARD  PLAN
     ------------------

     Under Penn Octane's 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of Penn Octane, of which 69,970 shares were unissued as of July 31, 2004, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of Penn Octane to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

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

     BOARD  COMPENSATION  PLAN
     -------------------------

     During the Board of Directors (Board) meeting held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (Plan). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane and are to be granted warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director. Such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are based on the average trading price of Penn Octane's common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

     In connection with the Penn Octane Board Plan, during August 2003 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $3.22 and $3.28 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Penn Octane Board Plan, during November 2003 the Board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise price of $2.61 per share to an outside director. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $1.93 and $1.94 per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     2001  WARRANT  PLAN
     -------------------

     The Penn Octane Board in November 2001 approved the 2001 warrant plan (2001 Warrant Plan). The purpose of the 2001 Warrant Plan is to provide the Company with a vehicle to attract, compensate, and motivate selected employees, particularly executive officers, by issuing stock purchase warrants which will afford recipients an opportunity to share in potential capital appreciation in Penn Octane's common stock.

     The 2001 Warrant Plan provides for issuance of warrants to purchase up to a maximum of 1,500,000 shares of common stock of Penn Octane, subject to adjustment in the event of adjustments to the Company's capitalization (such as stock dividends, splits or reverse splits, mergers, recapitalizations, consolidations, etc.). Any warrants which expire without being exercised are added back to the number of shares for which warrants may be issued. The 2001 Warrant Plan has a term of 10 years, and no warrants may be granted after that time.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - STOCK WARRANTS - CONTINUED

     2001  WARRANT  PLAN  -  CONTINUED
     -------------------

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

     The exercise price of the warrants are determined in the discretion of the Administrator, but may not be less than 85% of the fair market value of the common stock of Penn Octane on the date of the grant, except that warrants granted to non-employee directors may have an exercise price not less than 100% of the fair market value. The fair market value is the closing price of Penn Octane's common stock on the grant date. Warrants may be exercised only for cash.

     The term of the warrants may not exceed ten years from the date of grant and may be exercised only during the term specified in the warrants. In the discretion of the Administrator, warrants may continue in effect and continue to vest even after termination of the holder's employment by the Company.

     OTHER
     -----

     In connection with a consulting agreement between the Company and a director of the Company, during August 2000, the director received warrants to purchase 100,000 shares of common stock of Penn Octane at an exercise price of $6.38 per share exercisable through August 6, 2005. The warrants will vest ratably on a quarterly basis over four years. The warrants were accounted for under the provisions of SFAS 123 and the resulting expense is being amortized over the vesting period.

     In  connection with the restructuring of certain debt obligations (see Note
     I), during January 2004 the Company issued warrants to purchase 37,500 shares of common stock of Penn Octane at an exercise price of $2.50 per share, exercisable until December 15, 2008.

     On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Richard Shore, Jr., President of Penn Octane, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrant is exercisable beginning on October 1, 2004, and expires on July 10, 2006.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - STOCK WARRANTS

     SFAS  148  AND  123  DISCLOSURES
     --------------------------------

     For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 2002, 2003 and 2004, totaled $374,870, $166,537 and $ 124,870, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

     A summary of the status of the Company's warrants as of July 31, 2002, 2003 and 2004, and changes during the years ending on those dates is presented below:

                                                 2002                          2003                            2004
                                     ----------------------------  -----------------------------  -----------------------------
                                                     Weighted                       Weighted                       Weighted
                                                      Average                        Average                        Average
      Warrants                         Shares     Exercise Price      Shares     Exercise Price      Shares     Exercise Price
     ------------------------------  -----------  ---------------  ------------  ---------------  ------------  ---------------
     Outstanding at beginning of
        year                          4,377,488   $          3.67    3,911,555   $          3.87    3,592,179   $          3.97
     Granted                             60,000              3.84       30,000              2.82       67,500              2.74
     Exercised                       (  442,183)             1.98  (   250,000)             2.50  (   152,560)             2.50
     Expired                         (   83,750)             3.69  (    99,376)             3.66  (   924,619)             2.78
                                     -----------                   ------------                   ------------
     Outstanding at end of year       3,911,555              3.87    3,592,179              3.97    2,582,500              4.44
                                     ===========                   ============                   ============
     Warrants exercisable at end of
        year                          3,574,027                      3,556,189                      2,579,070

     The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the years ended July 31, 2002, 2003 and 2004, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

                                             2002                          2003                          2004
                                 ----------------------------  ----------------------------  ----------------------------
                                    For warrants granted         For warrants granted          For warrants granted
                                  Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
     Exercise price compared to    average        average        average        average        average        average
     market price on grant date  fair value   exercise price   fair value   exercise price   fair value   exercise price
     --------------------------  -----------  ---------------  -----------  ---------------  -----------  ---------------

     Equals market price         $      2.69  $          3.84  $      1.82  $          2.82  $      1.97  $          3.04
     Exceeds market price                  -                -            -                -         1.43             2.50
     Less than market price                -                -            -                -            -                -



     The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended July 31, 2002, 2003 and 2004, respectively: dividend yield of 0% for all three years; expected volatility of 87%, 80% and 72% to 81%; risk-free interest rate of 3.59% to 4.72%, 1.75% to 1.81% and 3.22% to 3.27% depending on expected  lives;  and  expected  lives  of  5,  5  and  5  years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - STOCK WARRANTS - CONTINUED

     SFAS  148  AND  123  DISCLOSURES  -  CONTINUED
     --------------------------------

     The following table summarizes information about the warrants outstanding at July 31, 2004:

                              Warrants Outstanding                 Warrants Exercisable
                           --------------------------             ------------------------

                                           Weighted
                              Number        Average    Weighted      Number      Weighted
                            Outstanding    Remaining    Average    Exercisable    Average
                                at        Contractual  Exercise        at        Exercise
Range of Exercise Prices   July 31, 2004     Life        Price    July 31, 2004    Price
-------------------------  -------------  -----------  ---------  -------------  ---------

     2.27 to $3.66              642,500   2.91 years  $    2.59        639,549  $    2.59

     3.99 to $4.60            1,530,000   0.46             4.59      1,530,000       4.59

     6.37 to $7.00              410,000   1.08             6.79        409,521       6.79
                           -------------                          -------------

     2.27 to $7.00            2,582,500   1.17        $    4.44      2,579,070  $    4.44
                           =============                          =============



NOTE L - COMMITMENTS AND CONTINGENCIES

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

     LITIGATION - CONTINUED

     On October 11, 2001, litigation was filed in the 197th Judicial District Court of Cameron County, Texas by the Company against Tanner Pipeline Services, Inc. (Tanner); Cause No. 2001-10-4448-C alleging negligence and aided breaches of fiduciary duties on behalf of CPSC International, Inc.
     (CPSC) in connection with the construction of the US Pipelines. During September 2003, the Company entered into a settlement agreement with Tanner whereby Tanner was required to reimburse the Company for $50,000 to be paid through the reduction of the final payments on Tanner's note (see note I).

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT

     Pursuant to an amendment (see below), as of July 31, 2004 the Company had a $15,000,000 credit facility with RZB Finance LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance the Company's purchases of LPG and Fuel Products in connection with the Fuel Sales Business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.25% at July 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In connection with the RZB Credit Facility, the Company granted a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent, in forms satisfactory to RZB. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to RVOP, RZB continues to retain a security interest in the transferred assets.

     Effective April 30, 2004, the RZB Credit Facility was informally amended to provide for a credit limit of $15,000,000 through March 31, 2005, although the facility may be terminated any time. In addition, RZB also approved the Company's use of the RZB Credit Facility to purchase Fuel Products in addition to LPG, including a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. Based on current minimum purchase commitments under the Company's LPG supply agreements and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited to current volumes and therefore the ability of the Company to grow the Fuel Sales
     Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products prices. In connection with the amendment, the Company is required to pay RZB annual fees of $50,000 in addition to the fees described above.

     Mr. Richter has personally guaranteed all of the Company's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at July 31, 2004 totaled approximately $12,700,000 of which approximately $9,400,000 represents July 2004 purchases and approximately $3,300,000 represents August 2004 purchases.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT  FACILITY  AND  LETTERS  OF  CREDIT  -  CONTINUED

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of $5,859,857 at July 31, 2004). At July 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     Under the terms of the RZB Credit Facility, Penn Octane or Rio Vista are required to maintain net worth of a minimum of $9,000,000.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At July 31, 2004, such taxes of approximately $90,000 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at July 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $452,164, $732,718 and $832,787 for the years ended July 31, 2002, 2003 and 2004.

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

     Rent  expense  was  as  follows  for  the  years  ended  July  31,:

                                2002         2003         2004
                             -----------  -----------  -----------

     Brownsville Lease and   $   108,744  $    96,760  $   107,542
        Other (a)
     Minimum Rent Expense      1,911,385    1,396,431    1,282,539
     Variable Rent Expense     1,218,843    1,202,893    1,057,120
                             -----------  -----------  -----------

               Total         $ 3,238,972  $ 2,696,084  $ 2,447,201
                             ===========  ===========  ===========

     (a)  See note S

     As of July 31, 2004, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                        Year ending July 31,
                       ---------------------
                                2005                  $ 1,447,984
                                2006                    1,412,861
                                2007                    1,310,821
                                2008                    1,275,000
                                2009                    1,275,000
                             Thereafter                 5,631,250
                                                      -----------
                                                      $12,352,916
                                                      ===========


     EMPLOYMENT  CONTRACTS

     During the period February 1, 2001 through July 28, 2002, the Company continued the terms of the previous six year employment agreement with Mr. Richter which had expired on January 31, 2001. Effective July 29, 2002, the Company entered into a new three year employment agreement with Mr. Richter (Agreement). Under the terms of the Agreement, Mr. Richter is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus five percent (5%) of net income before taxes of the Company. In addition, Mr. Richter was entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices. As of July 31, 2004, the Company has not made the warrant grant. Pursuant to the Agreement, Mr. Richter was granted a term life insurance policy in the amount of $5,000,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

     EMPLOYMENT  CONTRACTS  -  CONTINUED

     In connection with the Agreement, the Company also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of Penn Octane's common stock trades for a period of 90 days at a blended average price equal to $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to $6.20.

     Effective November 2002, the Company and Shore Capital LLC (Shore Capital), a company owned by Mr. Shore, entered into a consulting contract whereby the Company agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event the Company effectively converted its structure into a publicly traded limited partnership (MLP), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of the Company into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for the Company to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. The Company did not convert to an MLP as originally structured.

     In May 2003, Mr. Shore was appointed President of the Company. Effective May 13, 2003, the Company and Mr. Shore entered into a two-year employment agreement. Under the terms of the agreement, Mr. Shore is entitled to receive a monthly salary of $30,000 per month and in connection with the Company's revised structure to form an MLP, Shore Capital received options exercisable after the date of the distribution of the Common Units of Rio Vista to the stockholders of Penn Octane, to purchase 97,415 Common Units of Rio Vista at a per Common Unit exercise price of $8.47, to purchase 763,737 shares of common stock of Penn Octane at a per common share exercise price of $1.14 and to purchase 25% of the General Partner of Rio Vista, at an exercise price equal to .5% of the tax basis capital of Rio Vista immediately after the distribution of Common Units of Rio Vista to the stockholders of Penn Octane. Under the terms of his employment agreement, Mr. Shore may make monetary investments in other businesses so long as the business does not directly compete with the Company.

     Aggregate compensation under employment agreements totaled $619,436, $642,027 and $1,008,627 for the years ended July 31, 2002, 2003 and 2004, respectively,  which  included  agreements  with  former  executives.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - ACQUISITION OF MEXICAN SUBSIDIARIES

     Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (Mexican Subsidiaries), previous affiliates of the Company which were principally owned by Mr. Bracamontes (see note D). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its consolidated financial statements at July 31, 2002, 2003 and 2004. Since inception through the acquisition date, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements. Therefore, there were no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Mr. Soriano and the remaining balance owned by Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company's consolidated financial statements.


NOTE N - MEXICAN OPERATIONS

     Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company's consolidated Mexican affiliate, Tergas, S.A. de C.V. (Tergas), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Soriano, and the remaining balance is owned by Mr. Mier (see note M). The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     Through its operations in Mexico and the operations of the Mexican Subsidiaries and Tergas, a consolidated affiliate, the Company is subject to the tax laws of Mexico which, among other things, require that the Company comply with transfer pricing rules, the payment of income, asset and ad valorem taxes, and possibly taxes on distributions in excess of earnings. In addition, distributions to foreign corporations, including dividends and interest payments may be subject to Mexican withholding taxes.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - SELECTED QUARTERLY DATA - (UNAUDITED)

                                      Penn Octane Corporation and Subsidiaries
                                              Selected Quarterly Data
                                                    (Unaudited)


                                                    October 31,    January 31,    April 30,       July 31,

     Year ended  July 31, 2004:
        Revenues                                  $   38,549,107   $ 50,609,858  $42,798,287  $    45,706,272
        Gross profit                                   2,065,930      3,292,279    2,220,905        2,024,505
        Net income (loss)                          (     158,516)     1,450,873      675,004    (     169,035)
             Net income (loss) per common share    (         .01)           .09          .04    (         .00)
             Net income (loss) per common share
                  assuming dilution                (         .01)           .09          .04    (         .00)

     Year ended  July 31, 2003:
        Revenues                                  $   37,440,658   $ 43,621,932  $45,454,607  $    35,972,368
        Gross profit                                   2,514,419      3,384,371    2,076,831        2,138,595
        Net income (loss)                              1,206,767      1,549,865      336,842    (   1,135,665)
             Net income (loss) per common share              .08            .10          .02    (         .07)
             Net income (loss) per common share
                  assuming dilution                          .08            .10          .02    (         .07)


     The net loss for the quarter ended July 31, 2003, included the following material fourth quarter adjustments: (i) approximately $800,000 for the formation of and Spin-Off of Rio Vista (see note R) which did not result in the raising of capital, (ii) approximately $520,000 of salaries and payroll related expenses (see note D) and (iii) approximately $200,000 related to the settlement of litigation, including legal fees of approximately $153,000 (see note L).

     The net loss for the quarter ended July 31, 2004, included the following material fourth quarter adjustment: (i) an asset impairment charge of $324,041.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - CONTRACTS

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

     Upon the expiration of the Old Agreements, PMI confirmed to the Company in writing (Confirmation) on April 26, 2001, the terms of a new agreement effective April 1, 2001, subject to revisions to be provided by PMI's legal department. The Confirmation provided for minimum monthly volumes of 19,000,000 gallons at indexed variable posted prices plus premiums that provide the Company with annual fixed margins, which increase annually over a three-year period. The Company was also entitled to receive additional fees for any volumes which were undelivered. From April 1, 2001 through December 31, 2001, the Company and PMI operated under the terms provided for in the Confirmation. From January 1, 2002 through February 28, 2002, PMI purchased monthly volumes of approximately 17,000,000 gallons per month at slightly higher premiums then those specified in the Confirmation.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - CONTRACTS - CONTINUED

     LPG SALES TO PMI - CONTINUED

     During the months of April 2004 through October 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (Monthly 2004 Contracts) for volumes materially less than the volumes provided in the Contract.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $142,000,000 for the year ended July 31, 2004, representing approximately 80% of total revenues for the period.

     LPG SUPPLY AGREEMENTS

     Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the year ending July 31, 2004, under the Exxon Supply Contract, Exxon has supplied an average of approximately 12,300,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (Additional Propane Supply), and bring the Additional Propane Supply to the Plant (ECCPL Supply) for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of 122,000,000 gallons per year of Additional Propane Supply through the ECCPL until December 2005. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fee will be based on the actual utilization of the ECCPL.

     In March 2000, the Company and Koch entered into a three year supply agreement (Koch Supply Contract) whereby Koch has agreed to supply and the Company has agreed to take, a monthly average of 8,200,000 gallons (Koch Supply) of propane beginning April 1, 2000, subject to the actual amounts of propane purchased by Koch from the refinery owned by its affiliate, Koch Petroleum Group, L.P. In March 2003 the Company extended the Koch Supply Contract for an additional year pursuant to the Koch Supply Contract which provides for automatic annual renewals unless terminated in writing by either party. During December 2003, the Company and Koch entered into a new three year supply agreement. The terms of the new agreement are similar to the agreement previously in effect between the parties.

     For the year ending July 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 6,400,000 gallons of propane per month. The purchase price is indexed to variable posted prices. Prior to April 2002 the Company paid additional charges associated with the construction of a new pipeline interconnection which allows deliveries of the Koch Supply into the ECCPL, which was paid through additional adjustments to the purchase price (totaling approximately $1,000,000).

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - CONTRACTS - CONTINUED

     LPG SUPPLY AGREEMENTS - CONTINUED

     During March 2000, the Company and Duke entered into a three year supply agreement (Duke Supply Contract) whereby Duke has agreed to supply and the Company has agreed to take, a monthly average of 1,900,000 gallons (Duke Supply) of propane or propane/butane mix beginning April 1, 2000. In March 2003 the Company extended the Duke Supply Contract for an additional year pursuant to the Duke Supply Contract which provided for automatic annual renewals unless terminated in writing by either party. The Duke Supply Contract, which expired in March 2004 was not renewed. The purchase price was indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (Suppliers). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     The Company's current long-term supply agreements in effect as of July 31, 2004 (Supply Contracts) provide for minimum quantities of LPG totaling up to approximately 22,100,000 gallons per month although the Monthly 2004 Contracts provide for lesser quantities. The actual amounts supplied under Supply Contracts averaged approximately 18,700,000 gallons per month for the year ended July 31, 2004.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of the Plant Commitment or Koch Supply over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.


NOTE Q - OTHER INCOME

     In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the year ended July 31, 2004.


NOTE R - SPIN-OFF

     During September 2003, the Company's Board of Directors and the Independent Committee of its Board of Directors formally approved the terms of the Spin-Off (see below) and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission. On September 30, 2004 the Common Units of Rio Vista were distributed to Penn Octane's stockholders.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

     As a result of the Spin-Off, Rio Vista will own and operate the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista will sell LPG directly to PMI and will purchase LPG from Penn Octane under a long-term supply agreement.

     INTERCOMPANY  PURCHASE  AGREEMENT  FOR  LPG

     Penn Octane entered into a Purchase Agreement with RVOP pursuant to which RVOP agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to RVOP by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. This agreement further provides that RVOP will have no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributes to RVOP under the Contribution, Conveyance and Assumption Agreement. The Purchase Agreement terminates on the earlier to occur of:

          - Penn Octane ceases to have the right to access the Seadrift pipeline that connects to Rio Vista's Brownsville terminal facilities; and

          - RVOP ceases to sell LPG using any of the assets contributed by Penn Octane to RVOP pursuant to the Contribution, Conveyance and Assumption Agreement.

     The price Rio Vista will pay for LPG under this contract is indexed to the price quoted by the Oil Price Information Service for Mt. Belvieu non-tet propane and non-tet normal butane, plus other costs and amounts based on a formula that takes into consideration operating costs to both Penn Octane and to Rio Vista.

     OMNIBUS  AGREEMENT

     In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista and its subsidiaries that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

     INDEMNIFICATION PROVISIONS. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista against certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista, and assets retained, by Penn Octane that relate to events or conditions occurring or existing before the completion of the distribution. Penn Octane will also indemnify Rio Vista for liabilities relating to:

          -    legal  actions  against  Penn  Octane;

          - events and conditions associated with any assets retained by Penn Octane;

          - certain defects in the title to the assets contributed to Rio Vista by Penn Octane that arise within three years after the completion of the distribution to the extent such defects materially and adversely affect Rio Vista's ownership and operation of such assets;

          - Rio Vista's failure to obtain certain and consents and permits necessary to conduct Rio Vista's business to the extent such liabilities arise within three years after the completion of the distribution; and

          - certain income tax liabilities attributable to the operation of the assets contributed to Rio Vista prior to the time that they were contributed.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

     Rio Vista will indemnify Penn Octane for certain potential environmental liabilities associated with the operation of the assets contributed to Rio Vista that relate to events or conditions occurring or existing after the completion of the distribution and for federal income tax liabilities in excess of $2,500,000 incurred by Penn Octane as a result of the distribution.

     SERVICES. Under the Omnibus Agreement, Penn Octane will provide Rio Vista with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Penn Octane in connection with its management and operation of the assets of Rio Vista during the one-year period prior to the completion of the distribution. These services will include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit and incentive compensation plans and other corporate services. Penn Octane will be reimbursed for the costs and expenses it incurs in rendering these services, including an overhead allocation to Rio Vista of Penn Octane's indirect general and administrative expenses from its corporate allocation pool. The General Partner will determine the general and administrative expenses that will be allocated to Rio Vista. Administrative and general expenses directly associated with providing services to Rio Vista (such as legal and accounting services) are not included in the overhead allocation pool.

     RELATED PARTY TRANSACTIONS. The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, the term material agreements means any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

     AMENDMENT AND TERMINATION. The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if such amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

     GENERAL  PARTNER  OPTIONS

     Penn Octane's 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital and Mr. Richter of the options to each acquire 25% of the General Partner (General Partner Options) causing Penn Octane's ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of Rio Vista.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

     TRANSFERRED ASSETS
          The following assets of Penn Octane were transferred to the operating subsidiary of Rio Vista on September 30, 2004:

          Brownsville  Terminal  Facilities
          US   Mexico  Pipelines,  including  various  rights  of  way  and land obtained  in  connection  with  operation of US Pipelines between
               Brownsville  Terminal  Facility  and  the  US  Border
          Inventory  located  in  storage  tanks  and  pipelines  located  in
               Brownsville  (and  extending  to storage and pipelines located in assets  held  by  the  Mexican  subsidiaries)
          Contracts  and  Leases  (assumed  and/or  assigned):
               Lease Agreements:
                    Port  of  Brownsville:
                         LPG  Terminal  Facility
                         Tank  Farm  Lease
          US   State  Department  Permit
          Other  licenses and permits in connection with ownership and operation of  the  US  pipelines  between  Brownsville  and  US  border
          Investment in Subsidiaries:
               Penn Octane  de  Mexico, S. de R.L. de C.V., consisting primarily of a permit to transport LPG from the Mexican Border to the Matamoros Terminal Facility
               Termatsal,  S. de R.L. de C.V., consisting primarily of land, LPG terminal facilities, Mexican pipelines and rights of way, and equipment used in the transportation of LPG from the Mexican border to the Matamoros terminal facility and various LPG terminal equipment
               Penn Octane International LLC
          Option to acquire Tergas, S.A. de C.V.

     Each stockholder of Penn Octane on September 30, 2004, received one Common Unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     Holders of unexercised warrants of Penn Octane as of the date of the Spin-Off received an adjustment to reduce the exercise price of their existing Penn Octane warrant and new warrants to purchase Common Units of Rio Vista to reflect the transfer of assets from Penn Octane into Rio Vista. As of the date of the Spin-Off, Penn Octane had 2,542,500 warrants to purchase common stock outstanding. The adjustment to the exercise price of Penn Octane warrants was determined by multiplying the original exercise price of Penn Octane warrants by 0.369. The number of Rio Vista warrants given to the holder of Penn Octane warrants as of the date of the Spin-Off was determined by dividing the existing number of warrants of Penn Octane by eight. The exercise price of the Rio Vista warrants was determined by multiplying the original exercise price of the existing Penn Octane warrants by 5.05. The expiration date of the Rio Vista warrants is the same as the existing Penn Octane warrants.

     Under the terms of Rio Vista's partnership agreement, the General Partner is entitled to receive cash distributions from Rio Vista in accordance with a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the Common Units as annual cash distributions exceed certain milestones.

     It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option will be the pro rata share (.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Penn Octane will retain voting control of Rio Vista pursuant to a voting agreement. In addition, Shore Capital received warrants to acquire 763,737 shares of the common stock of Penn Octane at $1.14 per common share and 97,415 Common Units of Rio Vista at $8.47 per Common Unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

     Rio Vista is liable as guarantor for Penn Octane's collateralized debt and will continue to pledge all of its assets as collateral. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under Penn Octane's revolving credit facilities, or any other covenant which may exist under any other credit arrangement or other regulatory requirement at the time.

     The Spin-Off is a taxable transaction for federal income tax purposes (and may also be taxable under applicable state, local and foreign tax laws) to both the Company and its stockholders. Penn Octane intends to treat the Spin-Off as a "partial liquidation" for federal income tax purposes. A "partial liquidation" is defined under Section 302(e) of the Internal Revenue Code as a distribution that (i) is "not essentially equivalent to a dividend," as determined at the corporate level, which generally requires a genuine contraction of the business of the corporation, (ii) constitutes a redemption of stock and (iii) is made pursuant to a plan of partial liquidation and within the taxable year in which the plan is adopted or within the succeeding taxable year.

     Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum tax and state franchise tax of approximately $238,000. However, the Internal Revenue
     Service (IRS) may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. If there is determined to be an income tax liability resulting from the Spin-Off, to the extent such liability is greater than $2,500,000, Rio Vista has agreed to indemnify Penn Octane for any tax liability resulting from the transaction which is in excess of that amount.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

     The following unaudited pro forma condensed consolidated financial information for the Company give effect to the Asset Transfer and the resulting allocation of sales, cost of goods sold and expenses, and to certain pro forma adjustments. The unaudited pro forma condensed consolidated statement of income for the year ended July 31, 2004 assumes that the above transaction was consummated as of August 1, 2003. The unaudited pro forma condensed consolidated balance sheet at July 31, 2004 assumes that the transaction was consummated on July 31, 2004. Because the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner, Rio Vista has been consolidated with the Company and the interests of the limited partners have been classified as minority interests in the unaudited pro forma condensed consolidated financial information.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES
                                         PRO FORMA CONSOLIDATED BALANCE SHEET
                                                    JULY 31, 2004
                                                     (UNAUDITED)


                                                     AS REPORTED      PRO FORMA                 PRO FORMA
                                                    JULY 31, 2004    ADJUSTMENTS              JULY 31, 2004
                                                   ---------------  --------------            --------------
ASSETS:
------
Current Assets
    Cash                                           $      384,074   $     162,515        (1)  $      546,589
    Restricted cash                                     6,314,071               -                  6,314,071
    Trade accounts receivable, net                      6,207,067               -                  6,207,067
    Inventories                                         1,632,992       ( 383,268)       (2)       1,632,992
                                                                          383,268        (5)
    Prepaid expenses and other current assets             210,520                                    210,520
                                                   ---------------  --------------            --------------
      Total current assets                             14,748,724         162,515                 14,911,239

    Investment in subsidiary                                    -      14,908,192        (2)               -
                                                                     (    162,515)       (1)
                                                                     ( 14,538,734)       (3)
                                                                     (    184,729)       (5)
                                                                     (     22,214)       (6)
 Property, plant and equipment - net                   16,398,280    ( 14,524,924)       (2)      16,398,280
                                                                       14,524,924        (5)
 Lease rights (net of accumulated amortization of
   $ 753,330)                                             400,709               -                    400,709
 Other non-current assets                                  29,639               -                     29,639
                                                   ---------------  --------------            --------------
      Total assets                                 $   31,577,352   $     162,515             $   31,739,867
                                                   ===============  ==============            ==============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES
                                  PRO FORMA CONSOLIDATED BALANCE SHEET-CONTINUED
                                                   JULY 31, 2004
                                                    (UNAUDITED)


                                                              AS REPORTED       PRO FORMA             PRO FORMA
                                                             JULY 31, 2004     ADJUSTMENTS          JULY 31, 2004
                                                            ---------------  ---------------       ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
  Current maturities of long-term debt                      $      162,694   $            -        $      162,694
  Short-term debt                                                        -                -                     -
  Revolving line of credit                                       2,688,553                -             2,688,553
  LPG trade accounts payable                                     7,432,728                -             7,432,728
  Other accounts payable                                         1,784,643                -             1,784,643
  United States and foreign taxes payable                            5,194           55,011   (7)          60,205
  Accrued liabilities                                            1,123,979          183,005   (7)       1,306,984
                                                            ---------------  ---------------       ---------------
    Total current liabilities                                   13,197,791          238,016            13,435,807
                                                            ---------------  ---------------       ---------------

Long-term debt, less current maturities                          1,729,202                -             1,729,202

Commitments and contingencies                                            -                -                     -

Minority interest                                                        -       14,723,463   (4)      14,723,463

Stockholders' Equity:
   Common stock - $.01 par value, 25,000,000 shares
      Authorized; 15,285,245 shares issued and outstanding         152,852                -               152,852

Additional paid-in-capital                                      28,460,972    (  14,723,463)  (4)      28,479,457
                                                                                 14,723,463   (5)
                                                                                     18,485   (6)
Note receivable from an officer for exercise of warrants,
    net of reserves of $468,693                                ( 2,728,000)               -          (  2,728,000)
Accumulated deficit                                            ( 9,235,465)   (      40,699)  (6)    ( 24,052,914)
                                                                              (  14,538,734)  (3)
                                                                              (     238,016)  (7)
                                                            ---------------  ---------------       ---------------
    Total stockholders' equity                                  16,650,359    (  14,798,964)            1,851,395

                                                            ---------------  ---------------       ---------------
      Total liabilities and stockholders' equity            $   31,577,352   $      162,515        $   31,739,867
                                                            ===============  ===============       ===============

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

                                        PENN OCTANE CORPORATION AND SUBSIDIARIES
                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                YEAR ENDED JULY 31, 2004
                                                       (UNAUDITED)


                                                               AS REPORTED                                 PRO FORMA
                                                             AUGUST 1, 2003 -      PRO FORMA            AUGUST 1, 2003-
                                                              JULY 31, 2004       ADJUSTMENTS            JULY 31, 2004
                                                            ------------------  ---------------        -----------------

Revenues                                                    $     177,663,524   $            -         $    177,663,524

Cost of goods sold                                                168,059,905                -              168,059,905
                                                            ------------------  ---------------        -----------------

Gross profit                                                        9,603,619                -                9,603,619
                                                            ------------------  ---------------        -----------------

Selling, general and administrative expenses (11)
  Legal and professional fees                                       1,917,562                -                1,917,562
  Salaries and payroll related expenses                             2,439,333          850,058    (8)         3,289,391
  Other                                                             1,455,610          183,005   (10)         1,638,615
                                                            ------------------  ---------------        -----------------
                                                                    5,812,505        1,033,063                6,845,568

  Loss on sale of CNG assets                                 (        500,000)               -           (      500,000)
  Asset impairment charge                                    (        324,041)               -           (      324,041)
                                                            ------------------  ---------------        -----------------

    Operating income (loss)                                         2,967,073     (  1,033,063)               1,934,010

Other income (expense)
    Interest and LPG and Fuel Products financing expense     (      1,445,188)               -           (    1,445,188)
    Interest income                                                    63,449                -                   63,449
    Other income                                                      210,000                -                  210,000
    Minority interest in equity of earnings of subsidiary                   -     (  2,612,399)   (9)    (    2,612,399)
                                                            ------------------  ---------------        -----------------
         Income (loss) before taxes                                 1,795,334     (  3,645,462)          (    1,850,128)

Provision (benefit) for income taxes                         (          2,992)          55,011   (10)            52,019
                                                            ------------------  ---------------        -----------------

    Net income (loss)                                       $       1,798,326   $ (  3,700,473)        $ (    1,902,147)
                                                            ==================  ===============        =================


Net income (loss) per common share                          $            0.12                          $ (          .12)
                                                            ==================                         =================

Net income (loss) per common share assuming dilution        $            0.12                          $ (          .12)
                                                            ==================                         =================

Weighted average common shares outstanding                         15,305,500                                15,305,500
                                                            ==================                         =================

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE R - SPIN-OFF OF SUBSIDIARY - CONTINUED

                    PENN OCTANE CORPORATION AND SUBSIDIARIES
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                            YEAR ENDED JULY 31, 2004
                            ------------------------
                                   (UNAUDITED)

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

BALANCE  SHEET:

The unaudited pro forma condensed consolidated balance sheets assume that such transactions were consummated on July 31, 2004.

     (1) To record the exercise of the options granted to Shore Capital and Mr. Richter to each acquire 25% of the limited liability company interests of the General partner of Rio Vista.
     (2) To reflect the transfer of assets from Penn Octane to Rio Vista in exchange for limited and general partnership interests.
     (3) To record the Spin-Off of Penn Octane's limited partnership interests in Rio Vista to its stockholders.
     (4)  To  reflect  minority  interest  in  the  equity  of  Rio  Vista.
     (5)  To  eliminate  intercompany  transactions  between Penn Octane and Rio
          Vista.
     (6) Represents the estimated intrinsic value associated with the (i) options granted to Shore Capital and Mr. Richter to acquire a 50% interest in the General Partner and (ii) options granted to Shore Capital to acquire a 5% limited partnership interest in Rio Vista and 5% interest in the common shares of Penn Octane.
     (7) To record estimated alternative minimum tax and state taxes resulting from the Spin-Off .

INCOME STATEMENT:

The unaudited pro forma condensed consolidated statements of income for the year ended July 31, 2004 assume that the Spin-Off was consummated as of August 1, 2003.

     (8) Represents the estimated intrinsic value associated with the (i) options granted to Shore Capital and Mr. Richter to acquire a 50% interest in the General Partner and (ii) options granted to Shore Capital to acquire a 5% limited partnership interest in Rio Vista and 5% interest in the common shares of Penn Octane.
     (9)  To  record  minority  interest  in  earnings  of  Rio Vista.
     (10) To record estimated alternative minimum tax and state taxes resulting from the Spin-Off.
     (11) The Company anticipates that it will incur additional direct costs, including tax related services, public listing fees and transfer fees resulting from Rio Vista becoming publicly traded.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S - REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility and therefore, the Company maybe unable to obtain additional financing collateralized by those assets. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts with PMI (see note P). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. As discussed in note P, the Company has LPG supply contracts which require it to purchase volumes of LPG materially in excess of monthly volumes under the Monthly 2004 Contracts (Mismatched LPG). The volume of the Mismatched LPG was materially lower prior to April 1, 2004 than subsequent to April 1, 2004, and the Company was able to dispose of the Mismatched LPG prior to April 1, 2004 at acceptable margins. The Company may incur additional reductions of gross profits on sales of LPG in disposing of the Mismatched LPG if (i) the volume of LPG sold under the Monthly 2004 Contracts declines below the current levels of approximately 13,000,000 gallons per month and/or the margins are materially reduced and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company will also incur the additional public company and income tax preparation costs for Rio Vista. As a result, the Company may not have sufficient cash flow to make distributions to Rio Vista's unitholders and to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the continued sale of LPG to PMI at acceptable monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S - REALIZATION OF ASSETS - CONTINUED

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins. In addition, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG, (iii) increase the amount of financing for its products and operations, and (iv) raise additional debt and/or equity capital.

     At July 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,700,000. If the net operating loss carryforwards are utilized in the future, the Company will begin to pay federal income tax at the corporate income tax rate.

                                                                                SCHEDULE II

                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                             VALUATION AND QUALIFYING ACCOUNTS

                          YEARS ENDED JULY 31, 2004, 2003 AND 2002



                   Balance at    Charged to                                         Balance
                  Beginning of    Costs and     Charged to                          at End
 Description         Period       Expenses    Other Accounts    Deductions (a)     of Period
----------------  -------------  -----------  ---------------  ----------------    ----------

Year ended  July
----------------
31, 2004
--------

Allowance for
doubtful
accounts          $       5,783  $         -  $             -  $      (  5,783)  $          0

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

ITEM 9B. OTHER INFORMATION.

     Inapplicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     DIRECTORS OF THE COMPANY

The names of the Company's directors and certain information about them are set forth below:

                                                                                                          DIRECTOR
NAME OF DIRECTOR           AGE  POSITION WITH COMPANY                                                      SINCE
-------------------------  ---  ------------------------------------------------------------------------  --------

Jerome B. Richter . . . .   68  Chairman of the Board of Directors, Chief Executive Officer and Director      1992

Richard "Beau" Shore, Jr.   38  President and Director                                                        2003

Stewart J. Paperin. . . .   56  Director                                                                      1996

Harvey L. Benenson. . . .   56  Director                                                                      2000

Emmett M. Murphy. . . . .   53  Director                                                                      2001


     All directors were elected at the fiscal 2003 Annual Meeting of Stockholders of the Company held on July 30, 2004. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

     JEROME B. RICHTER founded the Company and served as its Chairman of the Board and Chief Executive Officer from the date of its organization in August 1992 to December 1994, when he resigned from such positions and became Secretary and Treasurer of the Company. He resigned from such positions in August 1996. Effective October 1996, Mr. Richter was elected Chairman of the Board, President and Chief Executive Officer of the Company. During May 2003, Mr. Richter resigned from his position as President of the Company upon the election of Mr. Shore to such position.

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

     STEWART J. PAPERIN was elected a director of the Company in February 1996. Since July 1996, Mr. Paperin has served as Executive Vice President of the Soros Foundations Open Society Institute, which encompasses the charitable operations of 40 foundations in Central and Eastern Europe, the United States, Africa, and Latin America, and as a portfolio manager of Soros Fund Management.

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

       The following directors are considered "independent" under applicable rules of the Nasdaq Stock Market: Messrs. Benenson, Murphy, and Paperin. As a result, the majority of the Board of Directors is comprised of independent directors.

     The  Company's  audit committee (the "Audit Committee") consists of Stewart
J. Paperin, Harvey L. Benenson, and Emmett M. Murphy. All of the members of the Audit Committee are "independent" under applicable rules of the Nasdaq Stock Market. Mr. Paperin and Mr. Murphy are considered "audit committee financial experts" as defined in applicable rules of the Securities and Exchange Commission.

     EXECUTIVE OFFICERS OF THE COMPANY

     The names of the Company's executive officers, and certain information about them are set forth below:

                                                                                                            OFFICER
NAME OF EXECUTIVE OFFICER  AGE  POSITION WITH COMPANY                                                        SINCE
-------------------------  ---  --------------------------------------------------------------------------  -------

Jerome B. Richter           68  Chairman of the Board of Directors, Chief Executive Officer and Director       1992

Richard "Beau" Shore, Jr.   38  President and Director                                                         2003

Charles Handly              68  Chief Operating Officer and Executive Vice President                           2003

Ian T. Bothwell             44  Vice President, Treasurer, Chief Financial Officer and Assistant Secretary     1996

Jerry L. Lockett            63  Vice President and Secretary                                                   1998

JEROME  B.  RICHTER  -  see  biographical  information  above.

RICHARD  "BEAU"  SHORE,  JR.  -  see  biographical  information  above.

CHARLES HANDLY was appointed Chief Operating Officer and Executive Vice President of the Company in May 2003. From August 2002 through April 2003, Mr. Handly served as Vice President of the Company. From August 2000 through July 2002, Mr. Handly provided consulting services to the Company. Mr. Handly previously served as a director of the Company from August 2000 until August 2002 and from July 2003 through July 2004. Mr. Handly's term as a director ended on July 30, 2004 with the fiscal 2003 Annual Meeting. Mr. Handly was not able to stand for reelection to the Board of Directors at the fiscal 2003 Annual Meeting in order to satisfy new requirements of the Nasdaq Stock Market regarding independence of the board. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon's Natural Gas Department. From 1987 until 1997, Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon's Supply Department.

IAN T. BOTHWELL was elected Vice President, Treasurer, Assistant Secretary and Chief Financial Officer of the Company in October 1996. He also served as a director of the Company from March 1997 until July 2004. Mr. Bothwell's term as a director ended on July 30, 2004 with the fiscal 2003 Annual Meeting. Mr. Bothwell was not able tot stand for reelection to the Board of Directors at the fiscal 2003 Annual Meeting in order to satisfy new requirements of the Nasdaq Stock Market regarding independence of the board. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase the Company's CNG assets.

JERRY L. LOCKETT joined the Company as a Vice President in November 1998. In January 2004, Mr. Lockett was elected Secretary of the Company. He also served as a director of the Company from 1999 until July 2004. Mr. Lockett's term as a director ended on July 30, 2004 with the fiscal 2003 Annual Meeting. Mr. Lockett was not able to stand for reelection to the Board of Directors at the fiscal 2003 Annual Meeting in order to satisfy new requirements of the Nasdaq Stock Market regarding independence of the board. Prior to joining the Company, Mr. Lockett held a variety of positions during a 31 year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide's wholly-owned pipeline subsidiaries.

In 2004 the Company adopted a code of conduct applicable to its principal executive officer, principal accounting officer and principal financial officer, a copy of which is attached hereto as an exhibit.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Exchange Act, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that all directors, officers and 10% stockholders complied with such filing requirements, except as follows: Mr. Benenson filed a late report on Form 3 in August 2003 and a Form 5 in September 2004 containing a late report of certain warrant transactions; Mr. Bothwell filed a corrected Form 5 in February 2004 in order to report his warrant holdings in Table II; Mr. Lockett filed a late Form 4 in January 2004 to report a change in form of ownership of shares held by his children and to report his warrant holdings in Table II; Mr. Murphy filed a late report on Form 3 in July 2004, a Form 5 in September 2004 containing a late report of certain purchase and sale transactions and certain warrant transactions, and a late report on Form 4 in November 2004 to report certain purchases during the pervious month; Mr. Paperin filed a Form 5 in September 2004 containing a late report of his warrant transactions; and Mr. Richter filed a corrected Form 4 in January 2004 to report his warrant holdings in Table II.

ITEM  11.  EXECUTIVE  COMPENSATION.

     COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION

     The Company's compensation to executive management was administered by the Compensation Committee of the Board of Directors. As of July 31, 2004, the Compensation Committee was comprised of three directors (Mr. Richter resigned effective July 30, 2004), of which all are outside directors, who report to the Board of Directors on all compensation matters concerning the Company's executive officers (the "Executive Officers"), including the Company's Chief Executive Officer and the Company's other Executive Officers (collectively, with the Chief Executive Officer, the "Named Executive Officers") (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the Compensation Committee considers several factors including overall performance of the Named Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of the Company. The Compensation Committee provides compensation to the Named Executive Officers in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

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

     CHIEF EXECUTIVE OFFICER'S COMPENSATION: During fiscal year 2004, Mr. Richter was paid in accordance with the terms of his employment agreement which was in effect during the period. The Board of Directors continued to ratify prior elections not to accrue any future interest payable by Mr. Richter on his note to acquire shares of common stock of the Company to the Company so long as Mr. Richter continued to provide guarantees to certain of the Company's creditors. In connection with the Spin-Off , the Company granted Mr. Richter an option to purchase 25% of the General Partner of Rio Vista (the "Option"). The Compensation Committee determined that Mr. Richter's compensation under the employment agreement and the Option are fair to the Company, especially considering the position of Mr. Richter with the Company.


                             COMPENSATION COMMITTEE

                               STEWART  J. PAPERIN
                               HARVEY L. BENENSON
                                EMMETT M. MURPHY
                    JEROME B. RICHTER (through July 30, 2004)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the Compensation Committee during fiscal year 2004. Messr. Jerome Richter also served as a member of the Compensation committee in fiscal year 2004 until his resignation on July 30, 2004. Mr. Richter is the Chief Executive Officer of the Company, so his compensation during his term on the Compensation Committee was subject to ratification by the Board of Directors.

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

                                                SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                      -----------------------------------------  ------------------------------------
                                                                         AWARDS                   PAYOUTS
                                                                       -------------            -----------
                                                           ALL OTHER                 SECURITIES
                                                            ANNUAL     RESTRICTED   UNDERLYING                 ALL OTHER
      NAME AND PRINCIPAL                                    COMPEN-       STOCK       OPTIONS/     LTIP      COMPENSATION
          POSITION            YEAR   SALARY ($)  BONUS ($)  SATION ($)   AWARDS ($)    SARS (#)  PAYOUTS ($)      ($)

Jerome B. Richter,
   Chairman of the              2004  300,000      189,695   -           -          -              -          158,932(1)
   Board and Chief              2003  300,000      208,832   -           -          -              -           54,733(1)
   Executive Officer            2002  300,000      319,436   -           -          -              -                   -


Richard Shore, Jr.,
  President                     2004  360,000           -    -           -          -              -                   -
                                2003   78,462           -    -           -          -              -                   -
                                2002        -           -    -           -          -              -                   -


Charles Handly,
  Chief Operating Officer       2004  180,000           -    -           -          -              -                   -
  and  Executive Vice           2003  138,461           -    -           -          -              -                   -
  President                     2002    6,923           -    -           -          -              -                   -


Ian T. Bothwell,
  Vice President, Treasurer,    2004  180,000           -    -           -          -              -                   -
  Assistant Secretary and       2003  180,000           -    -           -          -              -                   -
  Chief Financial Officer       2002  168,000           -    -           -          -              -                   -

Jerry L. Lockett,               2004  132,000           -    -           -          -              -                   -
  Vice President and Secretary  2003  132,000           -    -           -          -              -                   -
                                2002  132,000           -    -           -          -              -                   -

_______________________________

(1) In connection with Mr. Richter's employment contract, the Company paid these amounts for life insurance premiums on behalf of Mr. Richter.

                                 AGGREGATED WARRANT EXERCISES DURING FISCAL 2004
                                       AND WARRANT VALUES ON JULY 31, 2004


                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                      NUMBER OF SHARES                       UNDERLYING UNEXERCISED           IN-THE-MONEY
                        ACQUIRED UPON      VALUE REALIZED   WARRANTS AT JULY 31, 2004  WARRANTS AT JULY 31, 2004
                    EXERCISE OF WARRANTS    UPON EXERCISE       (#) EXERCISABLE/       EXERCISABLE/UNEXERCISABLE
       NAME                  (#)                 ($)              UNEXERCISABLE                  ($)(1)
------------------  ---------------------  ---------------  -------------------------  --------------------------

Jerome B. Richter                       0                0                510,000 / 0                        0/0
Richard Shore, Jr.                      0                0                      0 / 0                        0/0
Charles Handly                          0                0              139,521 / 479                        0/0
Ian T. Bothwell                         0                0                310,000 / 0                        0/0
Jerry L. Lockett                        0                0                210,000 / 0                        0/0

(1)  Based on a closing price of $2.05 per share of Common Stock on July 31, 2004.


     EMPLOYMENT CONTRACTS

     From February 2001 through July 2002, the Company continued the terms of the previous six year employment agreement with Mr. Richter, the Chief Executive Officer of the Company, which had expired in January 2001 (the "Old Agreement"). Under the Old Agreement, Mr. Richter was entitled to receive $300,000 in annual compensation until earnings exceed a gross profit of $500,000 per month for an annual period (Minimum Gross Profit), whereupon Mr. Richter was entitled to an increase in his salary to $40,000 per month for the first year of the agreement increasing to $50,000 per month during the second year of the agreement. Mr. Richter was entitled to an increase in his salary to $480,000 for the first year following the period in which the Minimum Gross Profit is met, increasing to $600,000 per year during the second year following the period in which the Minimum Gross Profit is met. He was also entitled to an annual bonus of 5% of all pre-tax profits of the Company. He was also entitled to receive warrants to purchase 200,000 shares of Common Stock of Penn Octane at an exercise price of $5.00 per share upon the Company achieving the Minimum Gross Profit. Mr. Richter's employment agreement also entitled him to a right of first refusal to participate in joint venture opportunities in which the Company may invest, contained a covenant not to compete for a period of one year from his termination of the agreement and had restrictions on use of confidential information.

     Effective July 2002, the Company entered into a new three year employment agreement with Mr. Richter (the "New Agreement"). Under the terms of the New Agreement, Mr. Richter is entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus 5% of net income before taxes of the Company. In addition, Mr. Richter was entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices. The Company has yet to issue Mr. Richter his warrant grant in connection with the New Agreement. In connection with the New Agreement, Mr. Richter also is the beneficiary of a term life insurance policy which is paid for by the Company.

     In connection with the New Agreement, the Company also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter's promissory note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's promissory note in the event that either (a) the share price of Penn Octane's common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20.

     Effective November 2002, the Company and Shore Capital entered into a consulting contract whereby the Company agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event the Company effectively converted its structure into a publicly traded limited partnership (the "MLP"), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of the Company into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for the Company to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. The Company did not convert to an MLP as originally structured.

     In May 2003, Mr. Shore was appointed President of the Company. Effective May 13, 2003, the Company and Mr. Shore entered into a two-year employment agreement. Under the terms of the agreement, Mr. Shore is entitled to receive a monthly salary of $30,000 per month and in connection with the Company's revised structure to form an MLP, Shore Capital received options exercisable after the date of the distribution of the Common Units of Rio Vista to the stockholders of Penn Octane, to purchase 97,415 Common Units of Rio Vista at a per Common Unit exercise price of $8.47, to purchase 763,737 shares of common stock of Penn Octane at a per common share exercise price of $1.14 and to purchase 25% of the General Partner of Rio Vista, at an exercise price equal to .5% of the tax basis capital of Rio Vista immediately after the distribution of Common Units of Rio Vista to the stockholders of Penn Octane. Under the terms of his employment agreement, Mr. Shore may make monetary investments in other businesses so long as the business does not directly compete with the Company.

     COMPENSATION  OF  DIRECTORS

     At a meeting of the Board of Directors (the "Board") held in September 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the "Plan"). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane and are to be granted additional warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director. All such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are equal to the average trading price of Penn Octane's common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period. The Company does not pay cash compensation to outside directors but does reimburse expenses incurred by directors in connection with board and committee meetings.

     STOCK  PERFORMANCE  GRAPH

     The following graph compares the yearly percentage change in the Company's cumulative, five-year total stockholder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on August 1, 1999 in each of Penn Octane's Common Stock, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The graph is not, nor is it intended to be, indicative of future performance of Penn Octane's Common Stock.

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

                             PENN OCTANE CORPORATION
                             STOCK PERFORMANCE GRAPH
                                  JULY 31, 2004


                               [GRAPHIC  OMITED]


-----------------------------------------------------------------
                         1999   2000   2001   2002   2003   2004
-----------------------  -----  -----  -----  -----  -----  -----
Penn Octane Corporation  $ 100  $ 302  $ 168  $ 130  $ 139  $  86
-----------------------  -----  -----  -----  -----  -----  -----
Russell 2000 Index       $ 100  $ 113  $ 109  $  88  $ 107  $ 124
-----------------------  -----  -----  -----  -----  -----  -----
NASDAQ Index             $ 100  $ 143  $  77  $  50  $  66  $  71
-----------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the amount of stock of the Company beneficially owned as of October 19, 2004 by each person known by the Company to own beneficially more than 5% of the outstanding shares of Penn Octane's outstanding common stock ("Common Stock").

                                                       AMOUNT AND NATURE OF
                                                     BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                 COMMON STOCK(1)           COMMON STOCK
---------------------------------------------------  ------------------------  --------------------
Jerome B. Richter (2) . . . . . . . . . . . . . . .                 4,398,750                27.85%

The Apogee Fund, Paradigm Capital Corporation, and
 Emmett M. Murphy (3) . . . . . . . . . . . . . . .                 1,227,700                 8.01%

Trellus Management Company, LLC (4).. . . . . . . .                   836,392                 5.47%

Kayne Anderson Capital Advisors, L.P. (5) . . . . .                   800,765                 5.24%

_______________
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 19, 2004, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 37,850 shares of Common Stock owned by Mr. Richter's spouse and 510,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock is owned of record by The Apogee Fund, and beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect The Apogee Fund assets. Includes 50,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants granted to Mr. Murphy.

(4)  350  Madison  Avenue,  9th  Floor,  New  York,  New  York.

(5) 1800 Avenue of the Stars, Second Floor, Los Angeles, California. All of the shares are owned by limited partnerships controlled by Kayne Anderson
     Capital Advisors, L.P. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships.

     The following table sets forth the amount of Common Stock of the Company beneficially owned as of October 15, 2004 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. Except as noted, the address of each person is c/o Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California.

                                                             AMOUNT AND NATURE OF
                                                           BENEFICIAL OWNERSHIP OF   PERCENT OF CLASS OF
NAME OF BENEFICIAL OWNER                                       COMMON STOCK(1)           COMMON STOCK
---------------------------------------------------------  ------------------------  --------------------

Jerome B. Richter (2) . . . . . . . . . . . . . . . . . .                 4,398,750                27.85%

Emmett M. Murphy (3). . . . . . . . . . . . . . . . . . .                 1,227,700                 8.01%

Richard "Beau" Shore, Jr. (4) . . . . . . . . . . . . . .                   779,737                 4.86%

Ian T. Bothwell (5) . . . . . . . . . . . . . . . . . . .                   310,000                 1.99%

Jerry L. Lockett (6). . . . . . . . . . . . . . . . . . .                   236,225                 1.52%

Stewart J. Paperin (7). . . . . . . . . . . . . . . . . .                   194,019                 1.26%

Charles Handly (8). . . . . . . . . . . . . . . . . . . .                   160,000                 1.04%

Harvey L. Benenson (9). . . . . . . . . . . . . . . . . .                    63,819                    *

All Directors and Named Executive Officers as a group (8
persons) (10) . . . . . . . . . . . . . . . . . . . . . .                 7,370,250                42.17%

_______________

*  Less  than  1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after October 19, 2004, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 37,850 shares of Common Stock owned by Mr. Richter's spouse and 510,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3) 201 Main Street, Suite 1555, Fort Worth, Texas. Mr. Murphy, who became a director of the Company in November 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced common stock is owned of record by The Apogee Fund; beneficial ownership of such securities is attributed to Mr. Murphy by reason of his voting and disposition power with respect to The Apogee Fund assets. Includes 50,000 shares of common stock issuable upon exercise of common stock purchase warrants granted to Mr. Murphy.

(4) Includes 763,737 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(5) Includes 310,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6) Includes 210,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7) Includes 143,819 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8) Includes 140,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(9) Includes 63,819 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(10) Includes 2,191,374 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

EQUITY  COMPENSATION  PLANS

     The following table provides information concerning Penn Octane's equity compensation plans as of July 31, 2004.

                                                                              NUMBER OF SECURITIES
                                                                            REMAINING AVAILABLE FOR
                        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         EQUITY COMPENSATION
                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
    PLAN CATEGORY         WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
                                  (a)                      (b)                        (c)
Equity compensation
plans approved by                      2,090,000  $                 4.90                    1,500,000 (1)(2)
security holders

Equity compensation
plans not approved by                    492,500  $                 2.50                            -
security holders (3)                   ---------                                            ----------

Total                                  2,582,500  $                 4.44                    1,500,000
                                       =========                                            ==========

(1) Pursuant to Penn Octane's Board Plan, the outside directors are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane upon their initial election as a director and warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director.
(2) Pursuant to Penn Octane's 2001 Warrant Plan, Penn Octane may issue warrants to purchase up to 1.5 million shares of common stock of Penn Octane.
(3) Penn Octane was not required to obtain shareholder approval for these securities.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During April 1997, Mr. Richter exercised warrants to purchase 2,200,000 shares of common stock of Penn Octane, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note was due on April 11, 2000. On April 11, 2000, Mr. Richter issued a new promissory note totaling $3,196,693 ("Mr. Richter's Promissory Note"), representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on Mr. Richter's Promissory Note in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). In July 2002 the Company extended the due date to July 29, 2005 and the interest rate was adjusted to the prime rate plus 1% on July 24, 2002 (5.75%). In connection with the extension, the Company agreed in Mr. Richter's employment agreement to continue to forgive any interest due from Mr. Richter pursuant to Mr. Richter's Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company's indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter's Promissory Note in the event that either (a) the share price of Penn Octane's common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20. Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him (see note S to the consolidated financial statements). Those shares were subsequently pledged to the holders of certain of the Company's debt obligations.

     Beginning in August 2002, the Company has employed Lon Richter, son of Jerome B. Richter. Lon Richter is currently employed as the director of information systems at an annual salary of approximately $96,000.

     On March 26, 2000, the wife of Mr. Jorge Bracamontes, a former director and executive officer of the Company, issued the Company a new promissory note totaling $46,603, representing the total unpaid principal and interest due under a prior promissory note due to the Company which matured March 26, 2000. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and the wife of Mr. Bracamontes agreed to exchange 1,864 shares of common stock of Penn Octane held by the wife of Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by the wife of Mr. Bracamontes to October 31, 2003. The wife of Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 13,136 shares of common stock of Penn Octane as collateral.

     During March 2000, Mr. Bracamontes, a former director and executive officer of the Company, exercised warrants to purchase 200,000 shares of common stock of Penn Octane, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.0% was due in April 2001. During November 2001, the Company and Mr. Bracamontes agreed to exchange 19,954 shares of common stock of Penn Octane held by Mr. Bracamontes for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bracamontes to October 31, 2003. Mr. Bracamontes was personally liable with full recourse under such promissory note and had provided the remaining 180,036 shares of common stock of Penn Octane as collateral.

     During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note,
(ii) forgive the remaining balance of his wife's $46,603 promissory note, (iii) issue 21,818 shares of Penn Octane's common stock (valued at approximately $75,000), and (iv) make certain payments of up to $500,000 based on the success of future projects (Mr. Richter agreed to guarantee these payments with 100,000 of his shares of the common stock of Penn Octane). Mr. Bracamontes continued to provide services and the Company paid Mr. Bracamontes $15,000 a month through March 31, 2004. All of the above amounts totaling approximately $520,000 and $120,000 were reflected in the consolidated financial statements as of July 31, 2003 and 2004 respectively, as salaries and payroll related expenses. Simultaneously, Mr. Bracamontes sold his 90% interest in Tergas, S.A. de C.V. ("Tergas"), a consolidated affiliate of the Company, to another officer of the Company, Mr. Vicente Soriano, who collectively owns a 95% interest in Tergas. The remaining balance is owned by Mr. Abelardo Mire, a consultant of the Company. The Company has an option to acquire Tergas for a nominal price of approximately $5,000. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

     During September 2000, Mr. Ian Bothwell, a director and executive officer of the Company, exercised warrants to purchase 200,000 shares of common stock of Penn Octane, at an exercise price of $2.50 per share. The consideration for the exercise of the warrants included $2,000 in cash and a $498,000 promissory note. The principal amount of the note plus accrued interest at an annual rate of 10.5% was due in April 2001. During November 2001, the Company and Mr. Bothwell agreed to exchange 14,899 shares of common stock of Penn Octane held by Mr. Bothwell for payment of all unpaid interest owing to the Company through October 2001. In addition, the Company agreed to extend the maturity date of the note held by Mr. Bothwell to October 31, 2003.

     On September 10, 2000, the Board of Directors approved the repayment by a company controlled by Mr. Bothwell (the "Buyer"), a director and executive officer of the Company, of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of Penn Octane owned by the Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000. The remaining note had a balance of $214,355 and was collateralized by compressed natural gas refueling station assets and 60,809 shares of Penn Octane's common stock owned by the Buyer.

     During October 2002, the Company agreed to accept the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for all notes outstanding at the time (with total principal amount of $652,759 plus accrued interest) owed to the Company by Mr. Bothwell, an executive officer and director of the Company. In connection with the transaction, the Company adjusted the fair value of the assets to $720,000 to reflect additional costs estimated to be incurred in disposing of the assets. The Company also recorded interest income as of July 31, 2003 on the notes of approximately $67,241, which had previously been reserved, representing the difference between the adjusted fair value of the assets and the book value of the notes.

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

     During March 2003, warrants to purchase 250,000 shares of common stock of Penn Octane were exercised by Trellus Partners, L.P. for which the exercise price totaling $625,000 was paid by reduction of a portion of the outstanding debt and accrued interest owed to Trellus Partners, L.P. by the Company. In addition, during March 2003, Trellus Partners, L.P. acquired 161,392 shares of common stock of Penn Octane from the Company at a price of $2.50 per share in exchange for cancellation of the remaining outstanding debt and accrued interest owed to Trellus Partners, L.P. totaling $403,480.

     It is anticipated that Mr. Richter and Shore Capital will exercise their General Partners Options in the near future. The exercise price for each option will be the pro rata share (0.5%) of Rio Vista's tax basis capital immediately after the Spin-Off. Penn Octane will retain voting control of Rio Vista pursuant to a voting agreement between Penn Octane, Mr. Richter and Shore Capital. In addition, Shore Capital received warrants to acquire 763,737 shares of the common stock of Penn Octane at $1.14 per common share and 97,415 Common Units of Rio Vista at $8.47 per Common Unit. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during fiscal years 2003 and 2004:

                                2003         2004
                            -----------  ------------

     Audit Fees             $  263,229   $   317,897

     Audit - Related Fees   $        -   $         -

      Tax Fees (1)          $   12,420   $    13,867

      All Other Fees        $165,746(2)  $240,083 (2)

     (1)  Represents  fees  billed  for  tax  compliance, tax advice and tax planning services.
     (2)  Represents  fees billed for accounting and tax issues related to Mexico and
          U.S.  with  $162,458  and  $227,570 representing fees billed related to the
          Spin-Off  for  the  years  ended  July  31,  2003  and  2004, respectively.

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

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.   Financial Statements and Financial Statement Schedules.

          The following documents are filed as part of this report:

          (1)  Consolidated Financial Statements:

               Penn Octane Corporation

                    Independent Auditor's Report

                    Consolidated Balance Sheet as of July 31, 2003 and 2004

                    Consolidated Statements of Operations for the years ended July 31, 2002, 2003 and 2004

                    Consolidated Statement of Stockholders' Equity for the years ended July 31, 2002, 2003 and 2004

                    Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2003 and 2004

                    Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts

     b.   Reports on Form 8-K.

          The following Reports on Form 8-K were filed during the period May 1 through July 31, 2004:

               the Company's Current Report on Form 8-K filed on May 7, 2004 regarding the expiration of the contract with PMI and commencement of monthly sales agreements with PMI.


     c.   Exhibits.

          THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REPORTS, AS NOTED:


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

      10.1*    Employment Agreement dated July 12, 1993 between the Registrant and Jerome B. Richter. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended October
               31, 1993 filed on March 7, 1994, SEC File No. 000-24394).


      10.2*    Promissory Note and Pledge and Security Agreement dated March 26, 1997 between M.I.
               Garcia Cuesta and the Registrant.  (Incorporated by reference to the Company's Quarterly
               Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997,
               SEC File No. 000-24394).

      10.3*    Promissory Note and Pledge and Security Agreement dated April 11, 1997 between Jerome B.
               Richter and the Registrant.  (Incorporated by reference to the Company's Quarterly Report on
               Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File
               No. 000-24394).

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

       10.8    Continuing Agreement for Private Letters of Credit dated October 14, 1997 between RZB
               Finance LLC and the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No.
               000-24394).

       10.9    Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company.
               (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

      10.10    General Security Agreement dated October 14, 1997 between RZB Finance LLC and the
               Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the
               year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

      10.11    Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome
               Richter.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the
               year ended July 31, 1997 file don November 13, 1997, SEC File No. 000-24394).

      10.12    Amendment letter dated April 22, 1998 between RZB Finance LLC and the Company.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394).

     10.13*    Employment Agreement dated November 17, 1997 between the Company and Jerry L. Lockett.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394).

      10.14    Lease/Installment Purchase Agreement dated November 24, 1998 by and between CPSC
               International and the Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-
               24394).


      10.15    Amendment No. 1, to the Lease/Installment Purchase Agreement dated November 25, 1999, dated January 7, 1999 by and between CPSC International and the Company.  (Incorporated by
               reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

      10.16    Amendment, to Lease/Installment Purchase Agreement dated February 16, 1999 dated January
               25, 1999 by and between CPSC International and the Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on
               November 9, 1999, SEC File No. 000-24394).

      10.17    Lease/Installment Purchase Agreement dated February 16, 1999 by and between CPSC
               International and the Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-
               24394).

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

     10.24*    Transfer of  Shares Agreement dated November 4, 1999 between Jorge Bracamontes and the
               Company.   (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed on December 14, 1999, SEC File No. 000-
               24394).

     10.25*    Transfer of  Shares Agreement dated November 4, 1999 between Juan Jose Navarro Plascencia
               and the Company.   (Incorporated by reference to the Company's Quarterly  Report on Form
               10-Q for the quarterly period ended October 31, 1999 filed on December 14, 1999, SEC File
               No. 000-24394).


      10.26    Addendum dated December 15, 1999 between CPSC International, Inc. and the Company.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000, filed on March 21, 2000, SEC File No. 000-24394).

      10.27    LPG Mix Purchase Contract (DTIR-010-00) dated March 31, 2000 between P.M.I. Trading
               Limited and the Company.  (Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No.
               000-24394).

      10.28    LPG Mix Purchase Contract (DTIR-011-00) dated March 31, 2000 between P.M.I. Trading
               Limited and the Company.  (Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No.
               000-24394).

      10.29    Product Sales Agreement dated February 23, 2000 between Koch Hydrocarbon Company and the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No. 000-
               24394).

      10.30    First Amendment Line Letter dated May 2000 between RZB Finance LLC and the Company.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No. 000-24394).

     10.31*    Promissory Note and Pledge and Security Agreement dated April 11, 2000 between Jerome B.
               Richter and the Registrant.  (Incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-
               24394).

     10.32*    Promissory Note and Pledge and Security Agreement dated March 25, 2000 between Jorge
               Bracamontes A. and the Registrant.  (Incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File
               No. 000-24394).

     10.33*    Promissory Note and Pledge and Security Agreement dated March 26, 2000 between M.I.
               Garcia Cuesta and the Registrant.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No.
               000-24394).

     10.34*    Promissory Note and Pledge and Security Agreement dated September 10, 2000, between Ian
               Bothwell and the Registrant. (Incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-
               24394).

     10.35*    Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated
               November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish).
               (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
               July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

     10.36*    Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated
               November 13, 2000, between Pedro Prado and the Company (Translation from Spanish).
               (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
               July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).


     10.37*    Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated
               November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation
               form Spanish).  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

     10.38*    Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de
               C.V. dated November 13, 2000, between Jorge Bracamontes and the Company.  (Translation from Spanish).  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

      10.39    Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de
               C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and the Company.
               (Translation from Spanish).  (Incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-
               24394).

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

     10.41*    Promissory Note and Pledge and Security Agreement dated November 30, 2000, between
               Western Wood Equipment Corporation and the Registrant.  (Incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2000, filed on December 12, 2000, SEC File No. 000-24394).

      10.42    Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the
               "Company") due December 15, 2001, and related agreements and instruments dated November
               28, 2001, between the Company and the holders of the Notes.  (Incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001, filed on December 17, 2001, SEC File No. 000-24394).

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

     10.47*    Employee contract entered into and effective July 29, 2002, between the Company and Jerome
               B. Richter.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-
               24394).


     10.48*    Equipment Acquisition Agreement effective October 18, 2002 by and between Penn Octane
               Corporation and Penn Wilson CNG, Inc., on the one hand, and B&A Eco-Holdings, Inc. and
               Ian T. Bothwell, on the other hand.  (Incorporated by reference to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003,
               SEC File No. 000-24394).

     10.49*    Bill of Sale dated October 18, 2002 between B&A Eco-Holdings, Inc. and the Company.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

     10.50*    Stock Purchase and Separation Agreement dated July 22, 2003 between Jorge Bracamontes and the Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 31, 2003, SEC File No. 000-24394).

     10.51*    Supplement and Amendment to Stock Purchase of Separation Agreement dated September
               12, 2003 between Jorge Bracamontes and the Company.  (Incorporated by reference to the
               Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed on
               November 3, 2003, SEC File No. 000-24394).

     10.52*    Amended Supplement and Amendment to Stock Purchase of Separation Agreement dated
               October 2, 2003 between Jorge Bracamontes and the Company.  (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed on
               November 3, 2003, SEC File No. 000-24394).



THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

      10.53*   Employee contract entered into and effective May 13, 2003 between the Company and
               Richard Shore, Jr.

      10.54    Form of Amendment to Promissory Note (the "Note") of Penn Octane Corporation (the
               "Company") due December 15, 2003, and related agreements and instruments dated January
               13, 2004, between the Company and the holders of the Notes.

      10.55    Contribution, Conveyance and Assumption Agreement entered into as of September 16,
               2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners
               L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P.

      10.56    Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P.

      10.57    Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation,
               Rio Vista Energy Partners L.P. and Subsidiaries.

      10.58    Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane
               Corporation, Rio Vista GP LLC , Rio Vista Energy Partners, L.P. and Rio Vista Operating
               Partnership L.P.

      10.59    Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio
               Vista Operating Partnership L.P.

      10.60    Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn
               Octane Corporation and Rio Vista Operating Partnership L.P.

      10.61*   Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane
               Corporation to Shore Capital LLC.


      10.62*   Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane
               Corporation to Jerome B. Richter.

      10.63*   Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore
               Capital LLC.

      10.64*   Penn Octane Corporation Common Stock Purchase Warrant dated October 1, 2004 granted to
               Shore Capital LLC.

      10.65    First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners
               L.P. dated as of September 16, 2004.

      10.66    Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of
               September 16, 2004.

      10.67*   Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC.

      10.68    First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating
               Partnership L.P. dated as of September 16, 2004.

      10.69    Amended and Restated Line Letter dated September 15, 2004 between RZB Finance LLC and
               Penn Octane Corporation.

      10.70    Replacement Promissory Note dated September 15, 2004 by Penn Octane Corporation to RZB
               Finance LLC.

      10.71    Consent Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane
               Corporation.

      10.72    Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated
               September 15, 2004.

      10.73    Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004.

      10.74    Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC
               dated as of September 15, 2004.

      10.75    General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004.

      10.76    General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance
               LLC dated as of September 15, 2004.

      10.77    Assignment of lease No. "2823" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.

      10.78    Assignment of lease No. "3165" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.

      10.79    Assignment of lease No. "3154" dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P.


       14.1    Code of Conduct of the Registrant

         21    Subsidiaries of the Registrant

         23    Consent of Independent Certified Public Accountant

       31.1    Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

       31.2    Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

         32    Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
               Sarbanes - Oxley Act of 2002

*  indicates  management  contract  or  compensatory  plan  or  arrangement.

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

November 9, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                               TITLE                            DATE
      ---------                               -----                            ----

/s/Jerome B. Richter    Jerome B. Richter                                November 9, 2004
----------------------
                        Chairman and Chief Executive
                         Officer (Principal Executive Officer)

/s/Richard  Shore, Jr.  Richard  Shore, Jr.                              November 9, 2004
----------------------  President

/s/Charles Handly       Charles Handly                                    November 9, 2004
----------------------  Executive Vice President, Chief
                        Operations Officer

/s/Ian T. Bothwell      Ian T. Bothwell                                  November 9, 2004
----------------------  Vice President, Chief Financial Officer,
                          Treasurer and Assistant Secretary
                          (Principal Financial and Accounting
                          Officer)

/s/Jerry Lockett        Jerry Lockett                                    November 9, 2004
----------------------  Vice President and Secretary


/s/Stewart J. Paperin   Stewart J. Paperin                               November 9, 2004
----------------------  Director


/s/Harvey L. Benenson   Harvey L. Benenson                               November 9, 2004
----------------------  Director


/s/Emmett M. Murphy     Emmett M. Murphy                                 November 9, 2004
----------------------  Director