Form 10-Q
period 2004-10-31
PENN OCTANE CORP
filed 2004-12-15
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

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

The number of shares of Common Stock, par value $.01 per share, outstanding on December 10, 2004 was 15,285,245.

                                    PENN OCTANE CORPORATION
                                       TABLE OF CONTENTS

         ITEM                                                                         PAGE NO.
         ----                                                                         --------
Part I    1.   Financial Statements

               Independent Certified Public Accountants' Review Report                    3

               Consolidated Balance Sheets as of October 31, 2004 (unaudited)            4-5
               and July 31, 2004

               Unaudited Consolidated Statements of Operations for the three months
               ended October 31, 2004 and 2003                                            6

               Unaudited Consolidated Statements of Cash Flows for the three months
               ended October 31, 2004 and 2003                                            7

               Notes to Consolidated Financial Statements (Unaudited)                    8-21

          2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                22-39

          3.   Quantitative and Qualitative Disclosures About Market Risk                39

          4.   Controls and Procedures                                                   39

Part II   1.   Legal Proceedings                                                         40

          2.   Unregistered Sales of Equity Securities and Use of Proceeds               40

          3.   Defaults Upon Senior Securities                                           40

          4.   Submission of Matters to a Vote of Security Holders                       40

          5.   Other Information                                                         40

          6.   Exhibits and Reports on Form 8-K                                          40

               Signatures                                                                41

             Independent Certified Public Accountants' Review Report

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of October 31, 2004, and the related consolidated statements of operations for the three months ended October 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2004, is fairly stated.

Our auditor's report on the Company's financial statements as of July 31, 2004 included an explanatory paragraph referring to the matters discussed in Note S of those financial statements which raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note K of the accompanying unaudited interim financial statements, conditions continue to exist which raise substantial doubt about the Company's ability to continue as a going concern.


          /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
December 10, 2004

PART I
ITEM  1.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS


                                                                              October 31,
                                                                                 2004        July 31,
                                                                              (Unaudited)      2004
                                                                             -------------  -----------
Current Assets
    Cash                                                                     $     511,558  $   384,074
    Restricted cash                                                              3,266,465    6,314,071
    Trade accounts receivable (less allowance for doubtful accounts of  $0)      9,956,172    6,207,067
    Inventories                                                                  4,263,516    1,632,992
    Prepaid expenses and other current assets                                      202,349      210,520
                                                                             -------------  -----------
        Total current assets                                                    18,200,060   14,748,724

Property, plant and equipment - net                                             16,156,474   16,398,280
Lease rights (net of accumulated amortization of $764,779 and $753,330 at
October 31, 2004 and July 31, 2004)                                                389,260      400,709
Other non-current assets                                                            28,539       29,639
                                                                             -------------  -----------
            Total assets                                                     $  34,774,333  $31,577,352
                                                                             =============  ===========

        The accompanying notes and accountants' report are an integral part of these statements.

                                   PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                October 31,
                                                                                   2004           July 31,
                                                                                (Unaudited)         2004
                                                                              ---------------  ---------------
Current Liabilities
    Current maturities of long-term debt                                      $      162,694   $      162,694
    Revolving line of credit                                                       1,003,790        2,688,553
    LPG and fuel products trade accounts payable                                  12,125,963        7,432,728
    Other accounts payable                                                         1,759,942        1,784,643
    US and foreign taxes payable                                                      29,480            5,194
    Accrued liabilities                                                            1,374,530        1,123,979
                                                                              ---------------  ---------------
      Total current liabilities                                                   16,456,399       13,197,791
Long-term debt, less current maturities                                            1,752,183        1,729,202
Minority interest in Rio Vista Energy Partners L.P.                               14,448,870                -
Commitments and contingencies                                                              -                -
Stockholders' Equity
    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at October 31, 2004 and July 31, 2004                 -                -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at October
    31, 2004 and July 31, 2004                                                             -                -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,285,245 shares issued and outstanding at October 31, 2004 and July
    31, 2004                                                                         152,852          152,852

    Additional paid-in capital                                                    28,501,669       28,460,972

    Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $468,693 at October 31, 2004 and
    July 31, 2004                                                              (   2,728,000)   (   2,728,000)

    Accumulated deficit                                                        (  23,809,640)   (   9,235,465)
                                                                              ---------------  ---------------
    Total stockholders' equity                                                     2,116,881       16,650,359
                                                                              ---------------  ---------------
            Total liabilities and stockholders' equity                        $   34,774,333   $   31,577,352
                                                                              ===============  ===============

           The accompanying notes and accountants' report are an integral part of these statements.

                          PENN OCTANE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (UNAUDITED)


                                                                   Three Months Ended
                                                             ------------------------------
                                                              October 31,     October 31,
                                                                  2004            2003
                                                             --------------  --------------
Revenues                                                     $  65,512,588   $  38,549,107
Cost of goods sold                                              63,521,381      36,483,177
                                                             --------------  --------------
    Gross profit                                                 1,991,207       2,065,930
Selling, general and administrative expenses
    Legal and professional fees                                    239,271         761,869
    Salaries and payroll related expenses                          970,668         501,415
    Other                                                          816,286         275,915
                                                             --------------  --------------
                                                                 2,026,225       1,539,199

    Loss on sale of CNG assets                                           -    (    500,000)
                                                             --------------  --------------
        Operating income (loss)                               (     35,018)         26,731
Other income (expense)
    Interest and LPG and Fuel Products financing
    expense                                                   (    356,843)   (    375,586)
    Interest income                                                  9,080           5,339
    Minority interest in loss of Rio Vista Energy
    Partners L.P.                                                  234,097               -
    Other income                                                         -         210,000
                                                             --------------  --------------
        Loss before taxes                                     (    148,684)   (    133,516)

Provision for income tax                                            86,396          25,000
                                                             --------------  --------------
            Net loss                                         $(    235,080)  $(    158,516)
                                                             ==============  ==============

Net income (loss) per common share                           $(       0.02)  $(       0.01)
                                                             ==============  ==============
Net income (loss) per common share assuming
dilution                                                     $(       0.02)  $(       0.01)
                                                             ==============  ==============
Weighted average common shares outstanding                      15,285,245      15,298,261
                                                             ==============  ==============

  The accompanying notes and accountants' report are an integral part of these statements.

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)


                                                                           Three Months Ended
                                                                    --------------------------------
                                                                      October 31,      October 31,
                                                                         2004             2003
                                                                    ---------------  ---------------
Cash flows from operating activities:
Net loss                                                            $(     235,080)  $     (158,516)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                          241,806          222,060
    Amortization of lease rights                                            11,449           11,449
    Non-employee stock based costs and other                                     -           31,217
    Amortization of loan discount related to detachable warrants            24,281           51,081
    Loss on sale of CNG assets                                                   -          500,000
    Stock based compensation                                               384,574                -
    Minority interest in Rio Vista Energy Partners L.P.              (     234,097)               -
Changes in current assets and liabilities:
    Trade accounts receivable                                        (   3,749,105)   (   3,924,161)
    Inventories                                                      (   2,630,524)          13,572
    Prepaid and other current assets                                         8,171           26,358
    LPG and Fuel Products trade accounts payable                         4,693,235        2,716,488
    Other accounts payable and accrued liabilities                         225,844    (      73,991)
    US and Foreign taxes payable                                            24,286           25,000
                                                                    ---------------  ---------------
      Net cash used in operating activities                             (1,235,160)   (     559,443)
Cash flows from investing activities:
    Capital expenditures                                                         -    (      94,999)
    (Increase) decrease in other non-current assets                          1,100            2,531
                                                                    ---------------  ---------------
    Net cash provided by (used in) investing activities                      1,100    (      92,468)
Cash flows from financing activities:
    (Increase) decrease in restricted cash                               3,047,606          852,474
    Revolving credit facilities                                      (   1,684,763)               -
    Issuance of common stock                                                     -           80,625
    Issuance of debt                                                             -           60,000
    Reduction in debt                                                (       1,299)   (     320,226)
                                                                    ---------------  ---------------
        Net cash provided by financing activities                        1,361,544          672,873
                                                                    ---------------  ---------------
                Net increase in cash                                       127,484           20,962
Cash at beginning of period                                                384,074           71,064
                                                                    ---------------  ---------------
Cash at end of period                                               $      511,558   $       92,026
                                                                    ===============  ===============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest and LPG and Fuel Products financing                    $      326,051   $      325,915
                                                                    ===============  ===============
Supplemental disclosures of noncash transactions:
    Equity-common stock and warrants issued and other               $       40,699   $            -
                                                                    ===============  ===============
    Minority interest in Rio Vista  Energy Partners L.P.            $   14,339,092   $            -
                                                                    ===============  ===============

      The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation, formerly known as International Energy Development Corporation (International Energy), was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries are hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, the Company has access to a twelve-inch pipeline (ECCPL), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company may access up to 21,000,000 gallons of storage, located in Markham, Texas (Markham), as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 50.5% of the Company's total revenues and 75.4% of the Company's total LPG revenues for the three months ended October 31, 2004. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION  -  CONTINUED

     On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane, and the General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner and therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements include the Company and its United States subsidiaries including Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its US and Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S.A. de C.V. (Tergas), a consolidated affiliate, and its other inactive Mexican subsidiaries. All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of October 31, 2004, the unaudited consolidated statements of operations for the three months ended October 31, 2004 and 2003 and the unaudited consolidated statements of cash flows for the three months ended October 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of October 31, 2004, the unaudited consolidated results of operations for the three months ended October 31, 2004 and 2003 and the unaudited consolidated statement of cash flows for the three months ended October 31, 2004 and 2003.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                             For the three months ended October 31, 2004
                                        ----------------------------------------------------
                                          Income (Loss)         Shares          Per-Share
                                           (Numerator)       (Denominator)       Amount
                                        ------------------  ---------------  ---------------
Net income (loss)                       $(        235,080)

BASIC EPS
Net income (loss) available to common
    stockholders                         (        235,080)       15,285,245  $(        0.02)
                                                                             ===============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -                 -

DILUTED EPS
Net income (loss) available to common
stockholders                                   N/A                N/A              N/A

                                             For the three months ended October 31, 2004
                                        ----------------------------------------------------
                                          Income (Loss)         Shares          Per-Share
                                           (Numerator)       (Denominator)       Amount
                                        ------------------  ---------------  ---------------
Net income (loss)                       $(        158,516)

BASIC EPS
Net income (loss) available to common
    stockholders                         (        158,516)       15,298,261  $(        0.01)
                                                                             ===============

EFFECT OF DILUTIVE SECURITIES
Warrants                                                -                 -

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                     Three Months Ended
                                                                ----------------------------
                                                                 October 31,    October 31,
                                                                    2004           2003
                                                                -------------  -------------
Net income (loss), as reported                                  $(   235,080)  $(   158,516)
Add:  Stock-based employee compensation cost expense
    included in reported net income (loss), net of related tax
    effects                                                            6,878              -
Less:  Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                           (   316,238)   (    52,914)
                                                                -------------  -------------

Net income (loss), pro forma                                    $(   544,440)  $(   211,430)
                                                                =============  =============

Net income (loss) per common share, as reported                 $(      0.02)  $(      0.01)
                                                                =============  =============
Net income (loss) per common share, pro forma                   $(      0.04)  $(      0.01)
                                                                =============  =============
Net income (loss) per common share assuming dilution, as
reported                                                        $(      0.02)  $(      0.01)
                                                                =============  =============
Net income (loss) per common share assuming dilution,
pro forma                                                       $(      0.04)  $(      0.01)
                                                                =============  =============

     The following assumptions were used for grants of warrants to employees in the three months ended October 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 63%, 58% and 37%; risk free interest rate of 3.52% and 3.09% and expected lives of 5 years, 1.75 years and 3 years.

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

                        PENN OCTANE CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         October 31,       July 31,
                                                            2004             2004
                                                       ---------------  ---------------
LPG:
    Midline pump station (b)                           $    2,326,985   $    2,326,985
    Brownsville Terminal Facility: (a)
        Building                                              173,500          173,500
        Terminal facilities                                 3,631,207        3,631,207
        Tank Farm                                             373,945          373,945
        Leasehold improvements                                302,657          302,657
        Equipment                                             226,285          226,285
        Truck                                                  25,968           25,968
                                                       ---------------  ---------------
                                                            7,060,547        7,060,547
                                                       ---------------  ---------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)

    U.S. Pipelines and Rights of Way                        6,775,242        6,775,242
    Mexico Pipelines and Rights of Way                        993,300          993,300
    Matamoros Terminal Facility                             5,874,781        5,874,781
    Land                                                      856,358          856,358
                                                       ---------------  ---------------
                                                           14,499,681       14,499,681
                                                       ---------------  ---------------
        Total LPG                                          21,560,228       21,560,228
                                                       ---------------  ---------------
Other:
    Office equipment (b)                                      106,953          106,953
    Software (b)                                               77,519           77,590
                                                       ---------------  ---------------
                                                              184,472          184,543
                                                       ---------------  ---------------
                                                           21,744,700       21,744,771
    Less:  accumulated depreciation and amortization    (   5,588,226)   (   5,346,491)
                                                       ---------------  ---------------

                                                       $   16,156,474   $   16,398,280
                                                       ===============  ===============

    (a)  Rio Vista assets
    (b)  Penn Octane and Subsidiaries other than Rio
         Vista

     Property, plant and equipment, net of accumulated depreciation, includes $5,795,776 and $5,870,750 of costs, located in Mexico at October 31, 2004 and July 31, 2004, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  E  -  INVENTORIES

     Inventories are valued at the lower of cost or market (LCM) and consist of the following:

                                      October 31, 2004        July 31, 2004
                                    ---------------------  ---------------------
                                     Gallons      LCM       Gallons      LCM
                                    ---------  ----------  ---------  ----------
LPG:
    Leased Pipeline                 1,175,958  $1,082,409  1,175,958  $  887,815
    Brownsville Terminal Facility,
      Matamoros Terminal Facility
      and railcars                    425,419     391,576    257,665     194,530
    Markham Storage and other       1,886,555   1,736,477          -           -
                                    ---------  ----------  ---------  ----------

                                    3,487,932   3,210,462  1,433,623   1,082,345
                                    =========              =========

    Fuel Products                     702,817   1,053,054    433,566     550,647
                                    =========  ----------  =========  ----------

                                               $4,263,516             $1,632,992
                                               ==========             ==========

NOTE  F  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                                         October 31,    July 31,
                                                                             2004         2004
                                                                         ------------  ----------
Noninterest-bearing note payable, discounted at 7%, for legal services;
due in February 2002.                                                         137,500     137,500
Restructured Notes and $280,000 Notes                                       1,695,736   1,671,456

Other debt.                                                                    81,641      82,939
                                                                         ------------  ----------
      Total debt                                                            1,914,877   1,891,895
Less:  Current maturities                                                     162,694     162,694
    Short term debt                                                                 -           -
                                                                         ------------  ----------
      Long-term debt                                                     $  1,752,183  $1,729,201
                                                                         ============  ==========

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  F  -  DEBT  OBLIGATIONS  -  CONTINUED

     EXTENSION OF CERTAIN OF THE NEW ACCEPTING NOTEHOLDERS' NOTES, ADDITIONAL NOTE AND $250,000 NOTE TOTALING $1,525,000 (COLLECTIVELY THE RESTRUCTURED NOTES) - CONTINUED

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

     The holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that (1) the assets of Penn Octane transferred to Rio Vista continue to be pledged as collateral for payment of those notes, (2) Rio Vista guarantees Penn Octane's obligations under the notes and (3) Rio Vista be prohibited from making any distributions in the event that Penn Octane is in default under the Restructured Notes and $280,000 Notes.

     In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation (PBC) acted as placement agent and received a fee equal to 1.5% of the Restructured Notes and $280,000 Notes. PBC also received warrants to purchase 10,000 units in Rio Vista and will receive an additional 10,000 warrants to purchase 10,000 units in Rio Vista if the Restructured Notes and $280,000 Notes are not paid by December 15, 2004. The terms of the warrants are the same as the Rio Vista Warrants.

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $84,982 has been amortized through October 31, 2004. The Company will record an additional discount related to the Rio Vista warrants issued to the holders of the Restructured Notes and $280,000 Notes when the Company is able to determine the fair value, if any (see above).

     Jerome Richter, Chief Executive Officer of Penn Octane continues to provide collateral to the Restructured Notes and the $280,000 Notes noteholders with 2,000,000 shares of common stock of Penn Octane owned by him. As a result of the Spin-Off, he is also required to provide as collateral
     250,000  Common  Units  of  Rio  Vista  owned  by  him.

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

     On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Richard Shore, Jr., President of Penn Octane, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006. Based on the provisions of APB 25, no compensation expense was recorded.

     BOARD COMPENSATION PLAN (BOARD PLAN)

     In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices of $1.93 and $1.94 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Penn Octane Board Plan, during November 2004 the Board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise price of $1.30 per share to an outside director. The warrants expire in November 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - OPTIONS AND WARRANTS OF RIO VISTA

     GENERAL  PARTNER  OPTIONS

     Penn Octane's 100% interest in the General Partner is expected to be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital) an affiliate of Mr. Shore, and Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option is approximately
     $82,000. Based on the provisions of APB 25, the Company recorded approximately $41,000 of compensation cost related to these options. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON  UNIT  WARRANTS

     In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. Based on the provisions of APB 25, Rio Vista recorded $343,875 of compensation cost related to these warrants on October 1, 2004, the initial exercise date. The warrants expire on July 10, 2006.


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of October 31, 2004, Penn Octane had a $15,000,000 credit facility (increased to $20,000,000 on November 12, 2004) with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and Fuel Products in connection with Penn Octane's Fuel Sales Business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March
     31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.75% at October 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $9,000,000 ($10,000,000 effective November 12, 2004).

     Mr. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for LPG and Fuel Products at October 31, 2004 totaled approximately $16,300,000 which represents October 2004 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $2,502,000 at October 31, 2004). At October 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At October 31, 2004, such taxes of approximately $542,000 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at October 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $213,862 and $188,469 for the three months ended October 31, 2004 and 2003.

     DISTRIBUTIONS  OF  AVAILABLE  CASH

     All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the partnership agreement (Agreement) from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of the common units and the General Partner Units as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     PARTNERSHIP  TAX  TREATMENT

     Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (Qualifying Income Exception). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

     No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista's classification as a partnership for federal income tax purposes or whether Rio Vista's operations generate a minimum of 90% of "qualifying income" under Section 7704 of the Code.

     If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

     If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.


     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J  -  CONTRACTS

     LPG  SALES  TO  PMI

     For the months of October 2004 through December 2004, the Company and PMI entered into monthly agreements for the minimum sale of 11,050,000 gallons of LPG (Monthly 2004 Contracts). Prior to the Spin-Off, during the period April 1, 2004 through September 30, 2004, the Company entered into monthly agreements for the minimum sale of 11,050,000 gallons - 13,000,000 gallons of LPG. Prior to April 1, 2004, the Company and PMI had operated under a contract which provided for minimum monthly volumes of 17,000,000 gallons.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG  SUPPLY  AGREEMENTS

     The Company's current long-term supply agreements in effect as of October 31, 2004 (Supply Contracts) require the Company to purchase minimum quantities of LPG totaling up to approximately 22,100,000 gallons per month although the Monthly 2004 Contracts require PMI to purchase lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 16,700,000 gallons per month for the three months ended October 31, 2004.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Supply Contracts over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts with PMI (see note J). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. As discussed in note J, the Company has LPG supply contracts which require it to purchase volumes of LPG materially in excess of monthly volumes under the Monthly 2004 Contracts (Mismatched LPG). The volume of the Mismatched LPG was materially lower prior to April 1, 2004 than subsequent to April 1, 2004, and the Company was able to dispose of the Mismatched LPG prior to April 1, 2004 at acceptable margins. The Company may incur additional reductions of gross profits on sales of LPG in disposing of the Mismatched LPG if (i) the volume of LPG sold under the Monthly 2004 Contracts declines below the current levels of approximately 11,000,000 gallons per month and/or the margins are materially reduced and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company will also incur the additional public company compliance and income tax preparation costs for Rio Vista. As a result, the Company may not have sufficient cash flow to make distributions to Rio Vista's unitholders and to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn
     Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

FORWARD-LOOKING  STATEMENTS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, the Spin-Off, cash distributions, "Qualified Income" and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report. We caution you, however, that the following list of factors may not include all material risks facing the Company.

RISK  FACTORS

     Business Factors. The expiration of the LPG sales contract with PMI and the resulting lower LPG sales volumes may adversely affect the Company's results of operations. The Company has only one customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company just recently commenced its Fuel Sales Business. The Company cannot be sure that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company's Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on Rio Vista. The Company may not have sufficient cash to meet its obligations. All of the Company's assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company does not have sufficient capital resources for acquisitions or opportunities for expansion, the Company's growth will be limited. The Company's ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company's indebtedness and contingent liabilities, and may create integration difficulties. The Company's business would be adversely affected if operations at Rio Vista's transportation, terminal and distribution facilities were interrupted. The Company's business would also be adversely affected if the operations of the Company's or Rio Vista's customers and suppliers were interrupted.

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

     International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista's operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico is undergoing deregulation, the results of which may hinder Rio Vista's ability to negotiate acceptable contracts with distributors. Rio Vista's contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

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

     Market Risk Factors. See "Notes to Consolidated Financial Statements (Unaudited)," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report for discussion of the impact of market risks, inflation and other uncertainties.

     Projections, estimates and descriptions of the Company's plans and objectives included or incorporated in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.


OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and Canadian customers.

     During the three months ended October 31, 2004, the Company derived 75% of its LPG revenues and 51% of total revenues from sales of LPG to PMI, its primary customer.

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

     During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $21.6 million for the three months ended October 31, 2004 which represents approximately 33% of total revenues.

     On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred its 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by the General Partner, and the General Partner will is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner and therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     Penn Octane continues to sell LPG to PMI through its supply contract with Rio Vista, and it shifted certain costs of operations related to the Brownsville and Matamoros terminals and pipelines, and certain administrative costs to Rio Vista. In addition, it continues to manage Rio Vista through the General Partner and to explore opportunities to acquire and grow other lines of business such as the Fuel Sales Business described below. Penn Octane will benefit from the Spin-Off indirectly based on the success of Rio Vista through Penn Octane's ownership of the General Partner. As a limited partnership, Rio Vista is expected to have the following benefits not available to Penn Octane.

     - Tax Efficiency. As a limited partnership, Rio Vista is expected to be able to operate in a more tax efficient manner by eliminating corporate federal income taxes on a portion of future taxable income which would have been fully subject to corporate federal income taxes.

     - Raising Capital. As a limited partnership, Rio Vista is expected to have an improved ability to raise capital for expansion.

     - Acquisitions. Due to industry preference and familiarity with the limited partnership structure, Rio Vista is expected to have a competitive advantage over a company taxed as a corporation in making acquisitions of assets that generate "qualifying income," as this term is defined in Section 7704 of the Internal Revenue Code.

     - Recognition. As a limited partnership, Penn Octane anticipates that both Penn Octane and Rio Vista will receive increased analyst coverage and acceptance in the marketplace.


LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended October 31, 2004 and 2003;

                                            2004        2003
                                            -----       -----
Volume Sold

    LPG (millions of gallons) - PMI          35.1        48.6
    LPG (millions of gallons) - Other        13.0        14.3
                                            -----       -----
                                             48.1        62.9
                                            =====       =====

Average sales price

    LPG (per gallon) - PMI                  $0.94       $0.64
    LPG (per gallon) - Other                 0.83        0.53

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2003

     Summary. The accompanying financial statements for the three months ended October 31, 2004 reflect a net loss of $(235,080) [$(469,177) before loss allocable to minority interest in Rio Vista] compared to a net loss for the three months ended October 31, 2003 of $(158,516). Included in the net loss for the quarter ended October 31, 2004 were nonrecurring expenses associated with the Spin-Off of Rio Vista of approximately $550,000, non-cash stock based compensation of approximately $385,000 and non-cash depreciation and amortization of approximately $242,000. Included in net loss for the quarter ended October 31, 2003 were approximately $425,000 of non-recurring expenses associated with the Spin-Off of Rio Vista, a loss on the sale of CNG assets of $500,000 and non-cash depreciation and amortization of approximately $222,000.

     Revenues. Revenues for the three months ended October 31, 2004, were $65.5 million compared with $38.5 million for the three months ended October 31, 2003, an increase of $27.0 million or 70.0%. Of this increase, $14.9 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended October 31, 2004, $4.3 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended October 31, 2004 and $21.6 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced during the fiscal 2004, partially offset by $12.8 million attributable to decreased volumes of LPG sold to PMI during the three months ended October 31, 2004 and $1.1 million attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended October 31, 2004.

     Cost of goods sold. Cost of goods sold for the three months ended October 31, 2004 was $63.5 million compared with $36.5 million for the three months ended October 31, 2003, an increase of $27.0 million or 74.1%. Of this increase, $14.6 million was attributable to increases in the cost of LPG sold to PMI during the three months ended October 31, 2004, $4.1 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended October 31, 2004 and $21.1 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations during fiscal 2004, partially offset by $1.2 million attributable to decreased volume of LPG sold to customers other than PMI during the three months ended October 31, 2004 and $11.6 million attributable to decreased volume of LPG sold to PMI during the three months ended October 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.0 million for the three months ended October 31, 2004, compared with $1.5 million for the three months ended October 31, 2003, an increase of $487,026 or 31.6%. The increase during the three months ended October 31, 2004, was principally due to increases in non-cash salary and payroll related fees of $384,574 associated with the issuance of warrants and options, alternative minimum tax and state franchise tax associated with the Spin-Off of approximately $238,000 and other taxes associated with its Mexican subsidiaries, partially offset by reduced professional fees associated with the Spin-Off.

     Loss on sale of CNG assets. During the three months ended October 31, 2003, the Company recorded a loss on the sale of CNG assets of $500,000.

     Other income (expense). Other income (expense) was $(113,666) for the three months ended October 31, 2004, compared with $(160,247) for the three months ended October 31, 2003. The decrease in other expense was due primarily to minority interest income of $234,097 during the three months ended October 31, 2004, partially offset by reduced income related to the cancellation of a contract of $210,000 during the three months ended October 31, 2003.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $4.7 million at July 31, 2004), the Company did not incur U.S. income tax expense during the three months ended October 31, 2004. The taxable income associated with the Spin-Off was included in the Company's October 31, 2004 calculation of U.S. income tax expense. However, the Company did incur alternative minimum income tax expense of $86,396 during the three months ended October 31, 2004. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid.

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

     Penn Octane has recently completed the transfer of a major portion of its assets to Rio Vista and the Spin-Off of Rio Vista to its stockholders. As a result of the Spin-Off, the Company's stockholders' equity has been materially reduced by the amount of the Spin-Off and a portion of Penn Octane's current cash flow from operations has shifted to Rio Vista as of the date of the
Spin-Off. Therefore, Penn Octane's remaining cash flow may not be sufficient to allow Penn Octane to pay its liabilities and obligations when due. Rio Vista is liable as guarantor on Penn Octane's collateralized debt discussed in the preceding paragraph and continues to pledge all of its assets as collateral. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum tax and state franchise tax of approximately $238,000. However, the Internal Revenue Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Spin-Off below).

     The volume of LPG sold to PMI has been materially reduced over historical levels resulting in a reduction of the Company's cash flow (see discussion below). In addition, Rio Vista intends to make distributions on a quarterly basis to its unitholders beginning in February 2005. Initially, those distributions are expected to be approximately $500,000 per quarter. Also, during the three months ended October 31, 2004, professional fees and related costs associated with the Spin-Off totaled approximately $545,788. The Company expects to eliminate these costs in future periods. However, as a result of the Spin-Off, the Company estimates that consolidated operating expenses will increase by approximately $450,000 on an annual basis as a result of additional public company compliance and income tax preparation costs related to Rio Vista.

     As a result of the reduced cash flow and the intention of Rio Vista to make distributions, there may not be sufficient cash flow to make such distributions and to pay Penn Octane's obligations when due. In the event Penn Octane is unable to pay its liabilities and obligations when due, Rio Vista's payment obligations may be triggered under its guarantees to Penn Octane and Penn Octane's creditors and Rio Vista may be required to pay such liabilities and obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it intends to lend such amounts to Rio Vista. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

     The following summary table reflects comparative cash flows for three months ended October 31, 2004, and 2003. All information is in thousands.

                                                         2004          2003
                                                     ------------  ------------
Net cash used in operating activities . . . . . . .  $(    1,235)  $(      559)
Net cash provided by (used in) investing activities            1    (       92)
Net cash provided by financing activities . . . . .        1,361           672
                                                     ------------  ------------
Net increase in cash. . . . . . . . . . . . . . . .  $       127   $        21
                                                     ============  ============

     Sales to PMI. On March 31, 2004, the Company's sales agreement with PMI ("Contract") expired. During the months of April 2004 through December 2004, the Company and PMI have entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). Under the terms of the Monthly 2004 Contracts for April, May and June, the minimum amount of LPG to be purchased per month by PMI was 13.0 million gallons. Under the terms of the Monthly 2004 Contracts for July, August and September, the minimum amount of LPG to be purchased per month by PMI was 11.7 million gallons. Under the terms of the Monthly 2004 Contracts for October, November and December, the minimum amount of LPG to be purchased per month by PMI is 11.1 million gallons. During the months of April 2004, May 2004, June 2004, July 2004, August 2004, September 2004, October 2004 and November 2004, the actual amount of LPG purchased by PMI was approximately 13.1 million gallons, 13.4 million gallons, 13.8 million gallons, 12.3 million gallons, 12.4 million gallons, 11.8 million gallons, 10.9 million gallons and
12.4 million gallons, respectively. The expiration of the Contract has caused a reduction in the Company's gross revenue due to the reduction in LPG volumes sold to PMI from approximately 17 million gallons per month under the Contract to approximately 11 million gallons per month under the Monthly 2004 Contracts.

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

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through November 2004 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. In the event the volume of LPG purchased by PMI under the month-to-month agreements declines below the current level of approximately 11 million gallons, assuming margins remain unchanged, the Company could suffer material adverse consequences to its business, financial condition and results of operations to the extent that the Company is unable to obtain additional favorable price and/or volume concessions from LPG suppliers. The Company is attempting to obtain additional price and/or volume concessions from its LPG suppliers to lower costs. If the Company is unsuccessful in lowering its costs to offset a decline in volumes below 11 million gallons per month and/or the Company is forced to accept similar or lower prices for sales to PMI, the results of operations of the Company may be adversely affected. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI totaled approximately $33.1 million and $30.9 million for the three months ended October 31, 2004 and 2003, respectively, representing approximately 50.5% and 80.2% of total revenues for the periods and 75.4% and 80.2% of the Company's total LPG revenues for the periods.

     Seasonality. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant
Commitment"). For the three months ended October 31, 2004, under the Exxon Supply Contract, Exxon has supplied an average of approximately 11.0 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

     For the three months ended October 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 5.7 million gallons of propane per month. The purchase price is indexed to variable posted prices.

     The Company is currently purchasing LPG from the above-mentioned suppliers (the "Suppliers"). The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     The Company's current long-term supply agreements in effect as of October 31, 2004 ("Supply Contracts") require the Company to purchase minimum quantities of LPG totaling up to approximately 22.1 million gallons per month although the Monthly 2004 Contracts require PMI to purchase lesser quantities. The actual amounts supplied under Supply Contracts averaged approximately 16.7 million gallons per month for the three months ended October 31, 2004.

     In addition to the LPG costs charged by the Suppliers, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess LPG purchased under the Supply Contracts over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with the Suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     Credit Arrangements. As of October 31, 2004, Penn Octane had a $15.0 million credit facility (increased to $20.0 million on November 12, 2004) with RZB Finance LLC ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and Fuel Products in connection with Penn Octane's Fuel Sales Business. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (4.75% at October 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $9.0 million ($10.0 million effective November 12, 2004).

     Mr. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In  connection  with  the  Company's  purchases  of  LPG and Fuel Products,
letters  of  credit  are  issued  based  on anticipated purchases.   Outstanding
letters of credit for purchases of LPG and Fuel Products at October 31, 2004 totaled approximately $16.3 million which represents October 2004 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $2.5 million at October 31, 2004). At October 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At October 31, 2004, such taxes of approximately $542,000 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $736,600 which is included in restricted cash in the Company's balance sheet at October 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $213,862, and $188,469 for the three months ended October 31, 2004 and 2003.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of October 31, 2004. Where applicable, LPG prices are based on the October 31, 2004 monthly average as published by Oil Price Information Services.

                                                         PAYMENTS DUE BY PERIOD
                                                          (AMOUNTS IN MILLIONS)
                                            ---------------------------------------------------
                                                    Less than     1 - 3      4 - 5      After
          Contractual Obligations           Total     1 Year      Years      Years     5 Years
          -----------------------           ------  ----------  ---------  ----------  --------
Long-Term Debt Obligations                  $  1.7  $        -  $     1.7  $        -  $      -
Operating Leases                              11.1         1.4        2.7         2.6       4.4
LPG Purchase Obligations                     835.6       211.9      353.3       270.4         -
Other Long-Term Obligations                     .1           -         .1           -         -
                                            ------  ----------  ---------  ----------  --------
    Total Contractual Cash Obligations      $848.5  $    213.3  $   357.8  $    273.0  $    4.4
                                            ======  ==========  =========  ==========  ========

                                                      AMOUNT OF COMMITMENT EXPIRATION
                                                                PER PERIOD
                                                           (AMOUNTS IN MILLIONS)
                                      ---------------------------------------------------------
         Commercial                   Total Amounts   Less than    1 - 3     4 - 5       Over
           Commitments                  Committed       1 Year     Years     Years     5 Years
           -----------                --------------  ----------  -------  ----------  --------
Lines of Credit                       $          1.0  $      1.0  $     -  $        -  $      -
Standby Letters of Credit                       16.3        16.3        -           -         -
Guarantees                                       N/A         N/A      N/A         N/A       N/A
Standby Repurchase Obligations                   N/A         N/A      N/A         N/A       N/A
Other Commercial Commitments                     N/A         N/A      N/A         N/A       N/A
                                      --------------  ----------  -------  ----------  --------
    Total Commercial Commitments      $         17.3  $     17.3  $     -  $        -  $      -
                                      ==============  ==========  =======  ==========  ========

     Distributions of Available Cash. All unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the partnership agreement ("Agreement") from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of the common units and the General Partner Units as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per unit than the holders of the common units as annual cash distributions exceed certain milestones.

          Partnership Tax Treatment. Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (the "Code") provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (the "Qualifying Income Exception"). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

     No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista's classification as a partnership for federal income tax purposes or whether Rio Vista's operations generate a minimum of 90% of "qualifying income" under Section 7704 of the Code.

     If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista's items of income, gain, loss and deduction would be reflected only on Rio Vista's tax return rather than being passed through to Rio Vista's unitholders, and Rio Vista's net income would be taxed at corporate rates.

     If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista's ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista's common units.

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on Rio Vista.

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

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director (see note D to the consolidated financial statements). The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its unaudited consolidated financial statements for the three ended October 2004 and 2003. Since inception through the acquisition date, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements. Therefore there are no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

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

     On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Mr. Shore, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with the Penn Octane Board Plan, during November 2004 the Board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise price of $1.30 per share to an outside director. The warrants expire in November 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     OPTIONS  AND  WARRANTS  OF  RIO  VISTA

     GENERAL PARTNER OPTIONS. Penn Octane's 100% interest in the General Partner is expected to be decreased to 50% as a result of the exercise by Shore Capital LLC ("Shore Capital") an affiliate of Mr. Shore, and Mr. Richter of options to each acquire 25% of the General Partner (the "General Partner Options"). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. It is anticipated that Mr. Richter and Shore Capital will exercise their General Partner Options in the near future. The exercise price for each option is approximately $82,000. Based on the provisions of APB 25, the Company recorded approximately $41,000 of compensation cost related to these options. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON UNIT WARRANTS. In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. Based on the provisions of APB 25, Rio Vista recorded $343,875 of compensation cost related to these warrants on October 1, 2004, the initial exercise date. The warrants expire on July 10, 2006.

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

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement.

     INTERCOMPANY  PURCHASE  AGREEMENT  FOR  LPG

     Penn Octane entered into a long-term supply agreement with Rio Vista pursuant to which Rio Vista agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. This agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista's customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Seadrift pipeline.

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

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts with PMI (see note J). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. As discussed in note J, the Company has LPG supply contracts which require it to purchase volumes of LPG materially in excess of monthly volumes under the Monthly 2004 Contracts (Mismatched LPG). The volume of the Mismatched LPG was materially lower prior to April 1, 2004 than subsequent to April 1, 2004, and the Company was able to dispose of the Mismatched LPG prior to April 1, 2004 at acceptable margins. The Company may incur additional reductions of gross profits on sales of LPG in disposing of the Mismatched LPG if (i) the volume of LPG sold under the Monthly 2004 Contracts declines below the current levels of approximately 11,000,000 gallons per month and/or the margins are materially reduced and/or
(ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company will also incur the additional public company compliance and income tax preparation costs for Rio Vista. As a result, the Company may not have sufficient cash flow to make distributions to Rio Vista's unitholders and to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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


IMPACT OF INFLATION

     Inflation in the United States has been relatively low in recent years and did not have a material impact on the unaudited consolidated financial statements of the Company. However, inflation remains a factor in the United States economy and could increase the Company's cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

ENVIRONMENTAL MATTERS

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista for five years after the completion of the Spin-Off against certain potential environmental liabilities associated with the assets it contributed to Rio Vista relating to events or conditions that existed before the completion of the Spin-Off.

RECENTLY  ISSUED  FINANCIAL  ACCOUNTING  STANDARDS

During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Entities" ("FIN 46"), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities ("VIE") that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying unaudited consolidated financial statements of the Company.


CRITICAL  ACCOUNTING  POLICIES

The unaudited consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004, "Summary of Significant Accounting Policies". The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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


ITEM  4.  CONTROLS  AND  PROCEDURES.

     The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See note L to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          See note G to the accompanying unaudited consolidated financial statements and notes J and K to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004, for information concerning certain sales of Securities.

          In connection with the issuances of securities discussed in note G to the accompanying unaudited consolidated financial statements, the transactions were exempt under registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

Exhibit No.
-----------

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


                                   PENN  OCTANE  CORPORATION


December 15, 2004                  By:  /s/Ian T. Bothwell
                                        ----------------------------------------
                                        Ian T. Bothwell
                                        Vice President, Treasurer, Assistant
                                           Secretary, Chief Financial Officer