Form 10-Q
period 2004-12-31
PENN OCTANE CORP
filed 2005-02-22
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  December  31,  2004

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  August  1,  2004  to  December 31, 2004

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

The number of shares of Common Stock, par value $.01 per share, outstanding on February 11, 2005 was 15,416,495.

                                   PENN OCTANE CORPORATION
                                      TABLE OF CONTENTS

         ITEM                                                                        PAGE NO.
         ----                                                                        --------
Part I    1.   Financial Statements

               Independent Certified Public Accountants' Review Report                   3

               Consolidated Balance Sheets as of December 31, 2004 (unaudited)          4-5
               and July 31, 2004

               Unaudited Consolidated Statements of Operations for the two months
               and five months ended December 31, 2004 and 2003                          6

               Unaudited Consolidated Statements of Cash Flows for the five months
               ended December 31, 2004 and 2003                                          7

               Notes to Consolidated Financial Statements (Unaudited)                   8-21

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               22-41

           3.  Quantitative and Qualitative Disclosures About Market Risk               42

           4.  Controls and Procedures                                                  42

Part II    1.  Legal Proceedings                                                        43

           2.  Unregistered Sales of Equity Securities and Use of Proceeds              43

           3.  Defaults Upon Senior Securities                                          43

           4.  Submission of Matters to a Vote of Security Holders                      43

           5.  Other Information                                                        43

           6.  Exhibits and Reports on Form 8-K                                         43

           Signatures                                                                   44

             Independent Certified Public Accountants' Review Report

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of December 31, 2004, and the related consolidated statements of operations for the two months and five months ended December 31, 2004 and the consolidated statements of cash flows for the five months ended December 31, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated statements of income and cash flows of Penn Octane Corporation and subsidiaries for the two months and five months ended December 31, 2003 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.


               /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
February 2, 2005

PART I
ITEM  1.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                 ASSETS


                                                                              December 31,
                                                                                  2004        July 31,
                                                                              (Unaudited)       2004
                                                                             --------------  -----------
Current Assets

    Cash                                                                     $      374,567  $   384,074

    Restricted cash                                                               5,367,516    6,314,071

    Trade accounts receivable (less allowance for doubtful accounts of  $0)       9,222,035    6,207,067

    Inventories                                                                   3,541,390    1,632,992

    Prepaid expenses and other current assets                                       114,204      210,520
                                                                             --------------  -----------

        Total current assets                                                     18,619,712   14,748,724

Property, plant and equipment - net                                              15,979,182   16,398,280

Lease rights (net of accumulated amortization of $772,412 and $753,330 at
December 31, 2004 and July 31, 2004)                                                381,627      400,709

Other non-current assets                                                             28,932       29,639
                                                                             --------------  -----------

            Total assets                                                     $   35,009,453  $31,577,352
                                                                             ==============  ===========

        The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,
                                                                                   2004         July 31,
                                                                               (Unaudited)        2004
                                                                              --------------  ------------
Current Liabilities

    Current maturities of long-term debt                                      $   1,874,618   $   162,694

    Revolving line of credit                                                      1,397,249     2,688,553

    LPG and fuel products trade accounts payable                                 13,215,832     7,432,728

    Other accounts payable                                                        1,661,360     1,784,643

    US and foreign taxes payable                                                     36,099         5,194

    Accrued liabilities                                                           1,007,145     1,123,979
                                                                              --------------  ------------

        Total current liabilities                                                19,192,303    13,197,791

Long-term debt, less current maturities                                              55,581     1,729,202

Minority interest in Rio Vista Energy Partners L.P.                              14,621,250             -

Commitments and contingencies                                                             -             -

Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at December 31, 2004 and July 31,
    2004                                                                                  -             -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at
    December 31, 2004 and July 31, 2004                                                   -             -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,316,495 and 15,285,245 shares issued and outstanding at December
    31, 2004 and July 31, 2004                                                      153,165       152,852

    Additional paid-in capital                                                   28,530,107    28,460,972

    Notes receivable from an officer of the Company and another party for exercise of warrants, less reserve of $468,693 at December 31, 2004
    and July 31, 2004                                                            (2,728,000)   (2,728,000)

    Accumulated deficit                                                         (24,814,953)   (9,235,465)
                                                                              --------------  ------------

    Total stockholders' equity                                                    1,140,319    16,650,359
                                                                              --------------  ------------

            Total liabilities and stockholders' equity                        $  35,009,453   $31,577,352
                                                                              ==============  ============

         The accompanying notes and accountants' report are an integral part of these statements.

                                       PENN OCTANE CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)

                                                               Two Months Ended                Five Months Ended
                                                        ------------------------------  ------------------------------
                                                         December 31,    December 31,    December 31,    December 31,
                                                             2004            2003            2004            2003
                                                        --------------  --------------  --------------  --------------
Revenues                                                $  42,740,216   $  30,794,519   $ 108,252,804   $  69,343,626
Cost of goods sold                                         42,052,818      28,698,785     105,574,199      65,181,962
                                                        --------------  --------------  --------------  --------------

    Gross profit                                              687,398       2,095,734       2,678,605       4,161,664
Selling, general and administrative expenses
    Legal and professional fees                               403,592         323,717         642,863       1,085,586
    Salaries and payroll related expenses                     411,338         327,638       1,382,006         829,053
    Other                                                     461,236         344,384       1,093,007         620,299
                                                        --------------  --------------  --------------  --------------
                                                            1,276,166         995,739       3,117,876       2,534,938

    Loss on sale of CNG assets                                      -               -               -    (    500,000)
                                                        --------------  --------------  --------------  --------------
        Operating income (loss)                          (    588,768)      1,099,995    (    439,271)      1,126,726
Other income (expense)
    Interest and LPG and Fuel Products financing
    expense                                              (    293,520)   (    219,506)   (    650,363)   (    595,092)
    Interest income                                             3,237           3,905          12,317           9,244
    Minority interest in (earnings) loss of Rio Vista
    Energy Partners L.P.                                 (    172,377)              -          61,720               -
    Other income                                                    -               -               -         210,000
                                                        --------------  --------------  --------------  --------------
        Income (loss) before taxes                       (  1,051,428)        884,394    (  1,015,597)        750,878
Provision (benefit) for income tax                        (    46,116)    (     23,572)       224,795           1,428
                                                        --------------  --------------  --------------  --------------
        Net income (loss)                               $(  1,005,312)  $     907,966   $(  1,240,392)  $     749,450
                                                        ==============  ==============  ==============  ==============

Net income (loss) per common share                      $(       0.07)  $        0.06   $(       0.08)  $        0.05
                                                        ==============  ==============  ==============  ==============
Net income (loss) per common share assuming
dilution                                                $(       0.07)  $        0.06   $(       0.08)  $        0.05
                                                        ==============  ==============  ==============  ==============
Weighted average common shares outstanding                 15,289,856      15,361,647      15,287,083      15,323,533
                                                        ==============  ==============  ==============  ==============

               The accompanying notes and accountants' report are an integral part of these statements.

                              PENN OCTANE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)

                                                                            Five Months Ended
                                                                     ------------------------------
                                                                      December 31,    December 31,
                                                                          2004            2003
                                                                     --------------  --------------
Cash flows from operating activities:
Net income (loss)                                                    $(  1,240,392)  $     749,450
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                          359,358         377,477
    Amortization of lease rights                                            19,081          19,081
    Non-employee stock based costs and other                                     -          52,029
    Amortization of loan discount related to detachable warrants            40,448          76,622
    Loss on sale of CNG assets                                                   -         500,000
    Stock based compensation                                               384,574               -
    Minority interest in Rio Vista Energy Partners L.P.               (     61,720)              -
    Write down of capitalized software                                      75,890               -
Changes in current assets and liabilities:
    Trade accounts receivable                                         (  3,014,968)   (  4,889,010)
    Inventories                                                       (  1,908,398)   (    162,347)
    Prepaid and other current assets                                        96,316         220,823
    LPG and Fuel Products trade accounts payable                         5,783,104       5,097,730
    Other accounts payable and accrued liabilities                    (    240,119)   (    430,038)
    US and Foreign taxes payable                                            30,905    (     41,072)
                                                                     --------------  --------------
        Net cash provided by operating activities                          324,079       1,570,745
Cash flows from investing activities:
    Capital expenditures                                              (     16,149)   (    122,310)
    (Increase) decrease in other non-current assets                            707           1,233
                                                                     --------------  --------------
    Net cash  (used in) investing activities                          (     15,442)   (    121,077)
Cash flows from financing activities:
    (Increase) decrease in restricted cash                                 946,555    (    960,665)
    Revolving credit facilities                                       (  1,291,304)              -
    Issuance of common stock                                                28,749         122,188
    Issuance of debt                                                             -          85,968
    Reduction in debt                                                 (      2,144)   (    490,035)
                                                                     --------------  --------------
        Net cash (used in)  financing activities                      (    318,144)   (  1,242,544)
                                                                     --------------  --------------
                Net increase (decrease) in cash                       (      9,507)        207,124
Cash at beginning of period                                                384,074          71,064
                                                                     --------------  --------------
Cash at end of period                                                $     374,567   $     278,188
                                                                     ==============  ==============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest and LPG and Fuel Products financing                     $     627,147   $     472,615
                                                                     ==============  ==============
Supplemental disclosures of noncash transactions:
    Equity-common stock and warrants issued and other                $      40,699   $     334,485
                                                                     ==============  ==============
    Minority interest in Rio Vista  Energy Partners L.P.             $  14,339,092   $           -
                                                                     ==============  ==============

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

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 53.0% of the Company's total revenues and 76.7% of the Company's total LPG revenues for the five months ended December 31, 2004. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 31% of total revenues for the five months ended December 31, 2004.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION  -  CONTINUED

     On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane, and the General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner and therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     During December 2004, Penn Octane changed its fiscal year end from July 31 to December 31.


     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements include the Company and its United States subsidiaries including Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its US and Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S.A. de C.V. (Tergas), a consolidated affiliate, and its other inactive Mexican subsidiaries. All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheet as of December 31, 2004, the unaudited consolidated statements of operations for the two months and five months ended December 31, 2004 and 2003 and the unaudited consolidated statements of cash flows for the five months ended December 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of December 31, 2004, the unaudited consolidated results of operations for the two months and five months ended December 31, 2004 and 2003 and the unaudited consolidated statement of cash flows for the five months ended December 31, 2004 and 2003.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                           For the two months ended                   For the five months ended
                                              December 31, 2004                           December 31, 2004
                                ------------------------------------------  ------------------------------------------
                                Income (loss)      Shares       Per-Share   Income (loss)      Shares       Per-Share
                                 (Numerator)    (Denominator)    Amount      (Numerator)    (Denominator)    Amount
                                --------------  -------------  -----------  --------------  -------------  -----------
Net income (loss)               $(  1,005,312)                              $(  1,240,392)

BASIC EPS

Net income (loss) available
to common stockholders           (  1,005,312)     15,289,856  $(    0.07)   (  1,240,392)     15,287,083  $(    0.08)
                                                               ===========                                 ===========

EFFECT OF DILUTIVE SECURITIES

Warrants                                    -               -                           -               -

DILUTED EPS

Net income (loss) available
to common stockholders                    N/A             N/A         N/A             N/A             N/A         N/A

                                            For the two months ended                  For the five months ended
                                               December 31, 2003                          December 31, 2003
                                 -----------------------------------------  -----------------------------------------
                                 Income (loss)      Shares      Per-Share   Income (loss)      Shares      Per-Share
                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                 --------------  -------------  ----------  --------------  -------------  ----------

Net income (loss)                $      907,966                             $      749,450

BASIC EPS

Net income (loss) available to
common stockholders                     907,966     15,361,647  $     0.06         749,450     15,323,533  $     0.05
                                                                ==========                                 ==========

EFFECT OF DILUTIVE SECURITIES

Warrants                                      -        345,478                           -        138,191
                                 --------------  -------------              --------------  -------------

DILUTED EPS

Net income (loss) available to
common stockholders              $      907,966     15,707,125  $     0.06  $      749,450     15,461,724  $     0.05
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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                   Two Months Ended               Five Months Ended
                                                            ------------------------------  ------------------------------
                                                             December 31,    December 31,    December 31,    December 31,
                                                                 2004            2003            2004            2003
                                                            --------------  --------------  --------------  --------------
Net income (loss), as reported                              $(  1,005,312)  $     907,966   $(  1,240,392)  $     749,450
Add:  Stock-based employee compensation cost expense
    included in reported net income (loss), net of related
    tax effects                                                         -               -           6,877               -
Less:  Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                       (      5,226)        ( 9,686)   (    321,464)   (     24,168)
                                                            --------------  --------------  --------------  --------------
Net income (loss), pro forma                                $(  1,010,538)  $     898,280   $  (1,554,979)  $     725,282
                                                            ==============  ==============  ==============  ==============

Net income (loss) per common share, as reported             $(       0.07)  $        0.06   $(       0.08)  $        0.05
                                                            ==============  ==============  ==============  ==============
Net income (loss) per common share, pro forma               $(       0.07)  $        0.06   $(       0.10)  $        0.05
                                                            ==============  ==============  ==============  ==============
Net income (loss) per common share assuming dilution,
as reported                                                 $(       0.07)  $        0.06   $(       0.08)  $        0.05
                                                            ==============  ==============  ==============  ==============
Net income (loss) per common share assuming dilution,
pro forma                                                   $(       0.07)  $        0.06   $(       0.10)  $        0.05
                                                            ==============  ==============  ==============  ==============

     The following assumptions were used for grants of warrants to employees in the five months ended December 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 69%, 63%, 58% and 37%; risk free interest rate of 3.51%, 3.52% and 3.09% and expected lives of 5 years, 1.75 years and 3 years.

     The following assumptions were used for grants of warrants to employees in the five months ended December 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                        December 31,     July 31,
                                                            2004           2004
                                                       --------------  ------------
LPG:
    Midline pump station (b)                           $   2,326,985   $ 2,326,985
    Brownsville Terminal Facility: (a)
        Building                                             173,500       173,500
        Terminal facilities                                3,631,207     3,631,207
        Tank Farm                                            373,945       373,945
        Leasehold improvements                               318,807       302,657
        Equipment                                            226,285       226,285
        Truck                                                 25,968        25,968
                                                       --------------  ------------
                                                           7,076,697     7,060,547
                                                       --------------  ------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)

    U.S. Pipelines and Rights of Way                       6,775,242     6,775,242
    Mexico Pipelines and Rights of Way                       993,300       993,300
    Matamoros Terminal Facility                            5,874,781     5,874,781
    Land                                                     856,358       856,358
                                                       --------------  ------------
                                                          14,499,681    14,499,681
                                                       --------------  ------------
        Total LPG                                         21,576,378    21,560,228
                                                       --------------  ------------
Other:
    Office equipment (b)                                     106,953       106,953
    Software (b)                                               1,700        77,590
                                                       --------------  ------------
                                                             108,653       184,543
                                                       --------------  ------------
                                                          21,685,031    21,744,771
    Less:  accumulated depreciation and amortization    (  5,705,849)   (5,346,491)
                                                       --------------  ------------

                                                       $  15,979,182   $16,398,280
                                                       ==============  ============

    (a)  Rio Vista assets
    (b)  Penn  Octane  and  Subsidiaries  other  than  Rio  Vista

     Property, plant and equipment, net of accumulated depreciation, includes $5,745,793 and $5,870,750 of costs, located in Mexico at December 31, 2004 and July 31, 2004, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories are valued at the lower of cost or market (LCM) and consist of the following:

                                   December 31, 2004            July 31, 2004
                                  ---------  -----------  ---------  ----------
                                   Gallons       LCM       Gallons      LCM
                                  ---------  -----------  ---------  ----------
LPG:
  Leased Pipeline                 1,175,958  $   930,156  1,175,958  $  887,815
                                             -----------  ---------
  Brownsville Terminal Facility,
    Matamoros Terminal Facility
    and railcars                    369,508      292,272    257,665     194,530
                                             -----------  ---------
  Markham Storage and other               -            -          -           -
                                  ---------  -----------  ---------  ----------

                                  1,545,466    1,222,428  1,433,623   1,082,345
                                  =========  -----------  =========

  Fuel Products                   1,847,191    2,318,962    433,566     550,647
                                  =========  -----------  =========  ----------

                                             $ 3,541,390             $1,632,992
                                             ===========             ==========

NOTE  F  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                     December 31,    July 31,
                                                         2004          2004
                                                     -------------  ----------
Noninterest-bearing note payable, discounted at 7%,
for legal services; due in February 2002.                  137,500     137,500

Restructured Notes and $280,000 Notes                    1,711,924   1,671,456

Other debt.                                                 80,775      82,940
                                                     -------------  ----------

        Total debt                                       1,930,199   1,891,896

Less:  Current maturities                                1,874,618     162,694

    Short term debt                                              -           -
                                                     -------------  ----------

        Long-term debt                               $      55,581  $1,729,202
                                                     =============  ==========

     EXTENSION OF CERTAIN OF THE NEW ACCEPTING NOTEHOLDERS' NOTES, ADDITIONAL NOTE AND $250,000 NOTE TOTALING $1,525,000 (COLLECTIVELY THE RESTRUCTURED NOTES)

     On January 16, 2004, the Restructured Notes which were due on December 15, 2003 were renewed and extended (Restructuring). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004. In addition, the Company issued an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes.

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue 90,250 warrants to purchase Rio Vista Common Units (Rio Vista Warrants). The Rio Vista Warrants will expire on December 15, 2006 and the exercise price will be determined based on a formula whereby the annualization of the first quarterly distribution will represent a 20% yield on the exercise price (see note L).

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

     In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation (PBC) acted as placement agent and received a fee equal to 1.5% of the Restructured Notes and $280,000 Notes. PBC also received warrants to purchase 20,000 units in Rio Vista. The terms of the warrants are the same as the Rio Vista Warrants.

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $101,169 has been amortized through December 31, 2004.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  G  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     During December 2004, warrants to purchase a total of 31,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $28,750.

     During January 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts owed by the Company at December 31, 2004. The Company recorded an expense of $102,000 as of December 31, 2004 based on the market value of the shares issued.

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

     BOARD  COMPENSATION  PLAN  (BOARD  PLAN)

     In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $0.72 and $0.71 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  H  -  OPTIONS  AND  WARRANTS  OF  RIO  VISTA

     GENERAL  PARTNER  OPTIONS

     Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital) an affiliate of Mr. Shore, and Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Based on the provisions of APB 25, the Company recorded approximately $41,000 of compensation cost related to these options. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER

     As of December 31, 2004, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (District) for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at December 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     CREDIT  FACILITY,  LETTERS  OF  CREDIT  AND  OTHER  -  CONTINUED

     Based on current minimum purchase commitments under the Company's LPG supply agreements and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited to current volumes and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products purchase prices.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

     Mr. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at December 31, 2004 totaled approximately $17,382,000 of which approximately $13,882,000 represents December 2004 purchases and approximately $3,500,000 represents January 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $4,602,000 at December 31, 2004). At December 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2004, such taxes of approximately $159,529 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of approximately $739,700 which is included in restricted cash in the Company's balance sheet at December 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $401,184 and $327,055 for the five months ended December 31, 2004 and 2003.

     DISTRIBUTIONS  OF  AVAILABLE  CASH

     All Rio Vista unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Rio
     Vista partnership agreement (Agreement) from Rio Vista in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of Rio Vista common units and the General Partner as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

     DISTRIBUTIONS  OF  AVAILABLE  CASH  -  CONTINUED

     On January 14, 2005, the Board of Managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and the General Partner as of the record date of February 9, 2004. The distribution is to be paid on February 14, 2005 (see note L).

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

     During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February and 11,050,000 gallons of LPG for the month of March (Quarter Agreement).

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     LPG  SUPPLY  AGREEMENTS

     The Company's current long-term supply agreements in effect as of December 31, 2004 (Supply Contracts) and through January 31, 2005 required the Company to purchase minimum quantities of LPG totaling up to approximately 22,100,000 gallons per month although the Monthly 2004 Contracts and Quarter Agreement required PMI to purchase lesser quantities. The actual amounts supplied under the Supply Contracts averaged approximately 16,501,000 gallons per month for the five months ended December 31, 2004.

     During January 2005, the Company and Koch amended the Koch Supply Contract whereby beginning February 2005 and continuing through September 30, 2005, the Company will not be required to purchase any LPG from Koch under the existing Koch Supply Contract. In addition under the terms of the amendment, the Koch Supply Contract terminates on September 30, 2005.

     In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Supply Contracts over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with its suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts and the Quarter Agreement with PMI (see note J). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. The Company may incur additional reductions of gross profits on sales of LPG if (i) the volume of LPG sold under the Quarter Agreement and any future sales arrangement declines below the current levels of approximately 11,000,000 gallons per month and/or the margins are materially reduced and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. Rio Vista has declared and will pay a cash distribution on February 14, 2005. As a result of these factors, the Company may not have sufficient cash flow to make future distributions to Rio Vista's unitholders and/or to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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



NOTE  L  -  SUBSEQUENT  EVENTS

     On February 14, 2004, Rio Vista made a cash distribution of approximately $500,000 (see note I).

     In connection with the cash distribution above, an exercise price of $5.00 per warrant to purchase Rio Vista units became determinable for the Rio Vista Warrants issued to the holders of the Restructured Notes, the $280,000 Notes and to PBC (see note F). As a result of the issuance of the Rio Vista Warrants, the Company will record a discount of approximately $653,000 which will be reflected as an adjustment to the amount of the assets transferred to Rio Vista in connection with the Spin-Off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PENN OCTANE CORPORATION ("PENN OCTANE") AND ITS CONSOLIDATED SUBSIDIARIES WHICH INCLUDES RIO VISTA ENERGY PARTNERS L.P. ("RIO VISTA") AND ITS SUBSIDIARIES ARE HEREINAFTER REFERRED TO AS THE "COMPANY".

          The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2004) refer to the Company's fiscal year ended December 31.

FORWARD-LOOKING  STATEMENTS

     The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, the Spin-Off, cash distributions, "Qualified Income" and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report. We caution you, however, that the following list of factors may not include all material risks facing the Company.

RISK  FACTORS

          Business Factors. The expiration of the LPG sales contract with PMI effective March 31, 2004 and the resulting lower LPG sales volumes have adversely affect the Company's results of operations. Penn Octane has only one customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company just recently commenced its Fuel Sales Business. The Company cannot be sure that PMI will continue to purchase
     LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company's Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company's assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company does not have sufficient capital resources for acquisitions or opportunities for expansion, the Company's growth will be limited. The Company's ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company's indebtedness and contingent liabilities, and may create integration difficulties. The Company's business would be adversely affected if operations at Rio Vista's transportation, terminal and distribution facilities were interrupted. The Company's business would also be adversely affected if the operations of the Company's customers and suppliers were interrupted.

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

          Project Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular projects sought by the Company, including projects which do not specifically fall within the areas of the Company's current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Company's management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

          Market Risk Factors. See "Notes to Consolidated Financial Statements (Unaudited)," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report for discussion of the impact of market risks, inflation and other uncertainties.

          Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the fiscal year ended December 31, 2005, the Company is required to complete an annual evaluation of its internal control systems. In addition, our independent auditors are required to provide an opinion regarding such evaluation and the adequacy of the Company's internal accounting controls. The Company's internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. As the Company grows, the Company will need to strengthen its internal control systems. If the Company acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

          Projections, estimates and descriptions of the Company's plans and objectives included or incorporated in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.


     OVERVIEW

          The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. In connection with the Company's desire to reduce quantities of inventory, the Company also sells LPG to U.S. and other customers.

          During the five months ended December 31, 2004, the Company derived 77% of its LPG revenues and 53% of total revenues from sales of LPG to PMI, its primary customer.

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

          During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $33.5 million for the five months ended December 31, 2004 which represents approximately 31% of total revenues.

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

LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the two months ended December 31, 2004 and 2003;

                                       2004   2003
                                       -----  -----
Volume Sold
                                        26.4   39.3
    LPG (millions of gallons) - PMI      8.3    6.4
                                       -----  -----
    LPG (millions of gallons) - Other   34.7   45.7
                                       =====  =====

Average sales price

    LPG (per gallon) - PMI             $0.92  $0.69
    LPG (per gallon) - Other            0.81   0.59



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

RESULTS  OF  OPERATIONS

TWO MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH TWO MONTHS ENDED DECEMBER 31, 2003

     Revenues. Revenues for the two months ended December 31, 2004, were $42.7 million compared with $30.8 million for the two months ended December 31, 2003, an increase of $11.9 million or 38.8%. Of this increase, $11.9 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced during the year ended July 31, 2004, $9.0 million was attributable to increases in average sales prices of LPG sold to PMI during the two months ended December 31, 2004, $1.4 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the two months ended December 31, 2004 and $1.5 million was attributable to increased volumes of LPG sold to customers other than PMI during the two months ended December 31, 2004, partially offset by $11.8 million attributable to decreased volumes of LPG sold to PMI during the two months ended December 31, 2004.

     Cost of goods sold. Cost of goods sold for the two months ended December 31, 2004 was $42.1 million compared with $28.7 million for the two months ended December 31, 2003, an increase of $13.4 million or 46.5%. Of this increase, $12.0 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations during the year ended July 31, 2004, $8.7 million was attributable to increases in the cost of LPG sold to PMI during the two months ended December 31, 2004, $1.9 million was attributable to increased costs of LPG sold to customers other than PMI during the two months ended December 31, 2004 and $1.7 million was attributable to increased volumes of LPG sold to customers other than PMI during the two months ended December 31, 2004, partially offset by $10.7 million attributable to decreased volume of LPG sold to PMI during the two months ended December 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for the two months ended December 31, 2004, compared with $995,739 for the two months ended December 31, 2003, an increase of $280,427 or 28.2%. The increase during the two months ended December 31, 2004, was principally due to increases in payroll and professional fees, partially offset by reduced professional fees associated with the Spin-Off.

     Other income (expense). Other expense was $462,660 for the two months ended December 31, 2004, compared with $215,601 for the two months ended December 31, 2003. The increase in other expense was due primarily to minority interest expense of $172,377 during the two months ended December 31, 2004.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $4.7 million at July 31, 2004), the Company did not incur U.S. income tax expense during the two months ended December 31, 2004. The taxable income associated with the Spin-Off was included in the Company's December 31, 2004 calculation of U.S. income tax expense. The Company did calculate an alternative minimum income tax benefit of $20,768 during the two months ended December 31, 2004 due to losses from operations. The Company can receive a credit against any future tax payments due to the extent of any prior alternative minimum taxes paid. The Company recorded a state income tax benefit of $47,541 that resulted from a loss from operations. The Company also incurred Mexican income tax expense of $22,193 during the two months ended December 31, 2004.


FIVE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH FIVE MONTHS ENDED DECEMBER 31, 2003

     Revenues. Revenues for the five months ended December 31, 2004, were $108.3 million compared with $69.3 million for the five months ended December 31, 2003, an increase of $38.9 million or 56.1%. Of this increase, $33.5 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced during the year ended July 31, 2004, $24.0 million was attributable to increases in average sales prices of LPG sold to PMI during the five months ended December 31, 2004, $5.7 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $413,982 was attributable to increased volumes of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $24.7 million attributable to decreased volumes of LPG sold to PMI during the five months ended December 31, 2004.

     Cost of goods sold. Cost of goods sold for the five months ended December 31, 2004 was $105.6 million compared with $65.2 million for the five months ended December 31, 2003, an increase of $40.4 million or 62.0%. Of this increase, $33.1 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations during the year ended July 31, 2004, $23.0 million was attributable to increases in the cost of LPG sold to PMI during the five months ended December 31, 2004, $6.1 million was attributable to increased costs of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $435,560 was attributable to increased volume of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $22.4 million attributable to decreased volume of LPG sold to PMI during the five months ended December 31, 2004.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $3.1 million for the five months ended December 31, 2004 compared with $2.5 million for the five months ended December 31, 2003, an increase of $582,938 or 23.0%. The increase during the five months ended December 31, 2004, was principally due to increases in salary and payroll related fees of $552,953, including $384,574 of non-cash fees associated with the issuance of warrants and options, other taxes associated with its Mexican subsidiaries and tax advisory costs associated with Rio Vista, partially offset by reduced professional fees associated with the Spin-Off.

     Loss on sale of CNG assets. During the five months ended December 31, 2003, the Company recorded a loss on the sale of CNG assets of $500,000.

     Other income (expense). Other expense was $576,326 for the five months ended December 31, 2004, compared with $375,848 for the five months ended December 31, 2003. The increase in other expense was due primarily to increased interest costs associated with the Fuel Sales Business during the five months ended December 31, 2004, reduced income related to the cancellation of a contract of $210,000 which occurred during the five months ended December 31, 2003, partially offset by an increase in minority interest income of $61,720 during the five months ended December 31, 2004.

     Income tax. Due to the availability of net operating loss carryforwards (approximately $4.7 million at July 31, 2004), the Company did not incur U.S. income tax expense during the five months ended December 31, 2004. The taxable income associated with the Spin-Off was included in the Company's December 31, 2004 calculation of U.S. income tax expense. The Company did calculate an alternative minimum income tax expense of $65,628 during the five months ended December 31, 2004. The Company can receive a credit against any future tax payments to the extent of any prior alternative minimum taxes paid. The Company also incurred state income tax expense related to the Spin Off of $179,053, which was partially offset by a state income tax benefit of $42,079 that resulted from a loss from operations. The Company also incurred Mexican income tax expense of $22,193 during the five months ended December 31, 2004.


LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility and therefore, the Company maybe unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. From April 1, 2004 to December 31, 2004, the Company has been operating on month-to-month contracts with PMI and currently operates under a three month contract which expires March 31, 2005 (see below). The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     Penn Octane has recently completed the transfer of a major portion of its assets to Rio Vista and the Spin-Off of Rio Vista to its stockholders. As a result of the Spin-Off, the Company's stockholders' equity has been materially reduced by the amount of the Spin-Off and a portion of Penn Octane's current cash flow from operations has shifted to Rio Vista as of the date of the
Spin-Off. Therefore, Penn Octane's remaining cash flow may not be sufficient to allow Penn Octane to pay its liabilities and obligations when due. Rio Vista is liable as guarantor on Penn Octane's collateralized debt discussed in the preceding paragraph and continues to pledge all of its assets as collateral. Penn Octane does not believe that it has a federal income tax in connection with the Spin-Off due to utilization of existing net operating loss carryforwards. The Company estimates alternative minimum tax and state franchise tax of approximately $235,000 for the five months ended December 31, 2004, which include taxes associated with the Spin-Off. However, the Internal Revenue
Service (the "IRS") may review Penn Octane's federal income tax returns and challenge positions that Penn Octane may take when preparing those income tax returns, including positions that it may take with respect to the Spin-Off. If the IRS challenges any of the Company's positions, Penn Octane will vigorously defend the positions that it takes in preparing its federal income tax, including positions that it may take with respect to the Spin-Off. In addition, Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million (see Spin-Off below).

     The volume of LPG sold to PMI has been materially reduced over historical levels resulting in a reduction of the Company's cash flow (see discussion below). In addition on February 14, 2005, Rio Vista made a cash distribution of approximately $500,000 and intends to make future distributions of similar amounts on a quarterly basis to its unitholders. Those future distributions are expected to be approximately $500,000 per quarter. Also, during the five months ended December 31, 2004, professional fees and related costs associated with the Spin-Off totaled approximately $550,000. The Company expects to eliminate these costs in future periods. However, as a result of the Spin-Off, the Company estimates that consolidated operating expenses will increase by approximately $450,000 on an annual basis as a result of additional public company compliance and income tax preparation costs related to Rio Vista.

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

     The following summary table reflects comparative cash flows for five months ended December 31, 2004, and 2003. All information is in thousands.

                                                      2004     2003
                                                     ------  --------
Net cash provided by (used) in operating activities  $ 324   $ 1,571
Net cash (used in) investing activities . . . . . .    (15)     (121)
Net cash used in by financing activities. . . . . .   (318)   (1,243)
                                                     ------  --------
Net increase (decrease) in cash . . . . . . . . . .  $  (9)  $   207
                                                     ======  ========

     Sales to PMI. On March 31, 2004, the Company's sales agreement with PMI ("Contract") expired. During the months of April 2004 through December 2004, the Company and PMI entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005
(the "Quarter Agreement"). The following table describes the minimum monthly gallons of LPG to be purchased by PMI and the actual monthly gallons purchased by PMI under the Monthly 2004 Contracts and the Quarterly Agreement:

                    MINIMUM        ACTUAL
                   CONTRACT        VOLUMES
                    VOLUMES         SOLD
MONTH      YEAR  (IN MILLIONS)  (IN MILLIONS)
---------  ----  -------------  -------------
April      2004           13.0           13.1
May        2004           13.0           13.4
June       2004           13.0           13.8
July       2004           11.7           12.3
August     2004           11.7           12.4
September  2004           11.7           11.8
October    2004           11.1           10.9
November   2004           11.1           12.4
December   2004           11.1           13.9
January    2005           11.7           12.7
February   2005           11.7              *
March      2005           11.1              *

* Not yet available

     The expiration of the Contract has caused a reduction in the Company's gross revenue due to the reduction in LPG volumes sold to PMI from approximately 17 million gallons per month under the Contract to approximately 11 million gallons per month under the Quarterly Agreement.

     The Company continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the Quarterly Agreement. Until the terms of a new long-term contract are reached, the Company expects to enter into additional agreements similar to the Quarterly Agreement.

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through March 2005 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Mexican terminal facilities. In the event the volume of LPG purchased by PMI under the Quarter Agreement declines below the current level of approximately 11 million gallons, the Company could suffer material adverse consequences to its business, financial condition and results of operations. If the Company is unsuccessful in lowering its costs to offset a decline in volumes below 11 million gallons per month and/or the Company is forced to accept similar or lower prices for sales to PMI, the results of operations of the Company may be adversely affected. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI sales totaled approximately $57.3 million and $58.0 million for the five months ended December 31, 2004 and 2003, respectively, representing approximately 53.0% and 83.6% of total revenues for the periods and 76.7% and 83.6% of the Company's total LPG revenues for the periods.

     Seasonality. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant (the "Plant") up to 13.9 million gallons per month blended in accordance with required specifications (the "Plant Commitment"). For the five months ended December 31, 2004, under the Exxon Supply Contract, Exxon has supplied an average of approximately 10.8 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

     For the five months ended December 31, 2004, under the Koch Supply Contract, Koch has supplied an average of approximately 5.7 million gallons of propane per month. The purchase price is indexed to variable posted prices.

     The Company's current long-term supply agreements in effect as of December 31, 2004 ("Supply Contracts") and through January 31, 2005 required the Company to purchase minimum quantities of LPG totaling up to approximately 22.1 million gallons per month although the Monthly 2004 Contracts and Quarter Agreement required PMI to purchase lesser quantities. The actual amounts supplied under Supply Contracts averaged approximately 16.5 million gallons per month for the five months ended December 31, 2004.

     During January 2005, the Company and Koch amended the Koch Supply Contract whereby beginning February 2005 and continuing through September 30, 2005, the Company will not be required to purchase any LPG from Koch under the existing Koch Supply Contract. In addition under the terms of the amendment, the Koch Supply Contract terminates on September 30, 2005.

     The Company is currently purchasing LPG from the above-mentioned supplier. The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     In addition to the LPG costs charged by its supplier, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess LPG purchased under the Supply Contracts over actual sales volumes to PMI. Under the terms of the Supply Contracts, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the agreements with its suppliers or other suppliers due to increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     Credit Arrangements. As of December 31, 2004, Penn Octane had a $20.0 million credit facility with RZB Finance LLC ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County (the "District") for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at December 31, 2004) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

     Mr. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In  connection  with  the  Company's  purchases  of  LPG and Fuel Products,
letters  of  credit  are  issued  based  on anticipated purchases.   Outstanding
letters of credit for purchases of LPG and Fuel Products at December 31, 2004 totaled approximately $17.4 million of which approximately $13.9 million represents December 2004 purchases and approximately $3.5 million represents January 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $4.6 million at December 31, 2004). At December 31, 2004, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2004, such taxes of approximately $159,529 were due. In addition, in connection with the Fuel Sales Business, the Company issued a letter of credit of $284,000 in connection with the Company's use of pipeline and terminal systems from a third party. The letters of credit issued have all been secured by cash in the amount of $739,700 which is included in restricted cash in the Company's balance sheet at December 31, 2004.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $405,179, and $327,055 for the five months ended December 31, 2004 and 2003.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of December 31, 2004. Where applicable, LPG prices are based on the December 31, 2004 monthly average as published by Oil Price Information Services.

                                                                       PAYMENTS DUE BY PERIOD
                                                                       (AMOUNTS IN MILLIONS)
                                        ----------------------------------------------------------------------------------
                                                         Less than          1 - 3            4 - 5             After
Contractual Obligations                     Total          1 Year           Years            Years            5 Years
                                        -------------  --------------  ----------------  --------------  -----------------

Long-Term Debt Obligations              $         1.7  $          1.7  $              -  $            -  $               -
Operating Leases                                 11.8             1.4               2.7             2.6                5.1
LPG Purchase Obligations                        581.7           126.6             243.0           212.1                  -
Other Long-Term Obligations                        .1               -                .1               -                  -
                                        -------------  --------------  ----------------  --------------  -----------------
    Total Contractual Cash Obligations  $       595.3  $        129.7  $          245.8  $        214.7  $             5.1
                                        =============  ==============  ================  ==============  =================


                                                                 AMOUNT OF COMMITMENT EXPIRATION
                                                                           PER PERIOD
                                                                     (AMOUNTS IN MILLIONS)
                                        ----------------------------------------------------------------------------------
Commercial                                               Less than          1 - 3            4 - 5             After
Commitments                                 Total          1 Year           Years            Years            5 Years
                                        -------------  --------------  ----------------  --------------  -----------------

Lines of Credit                         $         1.4  $          1.4  $              -  $            -  $               -
Standby Letters of Credit                        18.1            18.1                 -               -                  -
Guarantees                                        N/A             N/A               N/A             N/A                N/A
Standby Repurchase Obligations                    N/A             N/A               N/A             N/A                N/A
Other Commercial Commitments                      N/A             N/A               N/A             N/A                N/A
                                        -------------  --------------  ----------------  --------------  -----------------
    Total Commercial Commitments        $        19.5  $         19.5  $              -  $            -  $               -
                                        =============  ==============  ================  ==============  =================

     Distributions of Available Cash. All Rio Vista unitholders, including the General Partner, have the right to receive distributions of "available cash" as defined in the Rio Vista partnership agreement (the "Agreement") from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of Rio Vista common units and the General Partner as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On January 14, 2005, the Board of Managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and the General Partner as of the record date of February 9, 2004. The distribution was paid on February 14, 2005.

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

     Other. The Company during 2005 intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000.

     Acquisition of Mexican Subsidiaries. Effective April 1, 2001, the Company completed the purchase of 100% of the outstanding common stock of both Termatsal and PennMex (the "Mexican Subsidiaries"), previous affiliates of the Company which were principally owned by a former officer and director. The Company paid a nominal purchase price of approximately $5,000 for each Mexican subsidiary. As a result of the acquisition, the Company has included the results of the Mexican Subsidiaries in its unaudited consolidated financial statements for the five months ended December 2004 and 2003. Since inception through the acquisition date, the operations of the Mexican Subsidiaries had been funded by the Company and such amounts funded were included in the Company's consolidated financial statements. Therefore there are no material differences between the amounts previously reported by the Company and the amounts that would have been reported by the Company had the Mexican Subsidiaries been consolidated since inception.

     During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Mr. Vicente Soriano and the remaining balance owned by Mr. Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company's consolidated financial statements.

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

     Private Placements and Other Transactions. In connection with the Penn Octane Board Plan, during August 2004 the Board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $0.72 and $0.71 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

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

     During December 2004, warrants to purchase a total of 31,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $28,750.

     During January 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts owed by the Company at December 31, 2004. The Company recorded an expense of $102,000 as of December 31, 2004 based on the market value of the shares issued.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     OPTIONS  AND  WARRANTS  OF  RIO  VISTA

     GENERAL PARTNER OPTIONS. Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC ("Shore Capital") an affiliate of Mr. Shore, and Mr. Richter of options to each acquire 25% of the General Partner (the "General Partner Options"). Mr. Shore and Mr. Richter are each members of the board of directors of Penn Octane and the board of managers of the General Partner. The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Based on the provisions of APB 25, the Company recorded approximately $41,000 of compensation cost related to these options. Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON UNIT WARRANTS. In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. Based on the provisions of APB 25, Rio Vista recorded $343,875 of compensation cost related to these warrants on October 1, 2004, the initial exercise date. The warrants expire on July 10, 2006.

     On February 14, 2004, Rio Vista made a cash distribution of approximately $500,000 ($.25 per common unit).

     In  connection  with  the  90,250  warrants to purchase Rio Vista units the
Company agreed to issue to the holders of the Restructured Notes and $280,000 Notes and the 20,000 warrants to purchase Rio Vista units the Company agreed to issue to PBC, the Company will record a discount of approximately $653,000 which will be reflected as an adjustment to the amount of the assets transferred to Rio Vista in connection with the Spin-Off (see note F and L to unaudited consolidated financial statements). The calculated exercise price per warrant to purchase a Rio Vista Unit for these Rio Vista Warrants is $5.00.

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

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 31% of total revenues for the five months ended December 31, 2004.

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

     Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under the Monthly 2004 Contracts and Quarter Agreement with PMI (see note J). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels. The Company may incur additional reductions of gross profits on sales of LPG if (i) the volume of LPG sold under the Quarter Agreement and any future sales agreement declines below the current levels of approximately 11,000,000 gallons per month and/or the margins are materially reduced and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under LPG supply agreements. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     The Company's cash flow has been reduced as a result of lower volumes of sales to PMI. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. Rio Vista has declared and paid a cash distribution on February 14, 2005. As a result of these factors, the Company may not have sufficient cash flow to make future distributions to Rio Vista's unitholders and/or to pay Penn Octane's obligations when due. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure of its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay Penn Octane's obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs - An Amendment of ARB No. 43 Chapter 4" ("SFAS 151") which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has determined that SFAS 151 will not have a material impact on their consolidated results of operations, financial position or cash flows.

During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning July 1, 2005. The Company currently accounts for stock options issued to employees under APB 25.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has determined that SFAS 153 will not have a material impact on their consolidated results of operations, financial position or cash flows.

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

          With respect to the issuances of securities discussed in note G to the accompanying unaudited consolidated financial statements, the transactions were exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

               None.

ITEM 5.   OTHER INFORMATION

               None.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits


THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

Exhibit No.
-----------

     10.1 Product Sales Agreement made and entered into the 9th day of December 2003 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P.

     10.2 Amendment to Product Sales Agreement made effective as of the 28th day of January 2005 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P.

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


                              PENN  OCTANE  CORPORATION



February  22,  2005       By:  /s/Ian  T.  Bothwell
                             ---------------------------------------------------
                             Ian  T.  Bothwell
                             Vice President, Treasurer, Assistant Secretary, Chief Financial Officer