Form 10-Q
period 2005-03-31
PENN OCTANE CORP
filed 2005-05-20
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]   No  [X]

The number of shares of Common Stock, par value $.01 per share, outstanding on May 13, 2005 was 15,522,745.

                                PENN OCTANE CORPORATION

                                   TABLE OF CONTENTS


         ITEM                                                                  PAGE NO.
         ----                                                                  --------

Part I     1.        Financial Statements

                     Independent Certified Public Accountants' Review Report         3

                     Unaudited Consolidated Balance Sheets as of March 31,          4-5
                     2005 and December 31, 2004

                     Unaudited Consolidated Statements of Operations for the
                     three months ended March 31, 2005 and 2004                      6

                     Unaudited Consolidated Statements of Cash Flows for the
                     three months ended March 31, 2005 and 2004                      7

                     Notes to Consolidated Financial Statements (Unaudited)         8-21

           2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           22-40


           3.        Quantitative and Qualitative Disclosures About Market
                     Risk                                                            41

           4.        Controls and Procedures                                         41

Part II    1.        Legal Proceedings                                               42

           2.        Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                        42

           3.        Defaults Upon Senior Securities                                 42

           4.        Submission of Matters to a Vote of Security Holders             42

           5.        Other Information                                               42

           6.        Exhibits                                                        42

           Signatures                                                                43

             Independent Certified Public Accountants' Review Report

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheets of Penn Octane Corporation and subsidiaries (Company) as of March 31, 2005 and December 31, 2004, and the consolidated statements of operations and cash flows for the three months ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated statements of operations and cash flows of Penn Octane Corporation and subsidiaries for the three months ended March 31, 2004 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of July 31, 2004 (not presented herein), and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 5, 2004, we expressed an unqualified opinion on those consolidated financial statements.

Our auditors' report on the Company's financial statements as of July 31, 2004 included an explanatory paragraph referring to the matters discussed in Note S of those financial statements which raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note K to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company's ability to continue as a going concern.


               /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
April 25, 2005

PART I
ITEM  1.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                (UNAUDITED)


                                                                                 March 31,   December 31,
                                                                                   2005          2004
                                                                                -----------  -------------
Current Assets
    Cash                                                                        $   140,893  $     374,567
    Restricted cash                                                               4,683,705      5,367,516
    Trade accounts receivable (less allowance for doubtful accounts of  $0)      11,058,446      9,222,035
    Inventories                                                                   2,066,780      3,541,390
    Prepaid expenses and other current assets                                       233,636        114,204
                                                                                -----------  -------------
      Total current assets                                                       18,183,460     18,619,712
Property, plant and equipment - net                                              15,785,658     15,979,182
Lease rights (net of accumulated amortization of $783,861 and $772,412 at
March 31, 2005 and December 31, 2004)                                               370,178        381,627
Other non-current assets                                                             29,702         28,932
                                                                                -----------  -------------
           Total assets                                                         $34,368,998  $  35,009,453
                                                                                ===========  =============

   The accompanying notes and accountants' report are an integral part of these statements.

                                  PENN OCTANE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (UNAUDITED)


                                                                                March 31,     December 31,
                                                                                  2005            2004
                                                                              -------------  --------------
Current Liabilities
    Current maturities of long-term debt                                      $  1,562,176   $   1,874,618
    Revolving line of credit                                                     5,818,836       1,397,249
    LPG and fuel products trade accounts payable                                 7,268,950      13,215,832
    Other accounts payable                                                       1,181,174       1,661,360
    U.S. and foreign taxes payable                                                  15,953          36,099
    Accrued liabilities                                                          2,170,756       1,007,145
                                                                              -------------  --------------
      Total current liabilities                                                 18,017,845      19,192,303
Long-term debt, less current maturities                                             82,014          55,581
Minority interest in Rio Vista Energy Partners L.P.                             14,719,331      14,614,370
Commitments and contingencies                                                            -               -
Stockholders' Equity

    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at March 31, 2005 and December 31,
    2004                                                                                 -               -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at March
    31, 2005 and December 31, 2004                                                       -               -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,522,745 and 15,316,495 shares issued and outstanding at March 31,
    2005 and December 31, 2004                                                     155,227         153,165

    Additional paid-in capital                                                  28,741,122      28,536,987

    Note receivable from an officer of the Company and another party for exercise of warrants, less reserve of $468,693 at March 31, 2005 and
    December 31, 2004                                                           (2,728,000)     (2,728,000)

    Accumulated deficit                                                        (24,618,541)    (24,814,953)
                                                                              -------------  --------------
    Total stockholders' equity                                                   1,549,808       1,147,199
                                                                              -------------  --------------
                                                                              $ 34,368,998   $  35,009,453
                                                                              =============  ==============
        Total liabilities and stockholders' equity

   The accompanying notes and accountants' report are an integral part of these statements.

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)


                                                                          Three Months Ended
                                                                      --------------------------
                                                                       March 31,     March 31,
                                                                          2005          2004
                                                                      ------------  ------------
Revenues                                                              $59,726,894   $50,787,314
Cost of goods sold                                                     57,337,945    47,690,864
                                                                      ------------  ------------
    Gross profit                                                        2,388,949     3,096,450
Selling, general and administrative expenses
    Legal and professional fees                                           447,426       274,933
    Salaries and payroll related expenses                                 648,450       757,915
    Other                                                                 520,427       201,864
                                                                      ------------  ------------
                                                                        1,616,303     1,234,712
                                                                      ------------  ------------

      Operating income                                                    772,646     1,861,738
Other income (expense)
    Interest and LPG and Fuel Products financing expense                 (391,942)     (350,297)
    Interest income                                                         4,363        42,335
    Minority interest in earnings of Rio Vista Energy Partners L.P.      (169,045)            -
    Other income                                                                -             -
                                                                      ------------  ------------
        Income before taxes                                               216,022     1,553,776
Provision for income tax                                                   19,610        34,590
                                                                      ------------  ------------
        Net income                                                    $   196,412   $ 1,519,186
                                                                      ============  ============

Net income per common share                                           $      0.01   $      0.10
                                                                      ============  ============
Net income per common share assuming dilution                         $      0.01   $      0.10
                                                                      ============  ============
Weighted average common shares outstanding                             15,422,120    15,302,336
                                                                      ============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                        Three Months Ended
                                                                    ---------------------------
                                                                      March 31,     March 31,
                                                                        2005           2004
                                                                    -------------  ------------
Cash flows from operating activities:
Net income                                                          $    196,412   $ 1,519,186
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                        255,986       240,614
    Amortization of lease rights                                          11,449        11,449
    Non-employee stock based costs and other                                   -        41,622
    Amortization of loan discount related to detachable warrants          81,846        28,326
    Interest income                                                            -       (32,334)
    Minority interest in Rio Vista Energy Partners L.P.                  169,045             -
Changes in current assets and liabilities:
    Trade accounts receivable                                        ( 1,836,411)   (  848,359)
    Inventories                                                        1,474,610       182,499
    Prepaid and other current assets                                    (119,431)    ( 495,216)
    LPG and Fuel Products trade accounts payable                      (5,946,882)   (2,045,580)
    Other accounts payable and accrued liabilities                       783,431      (439,963)
    US and Foreign taxes payable                                         (20,146)       24,590
                                                                    -------------  ------------
      Net cash (used in) provided by operating activities             (4,950,091)   (1,813,166)
Cash flows from investing activities:
    Capital expenditures                                                  (6,999)      107,434
    Property held for sale                                                     -       220,000
    (Increase) decrease in other non-current assets                         (770)        ( 750)
                                                                    -------------  ------------
      Net cash  provided by  (used in) investing activities              ( 7,769)      326,684
Cash flows from financing activities:
    (Increase) decrease in restricted cash                               683,811     1,431,501
    Revolving credit facilities                                        4,421,587             -
    Issuance of common stock                                              97,750             -
    Distributions paid by Rio Vista to limited partners                 (477,664)            -
    Reduction in debt                                                     (1,298)     (203,520)
                                                                    -------------  ------------
      Net cash provided by (used in)  financing activities             4,724,186     1,227,981
                                                                    -------------  ------------
          Net increase (decrease) in cash                              ( 233,674)    ( 258,501)
Cash at beginning of period                                              374,567       278,188
                                                                    -------------  ------------
Cash at end of period                                               $    140,893   $    19,687
                                                                    =============  ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest and LPG and Fuel Products financing expense            $    303,044   $   397,809
                                                                    =============  ============
Supplemental disclosures of noncash transactions:
    Equity-common stock and warrants issued and other               $    108,450   $   167,170
                                                                    =============  ============
    Stock exchanged for note receivable                             $          -   $   169,520
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

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. The LPG purchased by PMI from the Company is sold to PEMEX which distributes the LPG purchased from PMI into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 47.5% of the Company's total revenues and 91.7% of the Company's LPG revenues for the three months ended March 31, 2005. The
     Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

     The Company has the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products.

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 48.1% of total revenues for the three months ended March 31, 2005.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION  -  CONTINUED

     On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary, Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane, and the General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner and therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

     During December 2004, Penn Octane changed its fiscal year end from July 31 to December 31.


     BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements include Penn Octane and its United States subsidiaries including Penn Octane International, L.L.C., PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and its other inactive Mexican subsidiaries. All significant intercompany accounts and transactions are eliminated.

     The unaudited consolidated balance sheets as of March 31, 2005 and December 31, 2004, the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2005 and December 31, 2004, the unaudited consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                    For the three months ended March 31, 2005        For the three months ended March 31, 2004
                                 -----------------------------------------------  -----------------------------------------------
                                  Income (loss)      Shares         Per-Share      Income (loss)      Shares         Per-Share
                                   (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)      Amount
                                 ---------------  -------------  ---------------  ---------------  -------------  ---------------

Net income (loss)                $       196,412                                  $     1,519,186

BASIC EPS

Net income (loss) available to
common stockholders                      196,412     15,422,120  $          0.01        1,519,186     15,302,336  $          0.10
                                                                 ===============                                  ===============

EFFECT OF DILUTIVE SECURITIES
Warrants                                       -         78,291                                 -              -
                                 ---------------  -------------                   ---------------  -------------
DILUTED EPS

Net income (loss) available to
common stockholders              $       196,412     15,500,411  $          0.01  $     1,519,186     15,302,336  $          0.10
                                 ===============  =============  ===============  ===============  =============  ===============

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

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                                  Three Months Ended
                                                               ------------------------
                                                                March 31,    March 31,
                                                                  2005         2004
                                                               -----------  -----------
Net income (loss), as reported                                 $  196,412   $1,519,186
Add:   Stock-based employee compensation cost expense
       included in reported net income (loss), net of related
       tax effects                                                      -            -
Less:  Total stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related tax effects                         (34,443)      (9,724)
                                                               -----------  -----------
Net income (loss), pro forma                                   $  161,969   $1,509,462
                                                               ===========  ===========

Net income (loss) per common share, as reported                $     0.01   $     0.10
                                                               ===========  ===========
Net income (loss) per common share, pro forma                  $     0.01   $     0.10
                                                               ===========  ===========
Net income (loss) per common share assuming dilution,
 as reported                                                   $     0.01   $     0.10
                                                               ===========  ===========
Net income (loss) per common share assuming dilution,
pro forma                                                      $     0.01   $     0.10
                                                               ===========  ===========

     The following assumptions were used for grants of warrants to employees in the three months ended March 31, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 68% and 63%; risk free interest rate of 4.08%, 3.51% and 3.52% and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the three months ended March 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning January 1, 2006. The Company will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of the Company for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                        March 31,     December 31,
                                                           2005           2004
                                                       ------------  --------------
LPG:
    Midline pump station (b)                           $ 2,326,985   $   2,326,985
    Brownsville Terminal Facility: (a)
      Building                                             173,500         173,500
      Terminal facilities                                3,631,207       3,631,207
      Tank Farm                                            373,945         373,945
      Leasehold improvements                               318,807         318,807
      Equipment                                            226,285         226,285
      Truck                                                 25,968          25,968
                                                       ------------  --------------
                                                         7,076,697       7,076,697
                                                       ------------  --------------
    US - Mexico Pipelines and Matamoros Terminal
    Facility: (a)(c)

    U.S. Pipelines and Rights of Way                     6,782,242       6,775,242
    Mexico Pipelines and Rights of Way                     993,300         993,300
    Matamoros Terminal Facility                          5,874,781       5,874,781
    Land                                                   856,358         856,358
                                                       ------------  --------------
                                                        14,506,681      14,499,681
                                                       ------------  --------------
        Total LPG                                       21,583,378      21,576,378
                                                       ------------  --------------
Other:
    Office equipment (b)                                   106,953         106,953
    Software (b)                                            57,163           1,700
                                                       ------------  --------------
                                                           164,116         108,653
                                                       ------------  --------------
                                                        21,747,494      21,685,031
    Less:  accumulated depreciation and amortization    (5,961,836)     (5,705,849)
                                                       ------------  --------------

                                                       $15,785,658   $  15,979,182
                                                       ============  ==============

    (a)  Rio Vista assets
    (b)  Penn Octane and Subsidiaries other than Rio Vista
    (c) Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

    Property, plant and equipment, net of accumulated depreciation, includes $5,643,844 and $5,745,793 of costs located in Mexico at March 31, 2005 and December 31, 2004, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

                                                   March 31, 2005       December 31, 2004
                                               ---------------------  ---------------------
                                                Gallons      LCM       Gallons      LCM
                                               ---------  ----------  ---------  ----------
         LPG:
            Leased Pipeline                    1,175,958  $1,027,840  1,175,958  $  930,156
            Brownsville Terminal Facility and
              Matamoros Terminal Facility        295,688     258,445    369,508     292,272
            Markham Storage and other            609,701     532,906          -           -
                                               ---------  ----------  ---------  ----------

                                               2,081,347   1,819,191  1,545,466   1,222,428
                                               =========              =========

             Fuel Products                       151,578     247,589  1,847,191   2,318,962
                                               =========  ----------  =========  ----------

                                                          $2,066,780             $3,541,390
                                                          ==========             ==========


NOTE  F  -  DEBT  OBLIGATIONS

Debt consists of the following:
                                                                                           March 31,    December 31,
                                                                                             2005           2004
                                                                                         -------------  -------------
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February
2002.                                                                                    $     137,500  $     137,500

Restructured Notes and $280,000 Notes                                                        1,371,751      1,711,924

Other debt.                                                                                    134,939         80,775
                                                                                         -------------  -------------
         Total debt                                                                          1,644,190      1,930,199
Less:  Current maturities                                                                    1,562,176      1,874,618
                                                                                         -------------  -------------
         Long-term debt                                                                  $      82,014  $      55,581
                                                                                         =============  =============

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

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue 110,250 warrants (which includes 20,000 warrants to purchase Rio Vista common units held by Philadelphia Brokerage Corporation (see below)) to purchase Rio Vista Common Units (Rio Vista Warrants). The Rio Vista Warrants will expire on December 15, 2006 and the exercise price is $5.00 per warrant.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - DEBT OBLIGATIONS - CONTINUED

     EXTENSION OF CERTAIN OF THE NEW ACCEPTING NOTEHOLDERS' NOTES, ADDITIONAL NOTE AND $250,000 NOTE TOTALING $1,525,000 (COLLECTIVELY THE RESTRUCTURED NOTES) - CONTINUED

     Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003, who did not agree to the Restructuring (Declining Noteholders), were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane.

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

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $125,450 has been amortized through March 31, 2005.

     Jerome Richter, Chief Executive Officer of Penn Octane continues to provide collateral to the Restructured Notes and the $280,000 Notes noteholders with 2,000,000 shares of common stock of Penn Octane owned by him. As a result of the Spin-Off, he is also required to provide as collateral 250,000 Common Units of Rio Vista owned by him.


NOTE  G  -  STOCKHOLDERS'  EQUITY

     COMMON  STOCK
     -------------

     During January 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts owed by the Company at December 31, 2004.

     During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

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

     On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     PENN  OCTANE  2001  WARRANT  PLAN

     On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane's 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane's common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.


NOTE  H  -  OPTIONS  AND  WARRANTS  OF  RIO  VISTA

     GENERAL  PARTNER  OPTIONS

     Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Richard Shore, Jr., and Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON  UNIT  WARRANTS

     In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expire on July 10, 2006.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - OPTIONS AND WARRANTS OF RIO VISTA

     COMMON UNIT WARRANTS - CONTINUED

     On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

     On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

NOTE I - COMMITMENTS AND CONTINGENCIES

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of March 31, 2005, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER - CONTINUED

     Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.75% at March 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

     Based on current minimum purchase commitments under the Company's LPG supply agreement and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products purchase prices.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

     Jerome B. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at March 31, 2005 totaled approximately $10,507,000 of which approximately $7,972,000 represents March 2005 purchases and approximately $2,535,000 represents April 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $4,200,000 at March 31, 2005). At March 31, 2005, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2005, such taxes of approximately $800,577 were due. The letters of credit issued have all been secured by cash in the amount of approximately $458,000 which is included in restricted cash in the Company's balance sheet at March 31, 2005.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $203,301 and $185,013 for the three months ended March 31, 2005 and 2004.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     DISTRIBUTIONS  OF  AVAILABLE  CASH

     All Rio Vista unitholders have the right to receive distributions of "available cash" as defined in the Rio Vista partnership agreement (Agreement) from Rio Vista in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of Rio Vista common units and the General Partner as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On February 14, 2005, Rio Vista made a cash distribution of $487,000.

     On April 21, 2005, the board of managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of May 9, 2005. The distribution is to be paid on May 13, 2005 (see note L).

     PARTNERSHIP  TAX  TREATMENT

     Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

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

     PARTNERSHIP TAX TREATMENT - CONTINUED

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

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE  J  -  CONTRACTS

     LPG  SALES  TO  PMI

     During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February and 11,050,000 gallons of LPG for the month of March (Quarterly Agreement) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12,700,000 gallons, 9,900,000 gallons and 9,600,000 gallons for January, February and March 2005, respectively. In April 2005, the Company entered into a one month contract with PMI for the sale of a minimum of 10,450,000 gallons at a further reduction in margin (see note
     L).

     The shortfall for the month of February 2005 was attributable to the Company not having a sufficient supply of LPG to meet the minimum contract volume. The shortfall for the month of March 2005 was attributable to PMI not purchasing the minimum contract volume. In accordance with the Quarterly Agreement, PMI paid approximately $104,000 representing the total amount due associated with the shortfall volumes for March 2005.

     The Company continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than prior agreements.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J  -  CONTRACTS

     LPG  SUPPLY  AGREEMENTS

     The Company's agreement with Exxon expires in 2009 (Exxon Supply Contract) requires the Company to purchase minimum quantities of LPG totaling up to approximately 13,900,000 gallons per month although the actual amounts supplied under the Exxon Supply Contract averaged approximately 9,295,000 gallons per month for the three months ended March 31, 2005.

     During January 2005, the Company amended the Koch supply contract whereby beginning February 2005 and continuing through September 30, 2005, the Company is not required to purchase any LPG from Koch under the existing Koch supply contract. In addition under the terms of the amendment, the Koch supply contract terminates on September 30, 2005.

     In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.


NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under monthly agreements and the Quarterly Agreement with PMI (see note J). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels and since April 1, 2005 the margins have been materially reduced. The Company's gross profits on sales may be insufficient to pay its expenses if (i) the volume of LPG sold under any future sales agreements declines below an average of approximately 11,000,000 gallons per month and/or the margins are materially reduced from historical levels (see note L), and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company's new Fuel Sales Business, is not sufficiently successful.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  REALIZATION  OF  ASSETS

     The Company's cash flow has been materially reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. Rio Vista has declared and will pay a cash distribution on May 13, 2005. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and up to and including protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the continued sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins on a long-term basis. In addition, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG,
     (iii)  increase  the  amount  of financing for its products and operations,
     (iv) raise additional debt and/or equity capital and (v) reduce its supply costs and operating expenses.


NOTE  L  -  SUBSEQUENT  EVENTS

     On May 5, 2005, the Company entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from the Company.

     On May 13, 2005, Rio Vista made a cash distribution of $487,000 (see note I).

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

FORWARD-LOOKING  STATEMENTS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, the Spin-Off, cash distributions, "Qualifying Income" and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report. We caution you, however, that the following list of factors may not include all material risks facing the Company.

RISK  FACTORS

     Business Factors. The expiration of the LPG sales contract with PMI effective March 31, 2004 and the resulting lower LPG sales volumes and margins have adversely affected the Company's results of operations. Penn Octane has one major customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company commenced its Fuel Sales Business less than one year ago. The Company cannot be sure that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company's Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company's assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company does not have sufficient capital resources for acquisitions or opportunities for expansion, the Company's growth will be limited. The Company's ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company's indebtedness and contingent liabilities, and may create integration difficulties. The Company's business would be adversely affected if operations at Rio Vista's transportation, terminal and distribution facilities were interrupted. The Company's business would also be adversely affected if the operations of the Company's customers and suppliers were interrupted.

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

     Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the fiscal year ended December 31, 2005, the Company is required to complete an annual evaluation of its internal control systems. In addition, the Company's independent auditors are required to provide an opinion regarding such evaluation and the adequacy of the Company's internal accounting controls. The Company's internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. As the Company grows, the Company will need to strengthen its internal control systems. If the Company acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

     Projections. Projections, estimates and descriptions of the Company's plans and objectives included herein are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.


OVERVIEW

     The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. To the extent that Penn Octane purchases quantities of LPG under its supply contract in excess of LPG sold to PMI, the Company sells the excess LPG to U.S. and other customers.

     During the three months ended March 31, 2005, the Company derived 47.5% of its total revenues and 91.7% of LPG revenues from sales of LPG to PMI, its primary customer.

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

     During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $28.8 million for the three months ended March 31, 2005 which represents approximately 48.1% of total revenues.

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


LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the three months ended March 31, 2005 and 2004;

                                       2005   2004
                                       -----  -----
Volume Sold

    LPG (millions of gallons) - PMI     32.3   57.4
    LPG (millions of gallons) - Other    3.6   11.1
                                       -----  -----
                                        35.9   68.5
                                       =====  =====
Average sales price

    LPG (per gallon) - PMI             $0.88  $0.76
    LPG (per gallon) - Other            0.72   0.51

RECENT TRENDS. Since April 2004, PMI has contracted with the Company for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years. See Liquidity and Capital Resources - Sales to PMI below. The Company believes that the reduction of volume commitments is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in early 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts. The Company still believes that its LPG supplies are competitive with the necessary U.S. imports of LPG by PEMEX and that the LPG volumes which are actually produced from the Burgos Basin would not eliminate the need for U.S. LPG imports by PEMEX and that LPG volumes produced from the Burgos Basin would be more economically suited for distribution to points further south in Mexico rather than in the Company's strategic zone.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

     Revenues. Revenues for the three months ended March 31, 2005, were $59.7 million compared with $50.8 million for the three months ended March 31, 2004, an increase of $8.9 million or 17.6%. Of this increase, $28.8 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced operations in June 2004, $7.0 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended March 31, 2005 and $3.0 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended March 31, 2005, partially offset by $22.0 million attributable to decreased volumes of LPG sold to PMI during the three months ended March 31, 2005 and $7.8 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended March 31, 2005.

     Cost of goods sold. Cost of goods sold for the three months ended March 31, 2005 was $57.3 million compared with $47.7 million for the three months ended March 31, 2004, an increase of $9.6 million or 20.2%. Of this increase, $27.7 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations in June 2004, $6.6 million was attributable to increases in the cost of LPG sold to PMI during the three months ended March 31, 2005 and $4.1 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended March 31, 2005, partially offset by $19.8 million attributable to decreased volume of LPG sold to PMI during the three months ended March 31, 2005 and $8.7 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended March 31, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2005, compared with $1.2 million for the three months ended March 31, 2004, an increase of $381,591 or 30.9%. The increase during the three months ended March 31, 2005 was principally due to increases in professional fees and Texas state franchise taxes and Mexican ad valorem taxes, partially offset by reduced payroll related costs. The above amounts include selling, general and administrative expenses related to the Fuel Sales Business of $172,328 for the three months ended March 31, 2005.

     Other income (expense). Other expense was $556,624 for the three months ended March 31, 2005, compared with $307,962 for the three months ended March 31, 2004. The increase in other expense was due primarily to minority interest in the earnings of Rio Vista of $169,045, increased interest costs associated with the Fuel Sales Business of $80,816 and reduced interest income during the three months ended March 31, 2005.

     Income tax. The Company calculated income taxes of $19,610 during the three months ended March 31, 2005. Income taxes consisted of alternative minimum tax of $1,461, state income tax expense of $16,756 and Mexican income tax expense of $1,393 during the three months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has had an accumulated deficit since its inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. From April 1, 2004 to March 31, 2005, the Company has been operating under monthly contracts with PMI and under a three month contract which expired March 31, 2005. Since April 1, 2005, the Company has operated under monthly contracts with PMI (see below). The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     The Company's cash flow has been materially reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. Rio Vista has declared and paid a cash distribution on May 13, 2005. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to pay its obligations and to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it intends to lend such amounts to Rio Vista.

     In the event Penn Octane and/or Rio Vista is required to raise additional funds, management does not believe that either would be able to obtain such financing from traditional commercial lenders. Rather, they would likely have to conduct sales of equity and/or debt securities through public or private financings, collaborative relationships or other arrangements.

     If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations up to and including protection under the U.S. bankruptcy laws.

     Further, if Penn Octane is determined to have a federal income tax liability as a result of the Spin-Off and if Penn Octane is unable to pay such liabilities, the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

     The following summary table reflects comparative cash flows for three months ended March 31, 2005, and 2004. All information is in thousands.

                                                        2005      2004
                                                      --------  --------
Net cash  (used) in operating activities . . . . . .  $(4,950)  $(1,813)
Net cash (used in) provided by  investing activities       (8)      326
Net cash provided by financing activities. . . . . .    4,724     1,228
                                                      --------  --------
Net increase (decrease) in cash. . . . . . . . . . .  $ ( 234)  $(  259)
                                                      ========  ========

     Sales to PMI. On March 31, 2004, the Company's sales agreement with PMI ("Contract") expired. During the months of April 2004 through December 2004, the Company and PMI entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 (the "Quarterly Agreement") at margins lower than those in effect during 2004. For April 2005, the Company entered into a one month agreement with PMI at further reduced margins. On May 5, 2005, the Company entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from the Company. The following table describes the minimum monthly volumes of LPG to be purchased by PMI and the actual monthly volumes purchased by PMI under monthly contracts from April 1, 2004 through December 31, 2004, the Quarterly Agreement and contracts for April and May 2005:

                    MINIMUM        ACTUAL
                   CONTRACT        VOLUMES
                    VOLUMES         SOLD
                 (IN MILLIONS   (IN MILLIONS
MONTH      YEAR   OF GALLONS)    OF GALLONS)
---------  ----  -------------  -------------
April      2004           13.0           13.1
May        2004           13.0           13.4
June       2004           13.0           13.8
July       2004           11.7           12.3
August     2004           11.7           12.4
September  2004           11.7           11.8
October    2004           11.1           10.9
November   2004           11.1           12.4
December   2004           11.1           13.9
January    2005           11.7           12.7
February   2005           11.7            9.9
March      2005           11.1            9.6
April      2005           10.5           10.8
May        2005            6.0              *

*   Not yet available


      The shortfall for the month of February 2005 was attributable to the Company not having a sufficient supply of LPG to meet minimum contract volume. The shortfall for the month of March 2005 was attributable to PMI not purchasing the minimum contract volume. In accordance with the Quarterly Agreement, PMI paid approximately $104,000 representing the total amount due associated with the shortfall volumes for March 2005.

     If the actual volume sold in May 2005 approximates the minimum contract volume, cash flows for May 2005 will be less than expected cash operating and other expenses, by approximately $300,000 assuming current expense levels and excluding net cash flows associated with the Fuel Sales Business,. The Company intends to take certain measures to reduce cash operating costs and other expenses immediately. There can be no assurance that costs and expenses can be reduced sufficiently to mitigate negative cash flows at such reduced volumes at current or lower margins.

     The Company continues to negotiate for the extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than prior agreements. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements similar to the Quarterly Agreement.

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through May 2005 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Matamoros Terminal Facility and increased competition from U.S. suppliers (see Recent Trends above). In the event the volume of LPG purchased by PMI under future agreements decline below an average of approximately 11 million gallons per month and/or margins are further reduced, the Company could suffer material adverse consequences to its business, financial condition and results of operations. If the Company is unsuccessful in lowering its LPG costs to offset a decline in volumes and/or the Company is forced to accept similar or lower margins for sales to PMI, the results of operations of the Company may be adversely affected. The Company may not have sufficient cash flow or available credit to absorb such reductions in gross profit.

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI sales totaled approximately $28.4 million and $43.4 million for the three months ended March 31, 2005 and 2004, respectively, representing approximately 47.5% and 85.5% of total revenues for the periods and 91.7% and 85.6% of the Company's total LPG revenues for the periods.

     Seasonality. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant up to 13.9 million gallons per month blended in accordance with required specifications. For the three months ended March 31, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.3 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

     During January 2005, the Company amended the Koch supply contract whereby beginning February 2005 and continuing through September 30, 2005, the Company is not required to purchase any LPG from Koch under the existing Koch supply contract. In addition under the terms of the amendment, the Koch supply contract terminates on September 30, 2005.

     For the month of January 2005, under the Koch supply contract, Koch supplied 6.5 million gallons of propane.

     During April 2005, 9.2 million gallons of LPG was supplied under the Exxon Supply Contract and 1.2 million gallons were purchased on a spot monthly basis from another supplier.

     The Company is currently purchasing LPG under the Exxon Supply Contract. The Company's aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

     In addition to the LPG costs charged by its supplier, the Company also incurs additional costs to deliver the LPG to the Company's facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess LPG purchased under the Exxon Supply Contract over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 48.1% of total revenues for the three months ended March 31, 2005.

     Fuel Sales totaled $28.8 million and cost of fuel and other direct operating expenses totaled $28.0 during the three months ended March 31, 2005. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company's markets and the Company's ability to manage fluctuations in the price of such products.

     The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company's ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company's commitments under the Exxon Supply Contract, increases in the costs of LPG and/or the increases in the costs of Fuel Products, the amount of financing available for the Fuel Sales Business may be reduced.

     Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

     Credit Arrangements. As of March 31, 2005, Penn Octane had a $20.0 million credit facility with RZB Finance LLC ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility shall accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.75% at March 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

     Based on current minimum purchase commitments under the Company's LPG supply agreement and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products prices.

     Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

     Jerome B. Richter has personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at March 31, 2005 totaled approximately $10.5 million of which approximately $8.0 million represents March 2005 purchases and approximately $2.5 million represents April 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $4.2 million at March 31, 2005). At March 31, 2005, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2005, such taxes of approximately $800,577 were due. The letters of credit issued have all been secured by cash in the amount of approximately $458,000 which is included in restricted cash in the Company's balance sheet at March 31, 2005.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $203,301, and $185,013 for the three months ended March 31, 2005 and 2004.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of March 31, 2005. Where applicable, LPG prices are based on the March 31, 2005 monthly average as published by Oil Price Information Services.

                                                             PAYMENTS DUE BY PERIOD
                                                              (AMOUNTS IN MILLIONS)
                                         --------------------------------------------------------
                                                  Less than      1 - 3        4 - 5       After
     Contractual Obligations              Total     1 Year       Years        Years      5 Years
---------------------------------------  -------  ----------  -----------  ------------  --------
Long-Term Debt Obligations               $   1.5  $      1.5  $         -  $          -  $      -
Operating Leases                             8.8         1.1          2.0           2.0       3.7
LPG Purchase Obligations                   608.6       135.3        270.6         202.7         -
Other Long-Term Obligations                   .1           -           .1             -         -
                                         -------  ----------  -----------  ------------  --------
     Total Contractual Cash Obligations  $ 619.0  $    137.9  $     272.7  $      204.7  $    3.7
                                         =======  ==========  ===========  ============  ========

                                                        AMOUNT OF COMMITMENT EXPIRATION
                                                                  PER PERIOD
                                                             (AMOUNTS IN MILLIONS)
                                   ----------------------------------------------------
                                   Total Amounts   Less than   1 - 3   4 - 5     Over
Commercial Commitments               Committed       1 Year    Years   Years   5 Years
---------------------------------  --------------  ----------  ------  ------  --------
Lines of Credit                    $          5.8  $      5.8  $    -  $    -  $      -
Standby Letters of Credit                    11.0        11.0       -       -         -
Guarantees                                    N/A         N/A     N/A     N/A       N/A
Standby Repurchase Obligations                N/A         N/A     N/A     N/A       N/A
Other Commercial Commitments                  N/A         N/A     N/A     N/A       N/A
                                   --------------  ----------  ------  ------  --------
     Total Commercial Commitments  $         16.8  $     16.8  $    -  $    -  $      -
                                   ==============  ==========  ======  ======  ========


     Distributions of Available Cash. All Rio Vista unitholders, have the right to receive distributions of "available cash" as defined in the Rio Vista partnership agreement (the "Agreement") from Rio Vista in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista will be shared by the holders of Rio Vista common units and the General Partner as described in the Agreement based on a formula whereby the General Partner will receive disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On January 14, 2005, the Board of Managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of February 9, 2005. The distribution of $487,000 was paid on February 14, 2005.

     On April 21, 2005, the Board of Managers of Rio Vista approved the payment of a $0.25 cash distribution per unit to all Rio Vista common unitholders and a corresponding distribution to the General Partner as of the record date of May 9, 2005. The distribution of $487,000 was paid on May 13, 2005 (see note L to the unaudited consolidated financial statements).

     Rio Vista's ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it intends to lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     The following is a reconciliation of Rio Vista's consolidated net income to distributable cash flow for the three months ended December 31, 2004 and March 31, 2005.

                                                                 Three Months Ended
                                                         --------------------------------
                                                          December 31,
                                                              2004        March 31, 2005
                                                         --------------  ----------------
Net income (loss)                                        $     (63,000)  $       172,000
    Plus interest and other expense, net                       101,000           119,000
    Plus depreciation and amortization                         178,000           205,000
    Plus other non-cash expenses                               344,000                 -
                                                         --------------  ----------------
EBITDA                                                         560,000           496,000
Less cash interest, net                                       (101,000)          (61,000)
                                                         --------------  ----------------
Distributable cash flow                                        459,000           435,000
Distributable cash flow applicable to general partner           (9,000)           (9,000)
                                                         --------------  ----------------
Distributable cash flow applicable to limited partners   $     450,000   $       426,000
                                                         ==============  ================

     Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista's assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

     Partnership Tax Treatment. Rio Vista is not a taxable entity (see below) and incurs no federal income tax liability. Instead, each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

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

     Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline is $1.0 million including monthly service payments. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. In connection with the Pipeline Lease, the Company may reserve up to 21.0 million gallons each year thereafter provided that the Company notifies Seadrift in advance.

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

     Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 during 2005.

     Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company's consolidated Mexican affiliate, Tergas, S. de R.L. de C.V. ("Tergas"), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas' permit to continue its delivery of LPG at the Matamoros Terminal Facility. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

     Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Art culo 27 Constitutional en el Ramo del Petr leo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the "Regulatory Law")), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Org nica del Petr leos Mexicanos y Organismos Subsidiarios (the Organic Law of Petr leos Mexicanos and Subsidiary Entities (the "Organic Law")). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

     Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market ("Deregulation"). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

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

     During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

     On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

     On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane's 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane's common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     OPTIONS AND WARRANTS OF RIO VISTA

     GENERAL PARTNER OPTIONS. Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC ("Shore Capital"), an affiliate of Richard Shore, Jr., and Mr. Richter of options to each acquire 25% of the General Partner (the "General Partner Options"). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

     COMMON UNIT WARRANTS. In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expire on July 10, 2006.

     The Company issued 90,250 warrants to purchase Rio Vista units to the holders of the Restructured Notes and $280,000 Notes and 20,000 warrants to purchase Rio Vista units to PBC (see note F to the unaudited consolidated financial statements). The calculated exercise price per warrant to purchase a Rio Vista Unit for these Rio Vista Warrants is $5.00.

     On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

     On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and Mr Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which is the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

     The Spin-Off. During September 2003, the Company's board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off (see below) and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission ("SEC"). On September 30, 2004, all of Penn Octane's limited partnership interest in Rio Vista was distributed to Penn Octane's stockholders. Each stockholder of Penn Octane on September 30, 2004, received on common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane's common stock owned.

     As a result of the Spin-Off, Rio Vista owns and operates the LPG, distribution, transportation and marketing business previously conducted by Penn Octane. All of the assets transferred to Rio Vista in connection with the Spin-Off have been transferred at historical costs and related accumulated depreciation of Penn Octane at the date of the Spin-Off. Rio Vista began selling LPG to PMI upon the completion of the Spin-Off and at that time also began purchasing LPG from Penn Octane under the LPG Supply Agreement.

     The General Partner is responsible for managing the operations and activities of Rio Vista. Common unitholders do not participate in the management of Rio Vista. Penn Octane controls Rio Vista by virtue of its current ownership, management and voting control of the General Partner. Therefore, Rio Vista is accounted for as a consolidated subsidiary of Penn Octane for financial accounting purposes.

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

     Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista's LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane's agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Rio Vista believes that its LPG Supply Agreement with Penn Octane provides it with an advantage over competitors in the supply of LPG to PMI based on Penn Octane's adequate volumes and price provided for in its agreements with its LPG suppliers, and Penn Octane's Leased Pipeline which takes the LPG directly to Rio Vista's Brownsville Terminal Facility from those suppliers. The Leased Pipeline's capacity is estimated to be between 25.0 million and 30.0 million gallons per month.

     Under the terms of the Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane's existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

     The LPG Supply Agreement terminates on the earlier to occur of:

     - Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista's Brownsville Terminal Facility; and
     - Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

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

     Realization  of  Assets.   The  Company's  unaudited consolidated financial
statements included elsewhere herein, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has had an accumulated deficit since inception and has historically had a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     Since April 1, 2004, the Company has been operating under monthly agreements and Quarterly Agreement with PMI (see note J to the unaudited consolidated financial statements). The monthly volumes of LPG sold to PMI since April 1, 2004 have been materially less than historical levels and since April 1, 2005 the margins have been materially reduced. The Company's gross profits on sales may be insufficient to pay its expenses if (i) the volume of LPG sold under any future sales agreements declines below an average of 11,000,000 gallons per month and/or the margins are materially reduced from historical levels, and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or
(iv)  the  Company's  new  Fuel  Sales  Business is not sufficiently successful.

     The Company's cash flow has been materially reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. Rio Vista has declared and paid a cash distribution on May 13, 2005. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations up to and including protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet included elsewhere herein, is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the continued sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is negotiating with PMI to increase LPG sales at acceptable monthly volumes and margins on a long-term basis. In addition, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG, (iii) increase the amount of financing for its products and operations, (iv) raise additional debt and/or equity capital and (v) reduce its supply costs and operating expenses.


IMPACT OF INFLATION

     Inflation in the United States has been relatively low in recent years and did not have a material impact on the unaudited consolidated financial statements of the Company. However, inflation remains a factor in the United States economy and could increase the Company's cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

     The Company may be adversely impacted as a result of increases in LPG prices, which are related to oil and natural gas prices, because of limits on the RZB Credit Facility.

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

     During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning January 1, 2006. The Company currently accounts for stock options issued to employees under APB 25.

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has determined that SFAS 153 will not have a material impact on their consolidated results of operations, financial position or cash flows.

CRITICAL  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, "Summary of Significant Accounting Policies". The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

     Revenue recognition - the Company expects in the future to enter into sales agreements to sell LPG for future delivery. The Company will not record sales until the LPG is delivered to the customer.

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

     Stock-based compensation - The Company accounts for stock-based compensation using the provisions of APB 25 (intrinsic value method), which is permitted by SFAS 123. The difference in net income, if any, between the intrinsic value method and the method provided for by SFAS 123 (fair value method) is required to be disclosed in the financial statements on an annual and interim basis as a result of the issuance of SFAS 148.

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

     The Company has historically borrowed only at fixed interest rates. All current interest bearing debt is at a fixed rate. Trade accounts receivable from the Company's limited number of customers and the Company's trade and other accounts payable generally do not bear interest. The Company's credit facility with RZB does not bear interest since generally no cash advances are made to the Company by RZB. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company's agreement with RZB. Therefore, the Company currently has limited, if any, interest rate risk.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

          See note L to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          See note G to the accompanying unaudited consolidated financial statements included elsewhere herein and notes J and K to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, for information concerning certain sales of Securities.

          With respect to the issuances of securities discussed in note G to the accompanying unaudited consolidated financial statements included elsewhere herein, the transactions were exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS

          THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REPORTS, AS NOTED.

Exhibit  No.
------------

10.1 Amendment to Product Sales Agreement made effective as of the 28th day of January 2005 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P. (Incorporated by reference to the Company's Transition Report on Form 10-Q for the transition period ended December 31, 2004 filed on February 22, 2005, SEC File No. 000-24394)


THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

10.2*     Penn  Octane  Corporation  2001  Warrant  Plan

10.3*     Rio  Vista  Energy  Partners  L.P.  2005  Equity  Incentive  Plan

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


                                      PENN  OCTANE  CORPORATION


May 20, 2005                          By:   /s/Ian  T.  Bothwell
                                            --------------------
                                            Ian  T.  Bothwell
                                            Vice President, Treasurer, Assistant
                                            Secretary, Chief Financial Officer