Form 10-Q
period 2005-06-30
PENN OCTANE CORP
filed 2005-08-19
CIK 893813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

     The number of shares of Common Stock, par value $.01 per share, outstanding on August 12, 2005 was 15,522,745.

                                  PENN OCTANE CORPORATION
                                     TABLE OF CONTENTS


         ITEM                                                                         PAGE NO.
         ----                                                                         --------

Part I     1.  Financial Statements

               Independent Certified Public Accountants' Review Report                    3

               Unaudited Consolidated Balance Sheets as of June 30, 2005
               and December 31, 2004                                                    4-5

               Unaudited Consolidated Statements of Operations for the three months
               and six months ended June 30, 2005 and 2004                                6

               Unaudited Consolidated Statements of Cash Flows for the six months
               ended June 30, 2005 and 2004                                               7

               Notes to Consolidated Financial Statements (Unaudited)                  8-23

           2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              24-44

           3.  Quantitative and Qualitative Disclosures About Market Risk                45

           4.  Controls and Procedures                                                   45

Part II    1.  Legal Proceedings                                                         46

           2.  Unregistered Sales of Equity Securities and Use of Proceeds               46

           3.  Defaults Upon Senior Securities                                           46

           4.  Submission of Matters to a Vote of Security Holders                       46

           5.  Other Information                                                         46

           6.  Exhibits                                                                  46

           Signatures                                                                    47

             Independent Certified Public Accountants' Review Report

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheets of Penn Octane Corporation and subsidiaries (Company) as of June 30, 2005 and December 31, 2004, the consolidated statements of operations for the three months and six months ended June 30, 2005 and the consolidated statement of cash flows for the six months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated statements of operations of Penn Octane Corporation and subsidiaries for the three months and six months ended June 30, 2004 and the accompanying consolidated statement of cash flows of Penn Octane Corporation and subsidiaries for the six months ended June 30, 2004 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

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


                      /s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
August 3, 2005

PART I
ITEM  1.

                                PENN OCTANE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                              (UNAUDITED)

                                                                              June 30,    December 31,
                                                                                2005          2004
                                                                             -----------  -------------
Current Assets
    Cash                                                                     $   209,933  $     374,567
    Restricted cash                                                            2,685,065      5,367,516
    Trade accounts receivable (less allowance for doubtful accounts of  $0)    6,488,968      9,222,035
    Inventories                                                                2,041,672      3,541,390
    Prepaid expenses and other current assets                                    175,275        114,204
                                                                             -----------  -------------
      Total current assets                                                    11,600,913     18,619,712
Property, plant and equipment - net                                           15,433,881     15,979,182
Lease rights (net of accumulated amortization of $795,309 and $772,412 at
June 30, 2005 and December 31, 2004)                                             358,730        381,627
Other non-current assets                                                          23,819         28,932
                                                                             -----------  -------------
        Total assets                                                         $27,417,343  $  35,009,453
                                                                             ===========  =============

   The accompanying notes and accountants' report are an integral part of these statements.

                                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (UNAUDITED)

                                                                                  June 30,       December 31,
                                                                                    2005             2004
                                                                               ---------------  ---------------
Current Liabilities
    Current maturities of long-term debt                                       $    1,681,547   $    1,874,618
    Revolving line of credit                                                        3,914,990        1,397,249
    LPG and fuel products trade accounts payable                                    4,150,490       13,215,832
    Other accounts payable                                                          1,762,387        1,661,360
    U.S. and foreign taxes payable                                                     11,806           36,099
    Accrued liabilities                                                             1,968,950        1,007,145
                                                                               ---------------  ---------------
      Total current liabilities                                                    13,490,170       19,192,303
Long-term debt, less current maturities                                                40,715           55,581
Minority interest in Rio Vista Energy Partners L.P.                                13,528,435       14,614,370
Commitments and contingencies                                                               -                -
Stockholders' Equity
    Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized;
    No shares issued and outstanding at June 30, 2005 and December 31,
    2004                                                                                    -                -

    Series B - Senior preferred stock-$.01 par value, $10 liquidation value,
    5,000,000 shares authorized; No shares issued and outstanding at June 30,
    2005 and December 31, 2004                                                              -                -

    Common stock - $.01 par value, 25,000,000 shares authorized;
    15,522,745 and 15,316,495 shares issued and outstanding at June 30,
    2005 and December 31, 2004                                                        155,227          153,165

    Additional paid-in capital                                                     28,741,122       28,536,987

    Note receivable from a former officer of the Company for exercise of warrants, less reserve of $1,500,000 and $468,693 at June 30, 2005 and
    December 31, 2004                                                              (1,696,693)      (2,728,000)

    Accumulated deficit                                                           (26,841,633)     (24,814,953)
                                                                               ---------------  ---------------
    Total stockholders' equity                                                        358,023        1,147,199
                                                                               ---------------  ---------------
                                                                               $   27,417,343   $   35,009,453
                                                                               ===============  ===============
        Total liabilities and stockholders' equity

   The accompanying notes and accountants' report are an integral part of these statements.

                                 PENN OCTANE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (UNAUDITED)

                                                    Three Months Ended               Six Months Ended
                                               -----------------------------  ----------------------------
                                                  June 30,       June 30,        June 30,       June 30,
                                                    2005           2004            2005           2004
                                               --------------  -------------  --------------  ------------
Revenues                                       $  52,262,580   $ 39,879,990   $ 111,989,474   $90,667,304
Cost of goods sold                                52,174,553     38,066,202     109,512,498    85,757,066
                                               --------------  -------------  --------------  ------------

    Gross profit                                      88,027      1,813,788       2,476,976     4,910,238
Selling, general and administrative expenses
    Legal and professional fees                      565,022        334,250       1,012,448       609,183
    Salaries and payroll related expenses          1,574,149        682,842       2,222,599     1,440,757
    Other                                            452,161        548,027         972,588       749,891
                                               --------------  -------------  --------------  ------------
                                                   2,591,332      1,565,119       4,207,635     2,799,831
                                               --------------  -------------  --------------  ------------

    Operating income (loss)                       (2,503,305)       248,669      (1,730,659)    2,110,407
Other income (expense)
    Interest and LPG and Fuel Products
    financing expense                               (424,075)      (375,371)       (816,017)     (725,668)
    Interest income                                    5,290          8,575           9,654        50,910
    Minority interest in loss of Rio Vista
    Energy Partners L.P.                             713,232              -         544,186             -
                                               --------------  -------------  --------------  ------------
        Income (loss) before taxes                (2,208,858)      (118,127)     (1,992,836)    1,435,649
Provision (benefit) for income tax                    14,237        (49,010)         33,847       (14,420)
                                               --------------  -------------  --------------  ------------
        Net income (loss)                      $  (2,223,095)  $    (69,117)  $  (2,026,683)  $ 1,450,069
                                               ==============  =============  ==============  ============

Net income (loss) per common share             $       (0.14)  $       0.00   $       (0.13)  $      0.09
                                               ==============  =============  ==============  ============
Net income (loss) per common share
assuming dilution                              $       (0.14)  $       0.00   $       (0.13)  $      0.09
                                               ==============  =============  ==============  ============

Weighted average common shares outstanding        15,522,745     15,285,245      15,472,710    15,293,791
                                               ==============  =============  ==============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                            PENN OCTANE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                          Six Months Ended
                                                                     --------------------------
                                                                       June 30,      June 30,
                                                                         2005          2004
                                                                     ------------  ------------
Cash flows from operating activities:
Net income (loss)                                                    $(2,026,683)  $ 1,450,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                        511,296       484,080
    Amortization of lease rights                                          22,898        22,898
    Non-employee stock based costs and other                                   -        60,552
    Amortization of loan discount related to detachable warrants         221,218        52,608
    Gain on sale of assets                                               (24,000)            -
    Interest income                                                            -       (32,336)
    Discount of note receivable from former officer                    1,031,307             -
    Minority interest in loss of Rio Vista Energy Partners L.P.         (544,186)            -
Changes in current assets and liabilities:
    Trade accounts receivable                                          2,733,067    (2,775,824)
    Inventories                                                        1,499,718      (101,956)
    Prepaid expenses and other current assets                            (61,070)      (43,538)
    LPG and Fuel Products trade accounts payable                      (9,065,342)   (2,404,220)
    Other accounts payable and accrued liabilities                     1,162,841      (756,752)
    U.S. and Foreign taxes payable                                       (24,293)      (13,734)
                                                                     ------------  ------------
      Net cash (used in) provided by operating activities             (4,563,229)   (4,058,153)
Cash flows from investing activities:
    Capital expenditures                                                 (61,533)      102,892
    Proceeds from sale of assets                                         175,000             -
    Property held for sale                                                     -       220,000
    (Increase) decrease in other non-current assets                        5,113       (12,259)
                                                                     ------------  ------------
      Net cash  provided by  (used in) investing activities              118,580       310,633
Cash flows from financing activities:
    (Increase) decrease in restricted cash                             2,682,451     1,703,060
    Revolving credit facilities                                        2,517,741     2,051,461
    Issuance of common stock                                              97,750             -
    Distributions paid by Rio Vista to limited partners                 (955,330)            -
    Reduction in debt                                                    (62,597)     (224,820)
                                                                     ------------  ------------
      Net cash provided by (used in)  financing activities             4,280,015     3,529,701
                                                                     ------------  ------------
          Net increase (decrease) in cash                               (164,634)     (217,819)
Cash at beginning of period                                              374,567       278,188
                                                                     ------------  ------------
Cash at end of period                                                $   209,933   $    60,369
                                                                     ============  ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest and LPG and Fuel Products financing expense             $   416,370   $   753,280
                                                                     ============  ============
Supplemental disclosures of noncash transactions:
    Equity-common stock and warrants issued and other                $   108,450   $   167,170
                                                                     ============  ============
    Stock exchanged for note receivable                              $         -   $   201,854
                                                                     ============  ============
    Note issued for software                                         $    55,463   $         -
                                                                     ============  ============

   The accompanying notes and accountants' report are an integral part of these statements.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION

     Penn Octane Corporation, formerly known as International Energy Development Corporation (International Energy), was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation's (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, at the discretion of Exxon, the Company has access to a twelve-inch pipeline (ECCPL), which connects from Exxon's Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company's lease agreement for the Leased Pipeline, the Company has access to storage in Markham, Texas (Markham) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

     The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company's primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name "PEMEX." PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 41.7% of the Company's total revenues and 83.1% of the Company's LPG revenues for the six months ended June 30, 2005. The Company's gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 49.8% of total revenues for the six months ended June 30, 2005.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  ORGANIZATION  -  CONTINUED

     On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary, Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its supplier, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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

     The unaudited consolidated balance sheets as of June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six months ended June 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of June 30, 2005 and December 31, 2004, the unaudited consolidated results of operations for the three months and six ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six months ended June 30, 2005 and 2004.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004 and Rio Vista's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution:

                                        For the three months ended June 30, 2005       For the three months ended June 30, 2004
                                      ---------------------------------------------  ---------------------------------------------
                                      Income (loss)      Shares        Per-Share     Income (loss)      Shares        Per-Share
                                       (Numerator)    (Denominator)      Amount       (Numerator)    (Denominator)      Amount
                                      --------------  -------------  --------------  --------------  -------------  --------------
     Net income (loss)                $  (2,223,095)                                 $     (69,117)

     BASIC EPS

     Net income (loss) available to
     common stockholders                 (2,223,095)     15,522,745  $       (0.14)        (69,117)     15,285,245  $        0.00
                                                                     ==============                                 ==============
     EFFECT OF DILUTIVE SECURITIES

     Warrants                                     -               -                              -               -

     DILUTED EPS

     Net income (loss) available to
     common stockholders                        N/A             N/A             N/A             N/A            N/A          N/A

                                          For the six months ended June 30, 2005        For the six months ended June 30, 2004
                                      ---------------------------------------------  ---------------------------------------------
                                      Income (loss)      Shares        Per-Share      Income (loss)      Shares        Per-Share
                                       (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                                      --------------  -------------  --------------  ---------------  -------------  -------------
     Net income (loss)                $  (2,026,683)                                 $     1,450,069

     BASIC EPS

     Net income (loss) available to
     common stockholders                 (2,026,683)     15,472,710  $       (0.13)        1,450,069     15,293,791  $        0.09
                                                                     ==============                                  =============
     EFFECT OF DILUTIVE SECURITIES

     Warrants                                     -               -                                -         82,953
                                                                                     ---------------  -------------
     DILUTED EPS

     Net income (loss) available to
     common stockholders                        N/A             N/A            N/A   $     1,450,069     15,376,744  $        0.09
                                                                                     ===============  =============  =============

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

     Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's pro forma net income (loss), and net income (loss) per common share would have been as follows:

                                                     Three Months Ended          Six Months Ended
                                                 -------------------------  -------------------------
                                                   June 30,     June 30,      June 30,     June 30,
                                                     2005         2004          2005         2004
                                                 ------------  -----------  ------------  -----------
Net income (loss), as reported                   $(2,223,095)  $  (69,117)  $(2,026,683)  $1,450,069

Add:  Stock-based employee compensation cost
     expense included in reported net income
     (loss), net of related tax effects                    -            -             -            -

Less:  Total stock-based employee compensation
     expense  determined under fair value based
     method for all awards, net of related tax
     effects                                        (120,023)     (14,913)     (160,413)     (24,473)
                                                 ------------  -----------  ------------  -----------
Net income (loss), pro forma                     $(2,343,118)  $  (84,030)  $(2,187,096)  $1,425,596
                                                 ============  ===========  ============  ===========

Net income (loss) per common share, as reported  $     (0.14)  $     0.00   $     (0.13)  $     0.09
                                                 ============  ===========  ============  ===========
Net income (loss) per common share,
pro forma                                        $     (0.15)  $    (0.01)  $     (0.14)  $     0.09
                                                 ============  ===========  ============  ===========
Net income (loss) per common share assuming
dilution, as reported                            $     (0.14)  $     0.00   $     (0.13)  $     0.09
                                                 ============  ===========  ============  ===========
Net income (loss) per common share assuming
dilution, pro forma                              $     (0.15)  $    (0.01)  $     (0.14)  $     0.09
                                                 ============  ===========  ============  ===========

     The following assumptions were used for grants of warrants to employees in the six months ended June 30, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 68% and 63%; risk free interest rate of 4.08%, 3.51% and 3.52% and expected lives of 5 years.

     The following assumptions were used for grants of warrants to employees in the six months ended June 30, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  C  -  STOCK-BASED  COMPENSATION  -  CONTINUED

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

NOTE  D  -  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                       June 30,      December 31,
                                                                         2005            2004
                                                                    --------------  --------------
LPG:
     Midline pump station (b)                                       $   2,326,985   $   2,326,985
     Brownsville Terminal Facility: (a)
       Building                                                           173,500         173,500
       Terminal facilities                                              3,631,207       3,631,207
       Tank Farm                                                          373,945         373,945
       Leasehold improvements                                             318,807         318,807
       Equipment                                                          226,285         226,285
       Truck                                                               25,968          25,968
                                                                    --------------  --------------
                                                                        7,076,697       7,076,697
                                                                    --------------  --------------
     US - Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

     U.S. Pipelines and Rights of Way                                   6,835,242       6,775,242
     Mexico Pipelines and Rights of Way                                   993,300         993,300
     Matamoros Terminal Facility                                        5,874,781       5,874,781
     Land                                                                 705,358         856,358
                                                                    --------------  --------------
                                                                       14,408,681      14,499,681
                                                                    --------------  --------------
         Total LPG                                                     21,485,378      21,576,378
                                                                    --------------  --------------
Other:
     Office equipment (b)                                                 108,487         106,953
     Software (b)                                                          57,162           1,700
                                                                    --------------  --------------
                                                                          165,649         108,653
                                                                    --------------  --------------
                                                                       21,651,027      21,685,031
     Less:  accumulated depreciation and amortization                  (6,217,146)     (5,705,849)
                                                                    --------------  --------------

                                                                    $  15,433,881   $  15,979,182
                                                                    ==============  ==============

     (a)  Rio Vista assets
     (b)  Penn Octane and Subsidiaries other than Rio Vista
     (c) Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

     Property, plant and equipment, net of accumulated depreciation, includes $5,542,206 and $5,745,793 of costs located in Mexico at June 30, 2005 and December 31, 2004, respectively.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  E  -  INVENTORIES

     Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

                                              June 30, 2005        December 31, 2004
                                          ---------------------  ---------------------
                                           Gallons      LCM       Gallons      LCM
                                          ---------  ----------  ---------  ----------
     LPG:
       Leased Pipeline                    1,175,958  $  944,479  1,175,958  $  930,156
       Brownsville Terminal Facility and
         Matamoros Terminal Facility        274,455     220,431    369,508     292,272
       Markham Storage and other                  -           -          -           -
                                          ---------  ----------  ---------  ----------

                                          1,450,413   1,164,910  1,545,466   1,222,428
                                          =========              =========

       Fuel Products                        517,818     876,762  1,847,191   2,318,962
                                          =========  ----------  =========  ----------

                                                     $2,041,672             $3,541,390
                                                     ==========             ==========


NOTE  F  -  DEBT  OBLIGATIONS

                                                                               June 30,   December 31,
     Debt consists of the following:                                             2005         2004
                                                                              ----------  -------------
     Noninterest-bearing note payable, discounted at 7%, for legal services;
     due in February 2002.                                                    $  137,500  $     137,500

     Restructured Notes and $280,000 Notes                                     1,511,121      1,711,924

     Other debt.                                                                  73,641         80,775
                                                                              ----------  -------------
             Total debt                                                        1,722,262      1,930,199
     Less:  Current maturities                                                 1,681,547      1,874,618
                                                                              ----------  -------------
             Long-term debt                                                   $   40,715  $      55,581
                                                                              ==========  =============

     On January 16, 2004, the Restructured Notes totaling $1,525,000 which were due on December 15, 2003 were renewed and extended (Restructuring). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004. In addition, the Company issued an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes. All payments were made through March 15, 2005. The payments due June 15, 2005 in the amounts of approximately $103,000 have not been made on these notes.

     In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue 110,250 warrants (which includes 20,000 warrants to purchase Rio Vista common units held by Philadelphia Brokerage Corporation (see below)) to purchase Rio Vista Common Units (Rio Vista Warrants). The Rio Vista Warrants will expire on December 15, 2006 and the exercise price is $5.00 per warrant. The amount of discount recorded by the Company totaled $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and six months ended June 30, 2005 amortization expense was $115,091 and $172,636, respectively.

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

     The holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that (1) the assets of Penn Octane transferred to Rio Vista continued to be pledged as collateral for payment of those notes, (2) Rio Vista guaranteed Penn Octane's obligations under the notes and (3) Rio Vista be prohibited from making any distributions in the event that Penn Octane is in default under the Restructured Notes and $280,000 Notes.

     In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation (PBC) acted as placement agent and received a fee equal to 1.5% of the Restructured Notes and $280,000 Notes. PBC also received warrants to purchase 20,000 units in Rio Vista. The terms of the warrants are the same as the Rio Vista Warrants.

     In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $149,542 has been amortized through June 30, 2005.

     Jerome B. Richter, former Chief Executive Officer of Penn Octane, continues to provide collateral to the Restructured Notes and the $280,000 Notes noteholders with 2,000,000 shares of common stock of Penn Octane owned by him. As a result of the Spin-Off, he is also required to provide as collateral 250,000 Common Units of Rio Vista owned by him.


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

     On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

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

     NOTE RECEIVABLE FROM A FORMER OFFICER OF THE COMPANY

     The note receivable from Mr. Richter, in the amount of $3,196,693 was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter's retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, under certain circumstances. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended note is the prime rate (6.25% as of June 30, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000.


NOTE H - OPTIONS AND WARRANTS OF RIO VISTA

     GENERAL PARTNER OPTIONS

     Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Shore, and by Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - OPTIONS AND WARRANTS OF RIO VISTA - CONTINUED

     COMMON  UNIT  WARRANTS

     In connection with Mr. Shore's employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expire on July 10, 2006.

     On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common unit and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER

     As of June 30, 2005, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     CREDIT FACILITY, LETTERS OF CREDIT AND OTHER - CONTINUED

     Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005 the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.25% at June 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

     Mr. Richter had personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit
     Facility,  RZB  no  longer  required  Mr.  Richter's  personal  guarantee.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at June 30, 2005 totaled approximately $5,300,000 of which approximately $4,000,000 represents June 2005 purchases and approximately $1,300,000 represents July 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $2,200,000 at June 30, 2005). At June 30, 2005, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2005, such taxes of approximately $687,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $461,000 which is included in restricted cash in the Company's balance sheet at June 30, 2005.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $369,925 and $406,806 for the six months ended June 30, 2005 and 2004.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

     DISTRIBUTIONS  OF  AVAILABLE  CASH

     All Rio Vista unitholders have the right to receive distributions from Rio Vista of "available cash" as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Rio Vista has not declared a distribution for the quarter ended June 30, 2005.

     PARTNERSHIP  TAX  TREATMENT

     Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (Qualifying Income Exception). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

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

     LITIGATION

     The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     CONCENTRATIONS  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.


NOTE J - CONTRACTS

     LPG  SALES  TO  PMI

     During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11,700,000 gallons of LPG for the months of January and February 2005 and 11,050,000 gallons of LPG for the month of March 2005 (Quarterly Agreement) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12,700,000 gallons, 9,900,000 gallons and 9,600,000 gallons for January, February and March 2005, respectively. In April 2005, the Company entered into a one month contract with PMI for the sale of a minimum of 10,450,000 gallons at a further reduction in margin. On May 5, 2005, the Company entered into a contract with PMI for the sale of a minimum of 6,000,000 gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from the Company. Actual volumes of LPG sold to PMI for April and May 2005 were 10,800,000 and 6,100,000, respectively.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - CONTRACTS - CONTINUED

     LPG SALES TO PMI - CONTINUED

     Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (PMI Agreement). PMI did not purchase LPG from the Company during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement.

             Month        Minimum Volumes
          --------------  ----------------
                             (gallons)

          June 2005              3,500,000

          July 2005              3,500,000

          August 2005            3,500,000

          September 2005         5,700,000

          October 2005           8,100,000

          November 2005         11,700,000

          December 2005         11,700,000

          January 2006          11,700,000

          February 2006         11,700,000

          March 2006             8,100,000

     Actual volumes of LPG sold to PMI for June and July 2005 were 3,500,000 gallons and 3,500,000 gallons, respectively.

     Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

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

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  J  -  CONTRACTS - CONTINUED

     LPG  SUPPLY  AGREEMENTS

     The Company's agreement with Exxon which expires in 2009 (as amended, Exxon Supply Contract) requires the Company to purchase minimum quantities of LPG totaling up to approximately 13,900,000 gallons per month although the actual amounts supplied under the Exxon Supply Contract averaged approximately 9,100,000 gallons per month for the six months ended June 30, 2005.

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


NOTE  K  -  REALIZATION  OF  ASSETS

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has losses from current operations, has an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The Company has not made the required June 15, 2005 quarterly interest payments on these notes. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     The Company's gross profits on sales are insufficient to pay its expenses if (i) the Company cannot sell LPG to PMI or other customers at acceptable margins at volumes in excess of the minimum volumes contained in the Agreement and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company's Fuel Sales Business is not sufficiently successful.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  K  -  REALIZATION  OF  ASSETS - CONTINUED

     The Company's cash flow has been reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) expand its Fuel Sales Business, (ii) further diversify its operations to reduce dependency on sales of LPG, (iii) sell its LPG assets, (iv) increase the amount of financing for its products and operations, (v) raise additional debt and/or equity capital and (vi) reduce its supply costs and operating expenses.

                    PENN OCTANE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  L  -  SUBSEQUENT  EVENTS

     PURCHASE  AND  SALE  AGREEMENT

     On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA's) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville LPG and refined products terminal facility and tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (LPG Asset Sale). The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA's. In connection with the PSA's, TransMontaigne agreed to loan Rio Vista $1,300,000 which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The loan is to be secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility and is subject to the consent from RZB and the issuance of an estoppel letter from the Brownsville Navigation District. Rio Vista intends to use the proceeds from the loan to fund certain expenses associated with the PSA's and for working capital purposes.

     The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial , business, environmental and legal, the approval of Penn Octane's stockholders and Rio Vista's unit holders, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. The PSA's may be terminated by any party if the closing does not occur by October 31, 2005.

     If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities which will enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

     Penn Octane intends to file a proxy statement with the Securities Exchange Commission (SEC) in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane's stockholders.

     If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue acquisitions which produce "qualifying income".

     Rio Vista intends to file a proxy statement with the SEC in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista's unitholders. Rio Vista's proxy statement will also contain a proposal to amend the provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PENN OCTANE CORPORATION ("PENN OCTANE") AND ITS CONSOLIDATED SUBSIDIARIES WHICH INCLUDES RIO VISTA ENERGY PARTNERS L.P. ("RIO VISTA") AND ITS SUBSIDIARIES ARE COLLECTIVELY HEREINAFTER REFERRED TO AS THE "COMPANY".

     The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by "fiscal" (e.g. fiscal 2005) refer to the Company's fiscal year ended December 31.

FORWARD-LOOKING  STATEMENTS

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may," "will", "should" or "anticipates" or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG asset sale, the Spin-Off, cash distributions, "Qualifying Income" and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Report on Form 10-Q and the Penn Octane Form 10-K for the year ended July 31, 2004. We caution you, however, that the following list of factors may not include all material risks facing the Company.

PURCHASE  AND  SALE  AGREEMENTS.

     On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (the "PSA's") with TransMontaigne Product Services Inc. ("TransMontaigne") which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville LPG and refined products terminal facility and tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (the "LPG Asset Sale"). The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA's. In connection with the PSA's, TransMontaigne agreed to loan Rio Vista $1.3 million which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The loan is to be secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility and is subject to the consent from RZB and the issuance of an estoppel letter from the Brownsville Navigation District. Rio Vista intends to use the proceeds from the loan to fund certain expenses associated with the PSA's and for working capital purposes.

     The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne's satisfactory completion of its due diligence review, including financial , business, environmental and legal, the approval of Penn Octane's stockholders and Rio Vista's unit holders, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. The PSA's may be terminated by any party if the closing does not occur by October 31, 2005.

     If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities which will enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

     Penn Octane intends to file a proxy statement with the Securities Exchange Commission (the "SEC") in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane's stockholders.

     If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue acquisitions which produce "qualifying income".

     Rio Vista intends to file a proxy statement with the SEC in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista's unitholders. Rio Vista's proxy statement will also contain a proposal to amend the provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets.

     The following discusses the Company's existing risk factors, its business, its results of operations and its liquidity and capital resources assuming that the sale of the assets discussed above is not consummated as contemplated.

RISK  FACTORS

     Business Factors. Beginning with the expiration of the LPG sales contract with PMI effective March 31, 2004 and continuing through the contract recently entered into with PMI effective June 4, 2005 (the "PMI Agreement"), the Company has experienced lower LPG sales volumes and margins, which have adversely affected the Company's results of operations. Penn Octane has one major customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company commenced its Fuel Sales Business in June 2004. There is no assurance that upon the expiration of the PMI Agreement that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista's pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company's Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company's assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company's growth will be limited. The Company's ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company's indebtedness and contingent liabilities, and may create integration difficulties. The Company's business would be adversely affected if operations at Rio Vista's transportation, terminal and distribution facilities were interrupted. The Company's business would also be adversely affected if the operations of the Company's customers and suppliers were interrupted.

     Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. The Company competes with other companies including Valero, L.P. ("Valero") in the sale or purchase of LPG and Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company's competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

     International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista's operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation occurs, the results may hinder Rio Vista's ability to negotiate acceptable contracts with distributors. Rio Vista's contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

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

     Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular projects sought by the Company, including projects which do not specifically fall within the areas of the Company's current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Company's management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

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

     During the six months ended June 30, 2005, the Company derived 41.7% of its total revenues and 83.1% of LPG revenues from sales of LPG to PMI, its primary customer.

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

     During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $55.8 million for the six months ended June 30, 2005 which represents approximately 49.8% of total revenues.

     On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred its 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista's outstanding units. The remaining 2% of such units, which is the general partner interest, is owned and controlled by the General Partner. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company's consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane's LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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


LPG  SALES

     The following table shows the Company's volume sold and delivered in gallons and average sales price for the six months ended June 30, 2005 and 2004;

                                           2005    2004
                                           -----  ------
Volume Sold

        LPG (millions of gallons) - PMI     52.7    97.7
        LPG (millions of gallons) - Other   12.0    23.2
                                           -----  ------
                                            64.7   120.9
                                           =====  ======
Average sales price

        LPG (per gallon) - PMI             $0.89  $ 0.75
        LPG (per gallon) - Other            0.78    0.65


RECENT TRENDS. Since April 2004, PMI has contracted with the Company for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years and beginning April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources
- Sales to PMI below. The Company believes that the reduction of volume commitments or margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

     During June 2004, Valero began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation's Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

     During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to the Company's strategic zone. The Company is not aware of any future plans for these facilities.

     During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX's Cadereyta Refinery in Monterey, Mexico to terminal facilities operated by TransMontaigne, in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of the Company's pipelines. In connection with the construction of the pipeline, PMI was required to obtain an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

     Revenues. Revenues for the three months ended June 30, 2005, were $52.3 million compared with $39.9 million for the three months ended June 30, 2004, an increase of $12.4 million or 31.0%. Of this increase, $25.1 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced operations in June 2004, $6.0 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended June 30, 2005 and $2.2 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended June 30, 2005, partially offset by $17.9 million attributable to decreased volumes of LPG sold to PMI during the three months ended June 30, 2005 and $3.1 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended June 30, 2005.

     Cost of goods sold. Cost of goods sold for the three months ended June 30, 2005 was $52.2 million compared with $38.1 million for the three months ended
June 30, 2004, an increase of $14.1 million or 37.1%. Of this increase, $24.8 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations in June 2004, $6.2 million was attributable to increases in the cost of LPG sold to PMI during the three months ended June 30, 2005 and $3.0 million was attributable to increased costs of LPG sold to customers other than PMI during the three months ended June 30, 2005, partially offset by $16.3 million attributable to decreased volume of LPG sold to PMI during the three months ended June 30, 2005 and $3.4 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended June 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2005, compared with $1.6 million for the three months ended June 30, 2004, an increase of $1.0 million or 65.6%. The increase during the three months ended June 30, 2005 was principally due to an increase in the discount of a note receivable from a former officer of $1.0 million and increases in professional fees, partially offset by reduced payroll related costs. The above amounts include selling, general and administrative expenses related to the Fuel Sales Business of $106,746 for the three months ended June 30, 2005.

     Other income (expense). Other income was $294,447 for the three months ended June 30, 2005, compared with other expense of $366,796 for the three months ended June 30, 2004. The increase in other income was due primarily to minority interest in the losses of Rio Vista of $713,232 and $125,474 of reduced interest costs related to the purchase of LPG, partially offset by increased interest costs of $75,461 associated with the Fuel Sales Business and $100,533 of interest costs associated with the amortization of loan discounts.

     Income tax. The Company calculated income taxes of $14,237 during the three months ended June 30, 2005. Income taxes consisted of state income tax benefit of $10,396 and Mexican income tax expense of $24,633 during the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

     Revenues. Revenues for the six months ended June 30, 2005, were $112.0 million compared with $90.7 million for the six months ended June 30, 2004, an increase of $21.3 million or 23.5%. Of this increase, $53.8 million was attributable to new revenues generated from the Company's Fuel Sales Business which commenced operations in June 2004, $13.0 million was attributable to increases in average sales prices of LPG sold to PMI during the six months ended June 30, 2005 and $3.3 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the six months ended June 30, 2005, partially offset by $39.9 million attributable to decreased volumes of LPG sold to PMI during the six months ended June 30, 2005 and $8.9 million was attributable to decreased volumes of LPG sold to customers other than PMI during the six months ended June 30, 2005.

     Cost of goods sold. Cost of goods sold for the six months ended June 30, 2005 was $109.5 million compared with $85.8 million for the six months ended
June 30, 2004, an increase of $23.8 million or 27.7%. Of this increase, $52.6 million was attributable to new costs of goods sold arising from the Company's Fuel Sales Business which commenced operations in June 2004, $12.8 million was attributable to increases in the cost of LPG sold to PMI during the six months ended June 30, 2005 and $4.9 million was attributable to increased costs of LPG sold to customers other than PMI during the six months ended June 30, 2005, partially offset by $36.0 million attributable to decreased volume of LPG sold to PMI during the six months ended June 30, 2005 and $9.8 million was attributable to decreased volumes of LPG sold to customers other than PMI during the six months ended June 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $4.2 million for the six months ended June 30, 2005, compared with $2.8 million for the six months ended June 30, 2004, an increase of $1.4 million or 50.3%. The increase during the six months ended June 30, 2005 was principally due to an increase in the discount of a note receivable from a former officer of $1.0 million and increases in professional fees, partially offset by reduced payroll related costs. The above amounts include selling, general and administrative expenses related to the Fuel Sales Business of $279,074 for the six months ended June 30, 2005.

     Other income (expense). Other expense was $262,177 for the six months ended June 30, 2005, compared with $674,758 for the six months ended June 30, 2004. The decrease in other expense was due primarily to minority interest in the losses of Rio Vista of $544,186 and $188,368 of reduced interest costs related to the purchase of LPG, partially offset by increased interest costs associated with the Fuel Sales Business of $156,277, $154,053 of interest costs associated with the amortization of loan discounts and reduced interest income of $41,257 during the six months ended June 30, 2005.

     Income tax. The Company calculated income taxes of $33,847 during the six months ended June 30, 2005. Income taxes consisted of alternative minimum tax of $1,461, state income tax expense of $6,360 and Mexican income tax expense of $26,026 during the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     General. The Company has losses from current operations, has an accumulated deficit since its inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The Company has not made the required June 15, 2005 quarterly interest payments. The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

     Under the terms of the PMI Agreement referred to below, the sale price of LPG will be at the same margins in effect during April and May 2005. Because the volume commitments and price margins under the PMI Agreement are significantly lower than PMI's historical volume commitments and margins, the Company's income will be less than its expected cash operating and other expenses during the period from at least June through September 2005. The Company estimates monthly cash flow shortfalls, assuming current expense levels excluding scheduled obligations, during these months on a consolidated basis ranging from approximately $350,000 per month at a volume of 3,500,000 gallons to approximately $150,000 per month at a volume of 5,700,000 gallons.

     The cash flow operating shortfalls projected above do not reflect the further cash requirements associated with existing debt and other obligations of the Company. Actual shortfalls could be significantly higher than estimated above.

     The Company is taking certain measures to further reduce cash operating and other expenses. There can be no assurance, however, that costs and expenses can be reduced sufficiently to mitigate negative cash flows at the reduced volumes and margins contained in the PMI Agreement.

     The Company's cash flow has been reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to pay its obligations and to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it may lend such amounts to Rio Vista.

     If Penn Octane and/or Rio Vista are required to raise additional funds, management does not believe that either company would be able to obtain such financing from traditional commercial lenders. Rather, they may have to conduct sales of assets or sales of equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or that such funding will be available in the required timeframe, if available at all. If additional financing is obtained through the sale of securities of Penn Octane, substantial and immediate dilution to existing Penn Octane common stockholders may occur. If additional amounts cannot be raised and Penn Octane is unable to restructure its obligations, Penn Octane and Rio Vista would each suffer material adverse consequences to its business, financial condition and results of operations. In such event, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under U.S. bankruptcy laws.

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

     The following summary table reflects comparative cash flows for six months ended June 30, 2005, and 2004. All information is in thousands.

                                                        2005       2004
                                                      ---------  ---------
Net cash  (used) in operating activities . . . . . .  $( 4,563)  $( 4,058)
Net cash (used in) provided by  investing activities       118        310
Net cash provided by financing activities. . . . . .     4,280      3,530
                                                      ---------  ---------
Net increase (decrease) in cash. . . . . . . . . . .  $   (165)  $ (  218)
                                                      =========  =========

     Sales to PMI. On March 31, 2004, the Company's sales agreement with PMI ("Contract") expired. During the months of April 2004 through December 2004, the Company and PMI entered into monthly agreements for the sale of LPG (the "Monthly 2004 Contracts"). During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February 2005 and 11.1 million gallons of LPG for the month of March 2005 (the "Quarterly Agreement") at reduced margins compared with those in effect during 2004. Actual volumes sold were 12.7 million gallons, 9.9 million gallons and 9.6 million gallons for January, February and March 2005, respectively. In April 2005, the Company entered into a one month contract with PMI for the sale of a minimum of 10.5 million gallons at a further reduced margin. On May 5, 2005, the Company entered into a contract with PMI for the sale of a minimum of
6.0 million gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from the Company. Actual volumes of LPG sold to PMI for April and May 2005 were 10.8 million gallons and 6.1 million gallons, respectively.

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

     Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (the "PMI Agreement"). PMI did not purchase LPG from the Company during the period June 1
- June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement.

           Month               Minimum Volume
           -----          ------------------------
                          (in millions of gallons)

          June 2005                  3.5

          July 2005                  3.5

          August 2005                3.5

          September 2005             5.7

          October 2005               8.1

          November 2005             11.7

          December 2005             11.7

          January 2006              11.7

          February 2006             11.7

          March 2006                 8.1

     Actual volumes of LPG sold to PMI for June and July 2005 were 3.5 million gallons and 3.5 million gallons, respectively.

     Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

     The Company's management believes that PMI's reduction of volume commitments for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company's Matamoros Terminal Facility and increased competition from U.S. suppliers including Valero (see Recent Trends above).

     PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

     Revenues from PMI sales totaled approximately $46.7 million and $73.6 million for the six months ended June 30, 2005 and 2004, respectively, representing approximately 41.7% and 81.1% of total revenues for the periods and 83.1% and 83.0% of the Company's total LPG revenues for the periods.

     Seasonality. The Company's gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

     LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract (as amended, the "Exxon Supply
Contract"), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon's owned or controlled volume of propane and butane available at Exxon's King Ranch Gas Plant up to 13.9 million gallons per month blended in accordance with required specifications. For the six months ended June 30, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.1 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

     In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the "ECCPL") operational in September 2000. The ability to utilize the ECCPL allows the Company to acquire an additional supply of propane from other propane suppliers located near Corpus Christi, Texas (the "Additional Propane Supply"), and bring the Additional Propane Supply to the Plant (the "ECCPL Supply") for blending to the required specifications and then delivered into the Leased Pipeline. The Company agreed to flow a minimum of
122.0 million gallons per year of Additional Propane Supply through the ECCPL until December 2005. The Company is required to pay minimum utilization fees associated with the use of the ECCPL until December 2005. Thereafter the utilization fees will be based on the actual utilization of the ECCPL. During April 2005 the Exxon Supply Contract was amended whereby the Company's ability to access the ECCPL is at the discretion of Exxon and minimum utilization fees were reduced.

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

     The Fuel Products market on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company's access provides an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company's supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

     For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 49.8% of total revenues for the six months ended June 30, 2005.

     Fuel Sales totaled $55.8 million and cost of fuel and other direct operating expenses totaled $54.9 during the six months ended June 30, 2005. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company's markets and the Company's ability to manage fluctuations in the price of such products.

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

     Credit Arrangements. As of June 30, 2005, Penn Octane had a $20.0 million credit facility with RZB Finance LLC ("RZB") for demand loans and standby letters of credit (the "RZB Credit Facility") to finance Penn Octane's purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company's Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

     Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005 the Fuel Products rate was reduced to 2%), or
(iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.25% at June 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

     Jerome B. Richter, former CEO of the Company, had personally guaranteed all of Penn Octane's payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB no longer required Mr. Richter's personal guarantee.

     In connection with the Company's purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at June 30, 2005 totaled approximately $5.3 million of which approximately $4.0 million represents June 2005 purchases and approximately $1.3 million represents July 2005 purchases.

     In connection with the Company's purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the "Assets") are required to be in excess of borrowings and commitments (including restricted cash of approximately $2.2 million at June 30, 2005). At June 30, 2005, the Company's borrowings and commitments were less than the amount of the Assets.

     In connection with the Company's Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the "Bonds") to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2005, such taxes of approximately $687,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $461,000 which is included in restricted cash in the Company's balance sheet at June 30, 2005.

     LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $369,925, and $406,806 for the six months ended June 30, 2005 and 2004.

     The following is a summary of the Company's estimated minimum contractual obligations and commercial obligations as of June 30, 2005. Where applicable, LPG prices are based on the June 30, 2005 monthly average as published by Oil Price Information Services.

                                                                          PAYMENTS DUE BY PERIOD
                                                                           (AMOUNTS IN MILLIONS)
                                        -------------------------------------------------------------------------------
                                                         Less than         1 - 3           4 - 5            After
    Contractual Obligations                 Total         1 Year           Years           Years           5 Years
--------------------------------------  -------------  -------------  ---------------  --------------  ----------------

Long-Term Debt Obligations              $         1.7  $         1.7  $             -  $            -  $              -
Operating Leases                                  8.5            1.1              2.0             2.0               3.4
LPG Purchase Obligations                        545.7          128.4            256.9           160.4                 -
Other Long-Term Obligations                         -              -                -               -                 -
                                        -------------  -------------  ---------------  --------------  ----------------
    Total Contractual Cash Obligations  $       555.9  $       131.2  $         258.9  $        162.4  $            3.4
                                        =============  =============  ===============  ==============  ================

                                                           AMOUNT OF COMMITMENT EXPIRATION
                                                                      PER PERIOD
                                                                (AMOUNTS IN MILLIONS)
                                  --------------------------------------------------------
                                  Total Amounts   Less than   1 - 3    4 - 5       Over
Commercial Commitments              Committed       1 Year    Years    Years     5 Years
--------------------------------  --------------  ----------  ------  --------  ----------

Lines of Credit                   $          3.9  $      3.9  $    -  $      -  $        -
Standby Letters of Credit                    5.3         5.3       -         -           -
Guarantees                                   N/A         N/A     N/A       N/A         N/A
Standby Repurchase Obligations               N/A         N/A     N/A       N/A         N/A
Other Commercial Commitments                 N/A         N/A     N/A       N/A         N/A
                                  --------------  ----------  ------  --------  ----------
    Total Commercial Commitments  $          9.2  $      9.2  $    -  $      -  $        -
                                  ==============  ==========  ======  ========  ==========

     Distributions of Available Cash. All Rio Vista unitholders, have the right to receive distributions from Rio Vista of "available cash" as defined in the Rio Vista partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

     Cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

     On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Rio Vista has not declared a distribution for the quarter ended June 30, 2005.

     Rio Vista's ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista's revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

     The following is a reconciliation of Rio Vista's consolidated net income to distributable cash flow for the three months ended December 31, 2004, March 31, 2005 and June 30, 2005.

                                                                        Three Months Ended
                                                          ------------------------------------------------
                                                            December        March 31,
                                                            31, 2004          2005         June 30, 2005
                                                          -------------  --------------  -----------------
Net income (loss)                                         $(    63,000)  $     173,000   $       (728,000)
  Plus interest and other expense, net                         101,000         119,000            179,000
  Plus depreciation and amortization                           178,000         205,000            205,000
  Plus other non-cash expenses                                 344,000               -             17,000
                                                          -------------  --------------  -----------------
EBITDA                                                         560,000         497,000           (327,000)
Less cash interest and other cash expense, net                (101,000)        (61,000)           (64,000)
                                                          -------------  --------------  -----------------
Distributable cash flow (deficit)                              459,000         436,000           (391,000)
Distributable cash flow (deficit) applicable to general
partner                                                         (9,000)         (9,000)             8,000
                                                          -------------  --------------  -----------------
Distributable cash flow (deficit) applicable to limited
partners                                                  $    450,000   $     427,000   $       (383,000)
                                                          =============  ==============  =================

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

     Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista's Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista's Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder's share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder's federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder's adjusted tax basis in Rio Vista.

     Section 7704 of the Internal Revenue Code (the "Code") provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of "qualifying income" (the "Qualifying Income Exception"). For purposes of this exception, "qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of "qualifying income" include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a "dealer" in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes "qualifying income".

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

     Litigation. The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

     Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the "Pipeline Lease Amendment") entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the "Effective Date"). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company's fixed annual rent for the use of the Leased Pipeline is $1.0 million including monthly service payments. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. In connection with the Pipeline Lease, the Company has access to storage in Markham, Texas which has a capacity of up to 21.0 million gallons of storage.

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

     On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane's common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

     On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1.0 million shares of Penn Octane common stock under Penn Octane's 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane's common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

     In connection with warrants previously issued by the Company, certain of these warrants contain a call provision whereby the Company has the right to purchase the warrants for a nominal price if the holder of the warrants does not elect to exercise the warrants during the call provision period.

     The note receivable from a former officer of the Company, Mr. Richter, in the amount of $3.2 million was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter's retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1.7 million plus accrued interest not waived (see below) on its maturity date, under certain circumstances. Written agreements between the Company and Mr. Richter reflecting the foregoing have not yet been executed. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended note is the prime rate (6.25% as of June 30, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million.

     OPTIONS  AND  WARRANTS  OF  RIO  VISTA

     GENERAL PARTNER OPTIONS. Penn Octane's 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC ("Shore Capital"), an affiliate of Mr. Shore, and by Mr. Richter of options to each acquire 25% of the General Partner (the "General Partner Options"). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

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

     Realization  of  Assets.   The  Company's  unaudited consolidated financial
statements included elsewhere herein, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has losses from current operations, has an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company's assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes and the RZB Credit Facility, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. The Company has not made the required June 15, 2005 quarterly interest payments on these notes. The RZB Credit Facility may be insufficient to finance the Company's LPG sales and/or Fuel Products sales, assuming increases in product costs per gallon, or volumetric growth in product sales, and maybe terminated by RZB with 90 days notice.

     The Company's gross profits on sales are insufficient to pay its expenses if (i) the Company cannot sell LPG to PMI or other customers at acceptable margins at volumes in excess of the minimum volumes contained in the agreement and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company's Fuel Sales Business is not sufficiently successful.

     The Company's cash flow has been reduced as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company has begun to incur the additional public company compliance and income tax preparation costs for Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or make future distributions to Rio Vista's unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista's guarantees to Penn Octane and Penn Octane's creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane's creditors. If the Company's revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet included elsewhere herein, is dependent upon the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. The ability for the Company to generate sufficient cash flows is significantly dependent on the sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to (i) expand its Fuel Sales Business,
(ii)  further  diversify  its  operations  to reduce dependency on sales of LPG,
(iii) sell its LPG assets, (iv) increase the amount of financing for its products and operations, (v) raise additional debt and/or equity capital and
(vi)  reduce  its  supply  costs  and  operating  expenses.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" (SFAS154). This new standard replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Rio
Vista has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

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

     The Company has historically borrowed only at fixed interest rates. All current interest bearing debt is at a fixed rate. Trade accounts receivable from the Company's limited number of customers and the Company's trade and other accounts payable generally do not bear interest. The Company's credit facility with RZB provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company's agreement with RZB. Therefore, the Company currently has limited, if any, interest rate risk.

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

PART  II

ITEM 1.   LEGAL PROCEEDINGS

          See note I to the Company's unaudited consolidated financial statements included in its Quarterly Report on Form 10-Q for the six months ended June 30, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM  6.  EXHIBITS

     THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE TO PREVIOUSLY FILED REPORTS, AS NOTED.

Exhibit  No.
------------

10.1 Amendment to Product Sales Agreement made effective as of the 28th day of January 2005 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P. (Incorporated by reference to the Company's Transition Report on Form 10-Q for the transition period ended December 31, 2004 filed on February 22, 2005, SEC File No. 000-24394)

10.2* Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2005, SEC File No. 000-24394).

10.3* Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2005, SEC
          File  No.  000-24394).

THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REPORT:

10.4 Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited.

10.5 Purchase and Sale Agreement dated as of August 15, 2005 between Penn Octane Corporation and TransMontaigne Product Services Inc.

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


                            PENN OCTANE CORPORATION



August 19, 2005             By:  /s/ Ian  T.  Bothwell
                                 -----------------------------------------------
                                 Ian  T.  Bothwell
                                 Vice President, Treasurer, Assistant Secretary,
                                     Chief  Financial  Officer