Form 10-Q
period 2005-09-30
PENN OCTANE CORP
filed 2005-11-21
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☒      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes          No     ☒

The number of shares of Common Stock, par value $.01 per share, outstanding on October 31, 2005 was 15,522,745.

PENN OCTANE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheets of Penn Octane Corporation and subsidiaries (Company) as of September 30, 2005 and December 31, 2004, the consolidated statements of operations for the three months and nine months ended September 30, 2005 and the consolidated statement of cash flows for the nine months ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with United States generally accepted accounting principles.

The accompanying consolidated statements of operations of Penn Octane Corporation and subsidiaries for the three months and nine months ended September 30, 2004 and the accompanying consolidated statement of cash flows of Penn Octane Corporation and subsidiaries for the nine months ended September 30, 2004 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of July 31, 2004 (not presented herein), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated October 5, 2004, we expressed an unqualified opinion on those consolidated financial statements.

Our auditors’ report on the Company’s financial statements as of July 31, 2004 included an explanatory paragraph referring to the matters discussed in Note S of those financial statements which raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note L to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
November 4, 2005

Part I
Item 1.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
Current Assets

Cash	$289,634	$374,567

Restricted cash	7,323,697	5,367,516

Trade accounts receivable (less allowance for doubtful accounts of $0)	10,980,219	9,222,035

Inventories	2,618,074	3,541,390

Prepaid expenses and other current assets	219,404	114,204

Total current assets	21,431,028	18,619,712

Property, plant and equipment - net	15,073,907	15,979,182

Lease rights (net of accumulated amortization of $806,758 and $772,412 at September 30, 2005 and December 31, 2004)	347,281	381,627

Other non-current assets	23,908	28,932

Total assets	$36,876,124	$35,009,453

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

(UNAUDITED)

	September 30, 2005	December 31, 2004
Current Liabilities

Current maturities of long-term debt	$1,857,166	$1,874,618

Note payable	1,300,000	-

Revolving line of credit	2,628,019	1,397,249

LPG and fuel products trade accounts payable	13,433,166	13,215,832

Other accounts payable	1,896,041	1,661,360

U.S. and foreign taxes payable	-	36,099

Accrued liabilities	2,738,779	1,007,145

Total current liabilities	23,853,171	19,192,303

Long-term debt, less current maturities	24,493	55,581

Minority interest in Rio Vista Energy Partners L.P.	12,475,703	14,614,370

Commitments and contingencies	-	-

Stockholders' Equity

Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	-	-

Series B - Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	-	-

Common stock - $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,316,495 shares issued and outstanding at September 30, 2005 and December 31, 2004	155,227	153,165

Additional paid-in capital	28,741,122	28,536,987

Note receivable from a former officer of the Company for exercise of warrants, less reserve of $1,500,000 and $468,693 at September 30, 2005 and December 31, 2004	(1,696,693)	(2,728,000)

Accumulated deficit	(26,676,899)	(24,814,953)

Total stockholders' equity	522,757	1,147,199

Total liabilities and stockholders' equity	$36,876,124	$35,009,453

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended			Nine months ended
	September 30, 2005	September 30, 2004		September 30, 2005	September 30, 2004
Revenues	$66,698,075		$59,362,046	$178,687,549	$150,029,350
Cost of goods sold	65,182,714		57,293,498	174,695,212	143,050,564

Gross profit	1,515,361		2,068,548	3,992,337	6,978,786
Selling, general and administrative expenses
Legal and professional fees	668,398		474,145	1,680,846	1,083,328
Salaries and payroll related expenses	544,450		381,203	2,767,049	1,821,960
Other	546,042		905,968	1,518,630	1,655,859
	1,758,890		1,761,316	5,966,525	4,561,147

Asset impairment charge	-		(324,041)	-	(324,041)

Operating income (loss)	(243,529)		(16,809)	(1,974,188)	2,093,598

Other income (expense)
Interest and LPG and Fuel Products financing expense	(622,603)		(366,548)	(1,438,620)	(1,092,216)
Interest income	9,234		9,837	18,887	60,747
Minority interest in loss of Rio Vista Energy Partners L.P.	1,052,731		-	1,596,918	-
Income (loss) before taxes	195,833		(373,520)	(1,797,003)	1,062,129

Provision for income tax	(31,099)		(65,011)	(64,946)	(50,591)

Net income (loss)	$164,734		$(438,531)	$(1,861,949)	$1,011,538

Net income (loss) per common share	$0.01		$(0.03)	$(0.12)	$0.07
Net income (loss) per common share assuming dilution	$0.01	$	(0.03)	$(0.12)	$0.07
Weighted average common shares outstanding	15,522,745		15,285,245	15,489,572	15,290,921

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2005		September 30, 2004
Cash flows from operating activities:
Net income (loss)	$	(1,861,949)	$1,011,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		775,833	726,542
Amortization of lease rights		34,346	34,346
Non-employee stock based costs and other		-	74,723
Amortization of loan discount related to detachable warrants		398,955	76,888
Gain on sale of assets		(24,000)	-
Interest income		-	(32,334)
Asset impairment charge		-	324,041
Other		-	62,239
Discount of note receivable from former officer		1,031,307	-
Minority interest in loss of Rio Vista Energy Partners L.P.		(1,596,918)	-
Changes in current assets and liabilities:
Trade accounts receivable		(1,758,184)	(2,679,094)
Inventories		1,014,945	(3,235,363)
Prepaid expenses and other current assets		(105,199)	(35,729)
LPG and Fuel Products trade accounts payable		217,334	(1,811,420)
Other accounts payable and accrued liabilities		2,066,324	1,204,790
U.S. and Foreign taxes payable		(36,099)	16,667
Net cash (used in) provided by operating activities		156,695	(4,262,166)
Cash flows from investing activities:
Capital expenditures		(57,724)	102,892
Proceeds from sale of assets		175,000	-
Property held for sale		-	220,000
(Increase) decrease in other non-current assets		5,022	(8,559)
Net cash provided by (used in) investing activities		122,298	314,333
Cash flows from financing activities:
(Increase) decrease in restricted cash		(1,956,181)	1,868,687
Revolving credit facilities		1,230,770	2,259,110
Issuance of common stock		97,750	-
Distributions paid by Rio Vista Energy Partners L.P. to limited partners		(955,328)	-
Issuance of debt		1,300,000	-
Reduction in debt		(80,937)	(226,119)
Net cash provided by (used in) financing activities		(363,926)	3,901,678
Net decrease in cash		(84,933)	(46,155)
Cash at beginning of period		374,567	278,188
Cash at end of period		$289,634	$232,033

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest and LPG and Fuel Products financing expense		$625,931	$1,094,497
Supplemental disclosures of noncash transactions:
Equity-common stock and warrants issued and other		$530,450	$167,170
Stock exchanged for note receivable		$-	$201,854
Note issued for software		$55,463	$-
Transfer of line fill to inventory		$91,941	$-

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION

Penn Octane Corporation, formerly known as International Energy Development Corporation (International Energy), was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG). The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In addition, at the discretion of Exxon, the Company has access to a twelve-inch pipeline (ECCPL), which connects from Exxon’s Viola valve station in Nueces County, Texas to the inlet of the King Ranch Gas Plant as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. In connection with the Company’s lease agreement for the Leased Pipeline, the Company has access to storage in Markham, Texas (Markham) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company’s primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 39% of the Company’s total revenues and 81% of the Company’s LPG revenues for the nine months ended September 30, 2005. The Company’s gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 52% of total revenues for the nine months ended September 30, 2005.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION - Continued

On September 30, 2004, Penn Octane Corporation completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred its 99.9% interest in RVOP to its wholly owned subsidiary, Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interests, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company’s unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its supplier, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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

The unaudited consolidated balance sheets as of September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of September 30, 2005 and December 31, 2004, the unaudited consolidated results of operations for the three months and six ended September 30, 2005 and 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants):

	For the three months ended September 30, 2005			For the three months ended September 30, 2004
	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (loss) (Numerator)		Shares (Denominator)	Per-Share Amount

Net income (loss)	$164,734			$	(438,531)

Basic EPS

Net income (loss) available to common stockholders	164,734	15,522,745	$0.01		(438,531)	15,285,245	$	(0.03)

Effect of Dilutive Securities

Warrants	-	-			-	-

Diluted EPS

Net income (loss) available to common stockholders	$164,734	15,522,745	$0.01		N/A	N/A		N/A

	For the nine months ended September 30, 2005					For the nine months ended September 30, 2004
	Income (loss)(Numerator)		Shares (Denominator)	Per-Share Amount		Income (loss)(Numerator)	Shares (Denominator)	Per-Share Amount

Net income (loss)	$	(1,861,949)				$1,011,538

Basic EPS

Net income (loss) available to common stockholders		(1,861,949)	15,489,572	$	(0.12)	1,011,538	15,290,921	$0.07

Effect of Dilutive Securities

Warrants		-	-			-	55,302

Diluted EPS

Net income (loss) available to common stockholders		N/A	N/A		N/A	$1,011,538	15,346,223	$0.07

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - STOCK-BASED COMPENSATION

The Company accounts for stock option plans in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations which recognizes compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss), and net income (loss) per common share would have been as follows:

	Three Months Ended			Nine months ended
	September 30, 2005	September 30, 2004		September 30, 2005		September 30, 2004
Net income (loss), as reported	$164,734	$	(438,531)	$	(1,861,949)	$1,011,538

Add: Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	-		-		-	-

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117,772)		(7,528)		(272,237)	(35,653)

Net income (loss), pro forma	$46,962	$	(446,059)	$	(2,134,186)	$975,885

Net income (loss) per common share, as reported	$0.01	$	(0.03)	$	(0.12)	$0.07

Net income (loss) per common share, pro forma	$0.00	$	(0.03)	$	(0.14)	$0.06

Net income (loss) per common share assuming dilution, as reported	$0.01	$	(0.03)	$	(0.12)	$0.07

Net income (loss) per common share assuming dilution, pro forma	$0.00	$	(0.03)	$	(0.14)	$0.06

The following assumptions were used for grants of warrants to employees in the nine months ended September 30, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 68% and 63%; risk free interest rate of 4.08%, 3.51% and 3.52% and expected lives of 5 years.

The following assumptions were used for grants of warrants to employees in the nine months ended September 30, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% and 81%; risk free interest rate of 3.22% and 3.27% and expected lives of 5 years.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - STOCK-BASED COMPENSATION - Continued

During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning January 1, 2006. The Company will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of the Company for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (LPG Asset Sale). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10,100,000 for assets sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s. In connection with the PSA’s, TransMontaigne loaned Rio Vista $1,300,000 which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne (TransMontaigne Note). The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility. The TransMontaigne Note begins to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, the approval of Penn Octane’s stockholders and Rio Vista’s unit holders (see below), assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing does not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities intended to enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue potential acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue potential acquisitions which produce “qualifying income”.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30, 2005	December 31, 2004
LPG:
Midline pump station (b)	$2,326,985	$2,326,985
Brownsville Terminal Facility: (a)
Building	173,500	173,500
Terminal facilities	3,631,207	3,631,207
Tank Farm	373,945	373,945
Leasehold improvements	318,807	318,807
Equipment	226,285	226,285
Truck	25,968	25,968
	7,076,697	7,076,697

US - Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	6,729,833	6,775,242
Mexico Pipelines and Rights of Way	993,300	993,300
Matamoros Terminal Facility	5,874,781	5,874,781
Land	705,358	856,358
	14,303,272	14,499,681
Total LPG	21,379,969	21,576,378
Other:
Office equipment (b)	108,487	106,953
Software (b)	57,162	1,700
	165,649	108,653
	21,545,618	21,685,031
Less: accumulated depreciation and amortization	(6,471,711)	(5,705,849)
	$15,073,907	$15,979,182

(a)	Rio Vista assets
(b)	Penn Octane and Subsidiaries other than Rio Vista
(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

Property, plant and equipment, net of accumulated depreciation, includes $5,435,149 and $5,745,793 of costs located in Mexico at September 30, 2005 and December 31, 2004, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	September 30, 2005		December 31, 2004
	Gallons	LCM	Gallons	LCM
LPG:
Leased Pipeline	1,175,958	$1,328,383	1,175,958	$930,156
Brownsville Terminal Facility and Matamoros Terminal Facility	238,360	269,256	369,508	292,272
Markham Storage and other	-	-	-	-
	1,414,318	1,597,639	1,545,466	1,222,428
Fuel Products	466,320	1,020,435	1,847,191	2,318,962
		$2,618,074		$3,541,390

NOTE G - DEBT OBLIGATIONS

Debt consists of the following:
	September 30, 2005	December 31, 2004
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2002.	$137,500	$137,500
Restructured Notes and $280,000 Notes.	1,688,857	1,711,924
Other debt.	55,302	80,775
Total debt	1,881,659	1,930,199
Less: Current maturities	1,857,166	1,874,618
Long-term debt	$24,493	$55,581

Restructured Notes and $280,000 Note

On January 16, 2004, the Restructured Notes totaling $1,525,000 which were due on December 15, 2003 were renewed and extended (Restructuring). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004. In addition, the Company issued an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes. All payments were made through March 15, 2005. The payments on these notes due June 15, 2005 and September 15, 2005 each in the amount of approximately $103,000 have not been made (see below).

In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue 110,250 warrants (which includes 20,000 warrants to purchase Rio Vista common units held by Philadelphia Brokerage Corporation (see below)) to purchase Rio Vista common units (Rio Vista Warrants). The Rio Vista Warrants will expire on December 15, 2006 and the exercise price is $5.00 per warrant. The amount of discount recorded by the Company totaled $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and nine months ended September 30, 2005 amortization expense was $153,455 and $326,091, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - DEBT OBLIGATIONS - Continued

Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003, who did not agree to the Restructuring (Declining Noteholders), were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes ($280,000 Notes). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane until the Restructuring.

The holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that (1) the assets of Penn Octane transferred to Rio Vista continued to be pledged as collateral for payment of those notes, (2) Rio Vista guaranteed Penn Octane’s obligations under the notes and (3) Rio Vista be prohibited from making any distributions in the event that Penn Octane is in default under the Restructured Notes and $280,000 Notes.

In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation (PBC) acted as placement agent and received a fee equal to 1.5% of the Restructured Notes and $280,000 Notes. PBC also received warrants to purchase 20,000 units in Rio Vista. The terms of the warrants are the same as the Rio Vista Warrants.

In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $149,542 has been amortized through September 30, 2005.

Jerome B. Richter, former Chief Executive Officer of Penn Octane, continues to provide collateral to secure the Restructured Notes and the $280,000 Notes noteholders with 2,000,000 shares of common stock of Penn Octane owned by him. As a result of the Spin-Off, he is also required to provide as collateral 250,000 Common Units of Rio Vista owned by him.

On September 30, 2005, the Company and holders of $1.8 million of promissory notes due December 15, 2005 (the ”Notes”) agreed to an amendment whereby the interest payments required to paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (the “Deferred Interest”). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver the 250,000 Common Units of Rio Vista owned by him (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D). The 250,000 Common Units of Rio Vista owned by Mr. Richter have not yet been delivered.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - STOCKHOLDERS’ EQUITY

Common Stock

During January 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.

During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

The Company routinely issues shares of its common stock for cash, the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

Stock Warrants

The Company applies APB 25 for warrants granted to the Company’s employees and to the Company’s board of directors serving in the capacity as directors and SFAS 123 for warrants issued to acquire goods and services from non-employees.

On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

Penn Octane 2001 Warrant Plan

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - STOCKHOLDERS’ EQUITY - Continued

Note Receivable from a Former Officer of the Company

The note receivable from Mr. Richter, in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended note is the prime rate (6.75% as of September 30, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note G).

NOTE I - OPTIONS AND WARRANTS OF RIO VISTA

General Partner Options

Penn Octane’s 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Shore, and by Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

Common Unit Warrants

In connection with Mr. Shore’s employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expire on July 10, 2006.

The Company issued 90,250 warrants to purchase Rio Vista units to the holders of the Restructured Notes and $280,000 Notes and 20,000 warrants to purchase Rio Vista units to PBC (see note G to the unaudited consolidated financial statements). The calculated exercise price per warrant to purchase a Rio Vista Unit for these Rio Vista Warrants is $5.00.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - OPTIONS AND WARRANTS OF RIO VISTA - Continued

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

NOTE J - COMMITMENTS AND CONTINGENCIES

Credit Facility, Letters of Credit and Other

As of September 30, 2005, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005 the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.75% at September 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

Based on current minimum purchase commitments under the Company’s LPG supply agreement and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products purchase prices.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.

Mr. Richter had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other - Continued

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at September 30, 2005 totaled approximately $14,081,051 of which approximately $9,935,126 represents September 2005 purchases and approximately $4,145,925 represents October 2005 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $7,323,697 at September 30, 2005). At September 30, 2005, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2005, such taxes in the amount of approximately $674,871 were due. The letters of credit issued have all been secured by cash in the amount of approximately $461,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2005.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $328,097 and $277,903 for the nine months ended September 30, 2005 and 2004.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

Cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005 and September 30, 2005.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.

Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.

No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista’s items of income, gain, loss and deduction would be reflected only on Rio Vista’s tax return rather than being passed through to Rio Vista’s unitholders, and Rio Vista’s net income would be taxed at corporate rates.

If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Litigation

Penn Octane International, L.L.C. (Penn Octane International), a wholly-owned subsidiary of Rio Vista has been named as the defendant in lawsuit filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Penn Octane International, Rio Vista nor any of Rio Vista’s subsidiaries in Mexico owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane or Rio Vista companies owned or had custody of the LPG on the tanker truck at the time and location of the accident.

Even though the accident took place in Mexico, the lawsuit was filed in the District Court for Cameron County, Texas, on September 26, 2005 and was served on September 28, 2005. The case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired on October 19, 2005. A hearing on the plaintiffs’ application for a temporary injunction is expected in late November 2005.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuit, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Management believes that the lawsuit against Penn Octane International is without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005, the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The Company is currently appealing the award.

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

Consulting Agreement

During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.

In consideration of the Services rendered by Mr. Richter to the companies, the companies agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K).

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of one year from the date of the agreement or termination of the agreement upon 30 days written notice to the other party.

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

Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (PMI Agreement). PMI did not purchase LPG from the Company during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through October 2005.

Month	Minimum Volumes (gallons)	Actual Volumes (gallons)
June 2005	3,500,000	3,507,973
July 2005	3,500,000	3,514,516
August 2005	3,500,000	7,381,533
September 2005	5,700,000	10,134,546
October 2005	8,100,000	12,316,061
November 2005	11,700,000	*
December 2005	11,700,000	*
January 2006	11,700,000	*
February 2006	11,700,000	*
March 2006	8,100,000	*

* Actual volumes not yet determined.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - CONTRACTS - Continued

LPG Sales to PMI - Continued

Under the terms of the PMI Agreement, the sale price of LPG will be at the same reduced margins in effect during April and May 2005.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

LPG Supply Agreements

The Company’s agreement with Exxon (as amended, Exxon Supply Contract) which expires in 2009 requires the Company to purchase minimum quantities of LPG totaling up to approximately 13,900,000 gallons per month although the actual amounts supplied under the Exxon Supply Contract averaged approximately 9,000,000 gallons per month for the nine months ended September 30, 2005.

During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the EECPL in exchange for a reduction of the minimum pipeline delivery fees during the period April 1, 2005 through December 31, 2005 by 50% (a reduction of $387,960 through September 30, 2005). In addition, the total pipeline delivery fees during the period April 1, 2005 through December 31, 2005 are to be paid over a 48 month period beginning January 1, 2006.

In order to meet sales volume in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Agreement.

During January 2005, the Company amended the Koch supply contract whereby beginning February 2005 and continuing through September 30, 2005, the Company is not required to purchase any LPG from Koch under the existing Koch supply contract. In addition under the terms of the amendment, the Koch supply contract terminated on September 30, 2005.

In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company’s facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other contracts with LPG suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the nine months ended September 30, 2005, has an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005. The Company restructured the interest payments which were due June 15, 2005 and September 15, 2005 on the Restructured Notes and the $280,000 Notes. The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, the Company’s gross profit from operations beginning October 1, 2005, based on the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for the Company to pay its operating expenses through March 31, 2006, assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Restructured Notes, the $280,000 Notes and the TransMontaigne Note as they become due, and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. In addition, the Company may not have sufficient supply of LPG from the Exxon Supply Contract to meet the minimum monthly volumes under the PMI Agreement. If the LPG Asset Sale does not close, the Company’s gross profits on sales may be insufficient to pay its operating expenses, subsequent to March 31, 2006, if (i) the Company cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company’s Fuel Sales Business is not sufficiently successful.

The Company’s cash flow has been reduced compared to historical levels as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon either (1) closing of the LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. If the LPG Asset Sale does not close, management intends to (i) continue to negotiate with PMI for continued sales of LPG at acceptable volumes and margins (ii) continue to expand its Fuel Sales Business, (iii) further diversify its operations to reduce dependency on sales of LPG, (iv) increase the amount of financing for its products and operations, (v) raise additional debt and/or equity capital and (vi) reduce its supply costs and operating expenses. Management may also to continue to attempt to sell its LPG and refined products assets.

NOTE M - PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for the Company gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on September 30, 2005. The unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2005 assumes that the LPG Asset Sale was consummated as of January 1, 2005.

The Pro Forma Statements are based on the available information and contain certain assumptions that the Company deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of the Company had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of the Company. The Pro Forma Statements should be read in conjunction with unaudited consolidated financial statements and notes thereto included herein.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported September 30, 2005	Pro Forma Adjustments		Pro Forma September 30, 2005
ASSETS
Current Assets
Cash	$289,634	$25,977,000	(1)	$18,614,825
		6,243,589	(2)
		(11,776,398	(2)
		(2,119,000	)(3)
Restricted cash	7,323,697	(6,243,589	)(2)	1,080,108
Trade accounts receivable	10,980,219			10,980,219
Inventories	2,618,074	(1,597,639	)(1)	1,020,435
Prepaid expenses and other current assets	219,404			219,404

Total current assets	21,431,028	10,483,963		31,914,991
Property, plant and equipment — net	15,073,907	(15,007,200	)(1)	66,707
Lease rights — net	347,281	(347,281	)(1)	—
Other non-current assets	23,908	—		23,908

Total assets	$36,876,124	$(4,870,518)		$32,005,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,857,166	$(1,688,857	)(3)	$168,309
Note payable	1,300,000	(1,300,000	)(1)	—
Revolving line of credit	2,628,019			2,628,019
LPG and fuel products trade accounts payable	13,433,166	(11,776,398	)(2)	1,656,768
U.S. and foreign taxes payable	—	2,000,000	(5)	2,000,000
Other accounts payable	1,896,041	—		1,896,041
Accrued liabilities	2,738,779	(314,000	)(3)	2,951,779
		(223,000	)(1)
		750,000	(4)

Total current liabilities	23,853,171	(12,552,255)		11,300,916
Long term debt, less current maturities net of discount	24,493	—		24,493
Minority interest in Rio Vista Energy Partners L.P.	12,475,703	2,855,963	(6)	15,331,666
Commitments and Contingencies	—	—		—
Stockholders’ Equity
Common stock	155,227	—		155,227
Additional paid in capital	28,741,122	—		28,741,122
Notes receivable from a former officer of the Company	(1,696,693)	555,540	(7)	(1,143,153)
Accumulated deficit	(26,676,899)	10,547,880	(1)	(22,404,665)
		(750,000	)(4)
		(2,000,000	)(5)
		(116,143	)(3)
		(2,855,963	)(6)
		(555,540	)(7)

Total stockholders’ equity	522,757	4,825,774		5,348,531

Total liabilities and stockholders’ equity	$36,876,124	$(4,870,518)		$32,005,606

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported September 30, 2005	Pro Forma Adjustments		Pro Forma September 30, 2005

Revenues	$178,687,549	$(85,517,130	)(8)	$93,170,419

Cost of Goods Sold	174,695,212	(83,521,381	)(8)	91,173,831

Gross Profit	3,992,337	(1,995,749)		1,996,588

Selling, general and administrative expenses
Legal and professional fees	1,680,846	(439,994	)(8)	1,240,852
Salaries and payroll related expenses	2,767,049	(141,000	)(8)	2,626,049
Other	1,518,630	(15,335	)(8)	1,503,295
	5,966,525	(596,329)		5,370,196

Operating income (loss)	(1,974,188)	(1,399,420)		(3,373,608)

Other income (expense)
Interest and LPG and Fuel Products financing expense	(1,438,620)	328,097	)(8)	(308,921)
		801,602	(3)
Interest income	18,887	(3,546	)(8)	15,341
Gain on LPG Asset Sale	-	9,934,881	(1)	8,631,341
		(750,000	)(4)
		(553,540	)(7)
Minority interest in loss of Rio Vista
Energy Partners L.P.	1,596,918	(1,092,700	)(6)	504,218
Income (loss) before taxes	(1,797,003)	7,265,374		5,468,371

Provision for income taxes	(64,946)	(2,000,000	)(5)	(2,064,946)

Net income (loss)	$(1,861,949)	$5,265,374		$3,403,425

Net income (loss) per common share	$(0.12)			$0.22

Net income (loss) per common share assuming dilution	$(0.12)			$0.22

Weighted average common shares outstanding	15,489,572			15,489,572

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M - PRO FORMA FINANCIAL INFORMATION - Continued

Penn Octane Corporation and Subsidiaries
Notes to Pro Forma Unaudited Consolidated Financial Information
September 30, 2005
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net proceeds received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $223,000, the payment of the TransMontaigne Note and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 4, 5 and 7 below which are related to the sale).

(2)	To reflect the settlement of net obligations guaranteed by or owed to RZB in connection with LPG purchases collateralized by the LPG assets and refined product assets sold.

(3)	To reflect the payment of outstanding promissory notes including accrued interest which are collateralized by the LPG assets and refined products assets sold and the write-off of unamortized discount.

(4)	To accrue for estimated expenses associated with the LPG Asset Sale.

(5)	To accrue for federal and state taxes estimated to result from the LPG Asset Sale.

(6)	To record minority interest in the equity in the losses of Rio Vista in connection with the LPG Asset Sale.

(7)	To accrue fee to Jerome B. Richter on the LPG Asset Sale and offset against a note receivable from Mr. Richter.

(8)	To eliminate revenues and expenses related to the LPG operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. (“Rio Vista”) and its subsidiaries are collectively hereinafter referred to as the “Company”.

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2005) refer to the Company's fiscal year ended December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, the remaining Saltillo Terminal assets, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG Asset Sale, the Spin-Off, cash distributions, “Qualifying Income”, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q and the Company’s Form 10-K for the year ended July 31, 2004. We caution you, however, that the following list of factors may not include all material risks facing the Company.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (the “PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract (the “LPG Asset Sale”). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s. In connection with the PSA’s, TransMontaigne agreed to loan Rio Vista $1.3 million which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne (the “TransMontaigne Note”). The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility. The TransMontaigne Note begins to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, the approval of Penn Octane’s stockholders and Rio Vista’s unit holders (see below), assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing does not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue activities intended to enhance stockholders value. Penn Octane intends to continue to operate its Fuel Sales Business.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

If the LPG Asset Sale is completed, Rio Vista intends to use its proceeds to fund working capital requirements, pursue potential acquisitions and to resume the minimum quarterly distributions to its unitholders and to pay all arrearages. Rio Vista intends to pursue potential acquisitions which produce “qualifying income”.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend the provision in its partnership agreement which requires dissolution upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

The following discusses the Company’s existing risk factors, its business, its results of operations and its liquidity and capital resources.

Risk Factors

Business Factors. Beginning with the expiration of the LPG sales contract with PMI effective March 31, 2004 and continuing through the contract recently entered into with PMI effective June 4, 2005 (the “PMI Agreement”), the Company has experienced materially lower LPG sales volumes and margins, which have adversely affected the Company’s results of operations. Penn Octane has one major customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company commenced its Fuel Sales Business in June 2004. There is no assurance that upon the expiration of the PMI Agreement that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to Rio Vista’s pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company’s Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations as they become due. All of the Company’s assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at Rio Vista’s transportation, terminal and distribution facilities were interrupted. The Company’s business would also be adversely affected if the operations of the Company’s customers and suppliers were interrupted.

Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industry and individual consumers. The Company competes with other companies including Valero, L.P. (“Valero”) in the sale or purchase of LPG and Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company’s competitive position, particularly given the commodity-based nature of many of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect Rio Vista’s operations. Rio Vista may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring Rio Vista to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation occurs, the results may hinder Rio Vista’s ability to negotiate acceptable contracts with distributors. Rio Vista’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

Political Factors. The operations and earnings of the Company and its consolidated affiliate in the US and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of the Company’s facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the Company vary greatly and are not predictable.

Industry and Economic Factors. The operations and earnings of the Company and its consolidated affiliate throughout the US and Mexico are affected by local, regional and global events or conditions that affect supply and demand for the Company’s products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

Acquisition Factors. In additional to the factors cited above, the advancement, cost and results of particular projects sought by the Company, including projects which do not specifically fall within the areas of the Company’s current lines of businesses will depend on: the outcome of negotiations for such acquisitions; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

NASDAQ Listing. On May 25, 2005, Penn Octane received written notification from The Nasdaq Stock Market’s Listing Qualification Department stating that, for the last 30 consecutive business days, the bid price of Penn Octane’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Bid Price Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), Penn Octane was granted 180 calendar days, until November 21, 2005, to regain compliance. If at any time before November 21, 2005, the bid price of Penn Octane’s common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days, Penn Octane would have regained compliance with the Bid Price Rule. The bid price of Penn Octane’s common stock has not closed at or above $1.00 from April 12, 2005 through November 18, 2005.

Because Penn Octane will not be able to comply with the Bid Price Rule by November 21, 2005, NASDAQ staff will determine whether Penn Octane meets The NASDAQ SmallCap Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If Penn Octane meets the initial listing criteria, Penn Octane will be granted an additional 180 calendar day compliance period lasting until May 20, 2006. If Penn Octane does not meet the Bid Price Rule by May 20, 2006, Penn Octane’s common stock will be delisted. To date, Penn Octane has not been notified by NASDAQ whether or not the Company will be delisted or granted an additional 180-day compliance period after the initial November 21, 2005 deadline. If Penn Octane does not receive an additional 180-day compliance period, Penn Octane’s common stock is subject to current delisting by NASDAQ.

In addition, as a result of the LPG Asset Sale, NASDAQ may review whether or not Penn Octane has sufficient continuing operations immediately following the LPG Asset Sale to avoid being deemed a “shell company.” If NASDAQ determined that Penn Octane had insufficient operations, NASDAQ could take steps to delist Penn Octane based on NASDAQ’s discretionary authority over listed companies. The Company believes that Penn Octane would not be deemed a “shell company” because of its continued operations (including the fuel sales business) following the LPG Asset Sale, unless Penn Octane also sold all or a substantial part of those continued operations.

If Penn Octane is delisted from the NASDAQ SmallCap Market, Penn Octane will continue to file all required reports with the Securities and Exchange Commission and intends to seek quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Delisting by NASDAQ may result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock, and Penn Octane’s unit price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Market Risk Factors. See “Notes to Consolidated Financial Statements (Unaudited),” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.

Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the fiscal year ended December 31, 2007, the Company is required to complete an annual evaluation of its internal control systems. In addition, the Company’s independent auditors are required to provide an opinion regarding such evaluation and the adequacy of the Company’s internal accounting controls. The Company’s internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. As the Company continues, the Company will need to strengthen its internal control systems. If the Company acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.

Projections. Projections, estimates and descriptions of the Company’s plans and objectives included herein are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Overview

The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico. To the extent that Penn Octane purchases quantities of LPG under its supply contract in excess of LPG sold to PMI, the Company sells the excess LPG to U.S. and other customers.

During the nine months ended September 30, 2005, the Company derived 39% of its total revenues and 81% of LPG revenues from sales of LPG to PMI, its primary customer.

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

During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $93.2 million for the nine months ended September 30, 2005 which represents approximately 52% of total revenues.

On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred its 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interests, which is the general partner interest, is owned and controlled by the General Partner. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company’s unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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

LPG Sales

The following table shows the Company's volume sold and delivered in gallons and average sales price for the nine months ended September 30, 2005 and 2004;

	2005	2004
Volume Sold

LPG (millions of gallons) - PMI	73.7	134.2
LPG (millions of gallons) - Other	19.9	35.0
	93.6	169.2
Average sales price

LPG (per gallon) - PMI	$0.94	$0.79
LPG (per gallon) - Other	0.81	0.69

Recent Trends. Since April 2004, PMI has contracted with the Company for volumes which are significantly lower than amounts purchased by PMI in similar periods during previous years and beginning April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - Sales to PMI below. The Company believes that the reduction of volume commitments or margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX is intending to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

During June 2004, Valero began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to the Company’s strategic zone. The Company is not aware of any future plans for these facilities.

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of the Company’s pipelines. In connection with the construction of the pipeline, PMI was required to obtain an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has warranted that it will not transport LPG through October 15, 2017.

Fuel Sales Business

The following table shows the Company's volume sold and delivered in gallons and average sales price for the nine months ended September 30, 2005 and 2004;

Volume Sold	2005	2004 *

Fuel Products (millions of gallons)	53.5	14.6

Average sales price

Fuel Products (per gallon)	$1.74	$1.35

* Fuel Sales Business operations commenced in June 2004.

Results of Operations

The following summarizes the gross profit before allocation of corporate overhead among the Company’s LPG and Fuel Sales Business for the three months and nine months ended September 30, 2005. All amounts are in thousands.

	For the three months ended September 30, 2005			For the nine months ended September 30, 2005
	LPG	Fuel Sales	Total	LPG	Fuel Sales	Total
Revenues	$29,309	$37,389	$66,698	$85,517	$93,170	$178,687

Cost of goods sold	28,924	36,259	65,183	83,521	91,174	174,695

Gross profit	$385	$1,130	$1,515	$1,996	$1,996	$3,992

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005, were $66.7 million compared with $59.4 million for the three months ended September 30, 2004, an increase of $7.3 million or 12.4%. Of this increase, $19.6 million was attributable to increases in revenues generated from the Company’s Fuel Sales Business during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily the result of increases in fuel sales prices and volumes (the Company commenced operations of the Fuel Sales Business in June 2004), $6.8 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended September 30, 2005 and $846,067 was attributable to increased average sales prices of LPG sold to customers other than PMI during the three months ended September 30, 2005, partially offset by $16.7 million attributable to decreased volumes of LPG sold to PMI during the three months ended September 30, 2005 and $3.3 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended September 30, 2005.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2005 was $65.2 million compared with $57.3 million for the three months ended September 30, 2004, an increase of $7.9 million or 13.8%. Of this increase, $18.5 million was attributable to increases in costs of goods sold arising from the Company’s Fuel Sales Business during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily the result of increases in fuel costs and volumes purchased (the Company commenced operations in June 2004), $8.1 million was attributable to increases in the cost of LPG sold to PMI during the three months ended September 30, 2005 and $572,422 principally the result of other direct costs associated with the Fuel Sale Business during the three months ended September 30, 2005, partially offset by $474,600 attributable to decreased costs of LPG sold to customers other than PMI during the three months ended September 30, 2005, $15.7 million attributable to decreased volume of LPG sold to PMI during the three months ended September 30, 2005, $3.1 million attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended September 30, 2005 and $69,954 attributable to reduced transportation costs associated with the LPG business as a result of reduced volumes sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2005, compared with $1.8 million for the three months ended September 30, 2004. During the three months ended September 30, 2005, the Company incurred increases in professional fees primarily associated with the LPG Asset Sale, additional public company expenses and professional fees related to Rio Vista and increased payroll related costs associated with the Fuel Sales Business which were offset by reduced professional fees, expenses and taxes associated with the Spin-off.

Other income (expense). Other income was $439,362 for the three months ended September 30, 2005, compared with other expense of $680,752 for the three months ended September 30, 2004. The increase in other income was due primarily to minority interest in the losses of Rio Vista of $1.1 million and $324,041 of reduced costs related to an asset impairment charge, partially offset by increased interest costs of $49,103 associated with the Fuel Sales Business and $153,455 of interest costs associated with the amortization of loan discounts.

Income tax. The Company calculated income taxes of $31,099 during the three months ended September 30, 2005. Income taxes consisted of alternative minimum tax of $6,337, state income tax expense of $6,936, and Mexican income tax expense of $17,826 during the three months ended September 30, 2005.

Nine months ended September 30, 2005 Compared With Nine months ended September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005, were $178.7 million compared with $150.0 million for the nine months ended September 30, 2004, an increase of $28.7 million or 19.1%. Of this increase, $73.5 million was attributable to increases in revenues generated from the Company’s Fuel Sales Business during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily the result of increases in fuel sales prices and volumes (the Company commenced operations of the Fuel Sales Business in June 2004), $20.2 million was attributable to increases in average sales prices of LPG sold to PMI during the nine months ended September 30, 2005 and $4.3 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the nine months ended September 30, 2005, partially offset by $56.9 million attributable to decreased volumes of LPG sold to PMI during the nine months ended September 30, 2005 and $12.3 million was attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended September 30, 2005.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2005 was $174.7 million compared with $143.1 million for the nine months ended September 30, 2004, an increase of $31.6 million or 22.1%. Of this increase, $71.1 million was attributable to increases in costs of goods sold arising from the Company’s Fuel Sales Business during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily the result of increases in fuel costs and volumes purchased (the Company commenced operations of the Fuel Sales Business in June 2004), $21.3 million was attributable to increases in the cost of LPG sold to PMI during the nine months ended September 30, 2005, $4.2 million was attributable to increased costs of LPG sold to customers other than PMI during the nine months ended September 30, 2005 and $353,985 principally the result of other direct costs associated with the Fuel Sale Business during the nine months ended September 30, 2005, partially offset by $52.1 million attributable to decreased volume of LPG sold to PMI during the nine months ended September 30, 2005 and $12.8 million was attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended September 30, 2005 and $468,768 attributable to reduced transportation costs associated with the LPG business as a result of reduced volumes sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.0 million for the nine months ended September 30, 2005, compared with $4.6 million for the nine months ended September 30, 2004, an increase of $1.4 million or 30.9%. The increase during the nine months ended September 30, 2005 was principally due to an increase in the discount of a note receivable from a former officer of $1.0 million, increases in professional fees primarily associated with the LPG Asset Sale, additional public company expenses and professional fees related to Rio Vista and increased payroll related costs associated with the Fuel Sales Business, partially offset by reduced professional fees, expenses and taxes associated with the Spin-off.

Other income (expense). Other income was $177,185 for the nine months ended September 30, 2005, compared with other expense of $1.4 million for the nine months ended September 30, 2004. The decrease in other expense was due primarily to minority interest in the losses of Rio Vista of $1.6 million and $324,041 of reduced costs related to an asset impairment charge and $228,952 of reduced interest costs related to the purchase of LPG, partially offset by increased interest costs associated with the Fuel Sales Business of $205,380, $326,091 of interest costs associated with the amortization of loan discounts and reduced interest income of $41,860 during the nine months ended September 30, 2005.

Income tax. The Company calculated income taxes of $64,946 during the nine months ended September 30, 2005. Income taxes consisted of alternative minimum tax of $7,798, state income tax expense of $13,296 and Mexican income tax expense of $43,852 during the nine months ended September 30, 2005.

Liquidity and Capital Resources

General. The Company has a loss from operations for the nine months ended September 30, 2005, has an accumulated deficit since its inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005. The Company restructured the interest payments where were due June 15, 2005 and September 15, 2005 on the Restructured Notes and the $280,000 Notes. The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, the Company’s gross profit from operations beginning October 1, 2005, based on the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for the Company to pay its operating expenses through March 31, 2006 assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Restructured Notes, the $280,000 Notes and the TransMontaigne Note as they become due, and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. In addition, the Company may not have sufficient supply of LPG from the Exxon Supply Contract to meet the minimum monthly volumes under the PMI Agreement. If the LPG Asset Sale does not close, the Company’s gross profits on sales may be insufficient to pay its operating expenses, subsequent to March 31, 2006, if (i) the Company cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company’s Fuel Sales Business is not sufficiently successful.

The Company’s cash flow has been reduced compared to historical levels, as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

The following summary table reflects comparative cash flows for nine months ended September 30, 2005, and 2004. All information is in thousands.

	2005		2004
Net cash (used) in operating activities		$157	$	(4,262)
Net cash (used in) provided by investing activities		122		314
Net cash provided by financing activities		(364)		3,902
Net increase (decrease) in cash	$	(85)	$	(46)

Sales to PMI. During December 2004, the Company and PMI entered into a three month agreement for the period January 1, 2005 to March 31, 2005 for the minimum sale of 11.7 million gallons of LPG for the months of January and February 2005 and 11.1 million gallons of LPG for the month of March 2005 (the “Quarterly Agreement”) at reduced margins compared with those in effect during 2004. Actual volumes sold were 12.7 million gallons, 9.9 million gallons and 9.6 million gallons for January, February and March 2005, respectively. In April 2005, the Company entered into a one month contract with PMI for the sale of a minimum of 10.5 million gallons at a further reduced margin. On May 5, 2005, the Company entered into a contract with PMI for the sale of a minimum of 6.0 million gallons of LPG for the period May 5, 2005 to May 31, 2005 at the reduced margin received in April 2005. For the period May 1, 2005 to May 4, 2005, PMI did not purchase any LPG from the Company. Actual volumes of LPG sold to PMI for April and May 2005 were 10.8 million gallons and 6.1 million gallons, respectively.

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

Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the purchase of LPG (the “PMI Agreement”). PMI did not purchase LPG from the Company during the period June 1 - June 3, 2005. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through October 2005.

Month	Minimum Volume (in millions of gallons)	Actual Volumes (in million of gallons)
June 2005	3.5	3.5

July 2005	3.5	3.5

August 2005	3.5	7.4

September 2005	5.7	10.1

October 2005	8.1	12.3

November 2005	11.7	*

December 2005	11.7	*

January 2006	11.7	*

February 2006	11.7	*

March 2006	8.1	*

* Actual volumes not yet determined.

Under the terms of the PMI Agreement, the sale price of LPG will be at the same margins in effect during April and May 2005.

The Company’s management believes that PMI’s reduction of volume commitments for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers including Valero (see Recent Trends above).

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI sales totaled approximately $69.3 million and $106.1 million for the nine months ended September 30, 2005 and 2004, respectively, representing approximately 39% and 71% of total revenues for the periods and 81% and 81% of the Company’s total LPG revenues for the periods.

Seasonality. The Company’s gross profit is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

LPG Supply Agreements. The Company’s agreement with Exxon (as amended, “Exxon Supply Contract”), which expires in 2009, requires the Company to purchase minimum quantities of LPG totaling up to 13.9 million gallons per month although actual amounts supplied under the Exxon Supply Contract averaged approximately 9.0 million gallons per month for the nine months ended September 30, 2005. The purchase price is indexed to variable posted prices.

During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the EECPL in exchange for a reduction of the minimum pipeline delivery fees during the period April 1, 2005 through December 31, 2005 by 50% (a reduction of $387,960 at September 30, 2005). In addition, the total pipeline delivery fees during the period April 1, 2005 through December 31, 2005 are to be paid over a 48 month period beginning January 1, 2006.

In order to meet sales volume in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Agreement.

During January 2005, the Company amended the Koch supply contract whereby beginning February 2005 and continuing through September 30, 2005, the Company is not required to purchase any LPG from Koch under the existing Koch supply contract. In addition under the terms of the amendment, the Koch supply contract terminated on September 30, 2005.

The Company is currently purchasing LPG under the Exxon Supply Contract. The Company’s aggregate costs per gallon to purchase LPG (less any applicable adjustments) are below the aggregate sales prices per gallon of LPG sold to its customers.

In addition to the LPG costs charged by its supplier, the Company also incurs additional costs to deliver the LPG to the Company’s facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other contracts with LPG suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

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

The Fuel Products market on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company’s access provides an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company’s supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 52% of total revenues for the nine months ended September 30, 2005.

Fuel Sales totaled $93.2 million and cost of fuel and other direct operating expenses totaled $91.2 during the nine months ended September 30, 2005. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.

The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company’s ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company’s commitments under the Exxon Supply Contract, increases in the costs of LPG and/or the increases in the costs of Fuel Products, the amount of financing available for the Fuel Sales Business may be reduced.

Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

Credit Arrangements. As of September 30, 2005, Penn Octane had a $20.0 million credit facility with RZB Finance LLC (“RZB”) for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith agreed to enter into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continues to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and Fuel Products (effective July 21, 2005 the Fuel Products rate was reduced to 2%), or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (6.75% at September 30, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

Based on current minimum purchase commitments under the Company’s LPG supply agreement and current LPG prices, the amount available to finance Fuel Products and LPG purchases in excess of current minimum purchase commitments is limited and therefore the ability of the Company to grow the Fuel Sales Business is dependent on future increases in its RZB Credit Facility or other sources of financing, the reduction of LPG supply commitments and/or the reduction in LPG or Fuel Products prices.

Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.

Jerome B. Richter, former Chief Executive Officer of the Company, had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee.

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at September 30, 2005 totaled approximately $14.1 million of which approximately $9.9 million represents September 2005 purchases and approximately $4.1 million represents October 2005 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the “Assets”) are required to be in excess of borrowings and commitments (including restricted cash of approximately $7.3 million at September 30, 2005). At September 30, 2005, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the “Bonds”) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2005, such taxes in the amount of approximately $674,871 were due. The letters of credit issued have all been secured by cash in the amount of approximately $461,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2005.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $328,097 and $277,903 for the nine months ended September 30, 2005 and 2004.

The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of September 30, 2005. Where applicable, LPG prices are based on the September 30, 2005 monthly average as published by Oil Price Information Service.

			Payments due by Period (Amounts in Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt Obligations and Note Payble	$3.3	$3.3	$-	$-	$-

Operating Leases	8.2	1.1	2.0	1.9	3.2

LPG Purchase Obligations	697.4	174.5	348.9	174.0	-

Other Long-Term Obligations	-	-	-	-	-

Total Contractual Cash Obligations	$708.9	$178.9	$350.9	$175.9	$3.2

	Amount of Commitment ExpirationPer Period (Amounts in Millions)
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Lines of Credit	$2.6	$2.6	$-	$-	$-

Standby Letters of Credit	14.1	14.1	-	-	-

Guarantees	N/A	N/A	N/A	N/A	N/A

Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$16.7	$16.7	$-	$-	$-

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner receives a distribution corresponding to its 2% general partnership interest. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under any obligation of Penn Octane which Rio Vista has guaranteed.

Cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest as described in the partnership agreement based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005 and September 30, 2005.

Rio Vista’s ability to make distributions may be impacted by sales to PMI at acceptable volumes and margins, payments on its guarantees, costs and expenses and the inability to obtain additional financing on its pledged assets. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be required to reduce or eliminate the quarterly distributions to unitholders and/or Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

The following is a reconciliation of Rio Vista’s consolidated net income to distributable cash flow for the three months ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005.

	Three Months Ended
	December 31, 2004		March 31, 2005	June 30, 2005		September 30, 2005

Net income (loss)	$	(63,000)	$173,000	$	(728,000)	$	(1,074,000)
Plus interest , LPG financing expense and taxes, net		101,000	119,000		179,000		234,000
Plus depreciation and amortization		178,000	205,000		205,000		216,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)		216,000	497,000		(344,000)		(624,000)
Plus other non-cash expenses		344,000	-		(24,000)		-
Less cash interest, LPG financing expense and taxes, net		(101,000)	(61,000)		(64,000)		(81,000)
Distributable cash flow (deficit)		459,000	436,000		(432,000)		(705,000)
Distributable cash flow (deficit) applicable to general partner		(9,000)	(9,000)		8,000		14,000
Distributable cash flow (deficit) applicable to limited partners		$450,000	$427,000	$	(424,000)	$	(691,000)

Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista’s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

Partnership Tax Treatment. Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries are included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.

Section 7704 of the Internal Revenue Code (the “Code”) provides that publicly traded partnerships, as a general rule, are taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (the “Qualifying Income Exception”). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”.

No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

If Rio Vista were classified as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise, Rio Vista’s items of income, gain, loss and deduction would be reflected only on Rio Vista’s tax return rather than being passed through to Rio Vista’s unitholders, and Rio Vista’s net income would be taxed at corporate rates.

If Rio Vista were treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.

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

Litigation. Penn Octane International, L.L.C. “Penn Octane International”, a wholly-owned subsidiary of Rio Vista has been named as the defendant in lawsuit filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Penn Octane International, Rio Vista nor any of Rio Vista’s subsidiaries in Mexico owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane or Rio Vista companies owned or had custody of the LPG on the tanker truck at the time and location of the accident.

Even though the accident took place in Mexico, the lawsuit was filed in the District Court for Cameron County, Texas, on September 26, 2005 and was served on September 28, 2005. The case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired on October 19, 2005. A hearing on the plaintiffs’ application for a temporary injunction is expected in late November 2005.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuit, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Management believes that the lawsuit against Penn Octane International is without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. Rio Vista’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005, the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The Company is currently appealing the award.

The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial statements.

Consulting Agreement. During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (the “Services”) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets and assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.

In consideration of the Services rendered by Mr. Richter to the companies, the companies agreed to pay the following fees (“Fees”) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K to the unaudited consolidated financial statements).

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of one year from the date of the agreement or termination of the agreement upon 30 days written notice to the other party.

Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the “Pipeline Lease Amendment”) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the “Effective Date”). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company’s fixed annual rent for the use of the Leased Pipeline is $1.0 million including monthly service payments. The service payments are subject to an annual adjustment based on a labor cost index and an electric power cost index. In connection with the Pipeline Lease, the Company has access to storage in Markham, Texas which has a capacity of up to 21.0 million gallons of storage.

The Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized. The Company believes that the Pipeline Lease Amendment provides the Company increased flexibility in negotiating sales and supply agreements with its customers and suppliers.

The Company at its own expense, installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline’s capacity is estimated to be between 300 million and 360 million gallons per year.

Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during 2006.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of receiving, conveying, storing and delivering LPG to final users is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company’s consolidated Mexican affiliate, Tergas, S. de R.L. de C.V. (“Tergas”), has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

During July 2003, the Company acquired an option to purchase Tergas, an affiliate 95% owned by Mr. Vicente Soriano and the remaining balance owned by Mr. Abelardo Mier, a consultant of the Company, for a nominal price of approximately $5,000. Since inception the operations of Tergas have been funded by the Company and the assets, liabilities and results of operations of Tergas are included in the Company’s consolidated financial statements.

Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the “Regulatory Law”)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (the “Organic Law”)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico's petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, the Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas’ permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur and should the LPG Asset Sale not close, it is the Company’s intention to sell LPG directly to distributors in Mexico as well as to PMI.

The point of sale for LPG which flows through the US-Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States-Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

Private Placements and Other Transactions. During January 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.

During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006.

Penn Octane 2001 Warrant Plan

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1.0 million shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Note Receivable from a Former Officer of the Company

The note receivable from a former officer of the Company, Mr. Richter, in the amount of $3.2 million, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1.7 million plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended note is the prime rate (6.25% as of September 30, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million.

Restructured Notes and $280,000 Note.

On January 16, 2004, the Restructured Notes totaling $1,525,000 which were due on December 15, 2003 were renewed and extended (“Restructuring”). In connection with the Restructuring, the due date of the Restructured Notes was extended to December 15, 2005. The Restructured Notes can be repaid at any time without penalty. Annual interest on the Restructured Notes is 16.5% and the Company also agreed to pay a fee of 1.5% on any principal balance of the Restructured Notes outstanding at the end of each quarterly period, beginning December 15, 2003. Interest and fees are payable quarterly beginning March 15, 2004. In addition, the Company issued an additional 37,500 warrants to purchase shares of common stock of Penn Octane to certain holders of the Restructured Notes. All payments were made through March 15, 2005. The payments on these notes due June 15, 2005 and September 15, 2005 each in the amount of approximately $103,000 have not been made (see below).

In addition, the Company agreed to extend the expiration date on outstanding warrants to purchase common stock of Penn Octane held by holders of the Restructured Notes until December 15, 2008 and agreed to issue 110,250 warrants (which includes 20,000 warrants to purchase Rio Vista common units held by Philadelphia Brokerage Corporation (see below)) to purchase Rio Vista common units (the “Rio Vista Warrants”). The Rio Vista Warrants will expire on December 15, 2006 and the exercise price is $5.00 per warrant. The amount of discount recorded by the Company totaled $422,000 which is reflected as interest expense ratably amortized from the grant date of January 14, 2005 to December 15, 2005, the maturity date of the debt obligations. For the three months and nine months ended September 30, 2005 amortization expense was $153,455 and $326,091, respectively.

Certain holders of promissory notes totaling approximately $280,000 of principal due December 15, 2003, who did not agree to the Restructuring (the “Declining Noteholders”), were paid by the Company. In connection with amounts due to the Declining Noteholders, the Company issued $280,000 of promissory notes (the “$280,000 Notes”). The terms of the $280,000 Notes are substantially similar to the Restructured Notes, except that the holders of the $280,000 Notes were not entitled to receive any warrants to purchase shares of common stock of Penn Octane until the Restructuring.

The holders of the Restructured Notes and $280,000 Notes consented to the Spin-Off of Rio Vista provided that (1) the assets of Penn Octane transferred to Rio Vista continued to be pledged as collateral for payment of those notes, (2) Rio Vista guaranteed Penn Octane’s obligations under the notes and (3) Rio Vista be prohibited from making any distributions in the event that Penn Octane is in default under the Restructured Notes and $280,000 Notes.

In connection with the Restructured Notes and $280,000 Notes, Philadelphia Brokerage Corporation (the “PBC”) acted as placement agent and received a fee equal to 1.5% of the Restructured Notes and $280,000 Notes. PBC also received warrants to purchase 20,000 units in Rio Vista. The terms of the warrants are the same as the Rio Vista Warrants.

In connection with the issuance of the new warrants of Penn Octane and the extension of the warrants of Penn Octane, the Company recorded a discount of $194,245 related to the fair value of the newly issued, modified warrants and including fees of $27,075 of which $149,542 has been amortized through September 30, 2005.

Mr. Richter continues to provide collateral to secure the Restructured Notes and the $280,000 Notes noteholders with 2.0 million shares of common stock of Penn Octane owned by him. As a result of the Spin-Off, he is also required to provide as collateral 250,000 Common Units of Rio Vista owned by him.

On September 30, 2005, the Company and holders of $1.8 million of promissory notes due December 15, 2005 (the ”Notes”) agreed to an amendment whereby the interest payments required to paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (the “Deferred Interest”). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver the 250,000 Common Units of Rio Vista owned by him (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see above). The 250,000 Common Units of Rio Vista have not yet been delivered.

Options and Warrants of Rio Vista

General Partner Options. Penn Octane’s 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (“Shore Capital”), an affiliate of Mr. Shore, and by Mr. Richter of options to each acquire 25% of the General Partner (the “General Partner Options”). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

Common Unit Warrants. In connection with Mr. Shore’s employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expire on July 10, 2006.

The Company issued 90,250 warrants to purchase Rio Vista units to the holders of the Restructured Notes and $280,000 Notes and 20,000 warrants to purchase Rio Vista units to PBC (see note G to the unaudited consolidated financial statements). The calculated exercise price per warrant to purchase a Rio Vista Unit for these Rio Vista Warrants is $5.00.

On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

The Spin-Off. During September 2003, Penn Octane’s board of directors and the independent committee of its board of directors formally approved the terms of the Spin-Off (see Overview) and Rio Vista filed a Form 10 registration statement with the Securities and Exchange Commission (“SEC”). On September 30, 2004, all of Penn Octane’s limited partnership interest in Rio Vista was distributed to Penn Octane’s stockholders. Each stockholder of Penn Octane on September 30, 2004, received on common unit of the limited partnership interest of Rio Vista for every eight shares of Penn Octane’s common stock owned.

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

Intercompany Purchase Agreement for LPG

Penn Octane entered into a long-term supply agreement with Rio Vista pursuant to which Rio Vista agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. This agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane contributed to Rio Vista or Penn Octane ceases to have the right to access the Seadrift pipeline.

Under the LPG Supply Agreement, Penn Octane supplies all of Rio Vista’s LPG requirements in connection with its LPG sales obligations to PMI. The purchases of the LPG are at fluctuating prices and are determined based on the cost of LPG under Penn Octane’s agreements with its LPG suppliers for volumes sold to Rio Vista for sale to PMI or to other Rio Vista customers, other direct costs related to PMI and other LPG sales of Rio Vista and a formula that takes into consideration operating costs of Penn Octane and Rio Vista. Rio Vista expects the aggregate costs per gallon to purchase LPG (less any applicable adjustments) to be below the aggregate sales prices per gallon of LPG sold to PMI. Rio Vista believes that its LPG Supply Agreement with Penn Octane provides it with an advantage over competitors in the supply of LPG to PMI based on Penn Octane’s adequate volumes and price provided for in its agreements with its LPG suppliers, and Penn Octane’s Leased Pipeline which takes the LPG directly to Rio Vista’s Brownsville Terminal Facility from those suppliers. The Leased Pipeline’s capacity is estimated to be between 25.0 million and 30.0 million gallons per month.

Under the terms of the Exxon Supply Contract, Penn Octane must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, Penn Octane’s existing letter of credit facility may not be adequate to meet the letter of credit requirements under the Exxon Supply Contract or other suppliers if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; and
•	Rio Vista ceases to sell LPG using any of the assets contributed by Penn Octane to Rio Vista pursuant to the Spin-Off.

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

Realization of Assets. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the nine months ended September 30, 2005, has an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Restructured Notes, the $280,000 Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Restructured Notes and the $280,000 Notes are due December 15, 2005. If the LPG Asset Sale does not close, the TransMontaigne Note may be due as early as March 15, 2006, including interest beginning November 15, 2005. The Company restructured the interest payments which were due June 15, 2005 and September 15, 2005 on the Restructured Notes and the $280,000 Notes. The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. If the LPG Asset Sale does not close, the Company’s gross profit from operations beginning October 1, 2005, based on the minimum volumes and the margins provided for in the PMI Agreement, may provide sufficient cash flow for the Company to pay its operating expenses through March 31, 2006, assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Restructured Notes, the $280,000 Notes and the TransMontaigne Note as they become due, and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. In addition, the Company may not have sufficient supply of LPG from the Exxon Supply Contract to meet the minimum monthly volumes under the PMI Agreement. If the LPG Asset Sale does not close, the Company’s gross profits on sales may be insufficient to pay its operating expenses, subsequent to March 31, 2006, if (i) the Company cannot sell LPG to PMI or other customers at acceptable margins and volumes and/or (ii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iii) the Company cannot sufficiently reduce its other expenses, and/or (iv) the Company’s Fuel Sales Business is not sufficiently successful.

The Company’s cash flow has been reduced compared to historical levels as a result of materially lower volumes of sales to PMI and materially reduced margins. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against its assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be required to reduce or eliminate distributions to unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon either (1) closing of the LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at acceptable average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. If the LPG Asset Sale does not close, management intends to (i) continue to negotiate with PMI for continued sales of LPG at acceptable volumes and margins (ii) continue to expand its Fuel Sales Business, (iii) further diversify its operations to reduce dependency on sales of LPG, (iv) increase the amount of financing for its products and operations, (v) raise additional debt and/or equity capital and (vi) reduce its supply costs and operating expenses. Management may also to continue to attempt to sell its LPG and refined products assets.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on the unaudited consolidated financial statements of the Company. However, inflation remains a factor in the United States economy and could increase the Company’s cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

The Company may be adversely impacted as a result of increases in LPG prices, which are related to oil and natural gas prices, because of limits on the RZB Credit Facility.

Environmental Matters

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. Under the Omnibus Agreement, Penn Octane will indemnify Rio Vista for five years after the completion of the Spin-Off against certain potential environmental liabilities associated with the assets it contributed to Rio Vista relating to events or conditions that existed before the completion of the Spin-Off.

Recently Issued Financial Accounting Standards

During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (“FIN 46”), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying unaudited consolidated financial statements of the Company.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs - An Amendment of ARB No. 43 Chapter 4” (“SFAS 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has determined that SFAS 151 will not have a material impact on their consolidated results of operations, financial position or cash flows.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning January 1, 2006. The Company currently accounts for stock options issued to employees under APB 25.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has determined that SFAS 153 will not have a material impact on their consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS154). This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

Critical Accounting Policies

The unaudited consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004, “Summary of Significant Accounting Policies”. The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

Revenue recognition - the Company expects in the future to enter into sales agreements to sell LPG for future delivery. The Company will not record sales until the LPG is delivered to the customer.

Impairment of long-lived assets - The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make.

Depreciation and amortization expenses - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets.

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

Allowance for doubtful accounts - The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make.

Statement by Management Concerning Review of Interim Information by An Independent Registered Public Accounting Firm.

The unaudited consolidated financial statements included in this filing on Form 10-Q have been reviewed by Burton McCumber & Cortez, L.L.P., an independent registered public accounting firm, in accordance with established professional standards and procedures for such review. The report of Burton McCumber & Cortez, L.L.P. commenting on their review, accompanies the unaudited consolidated financial statements included in Item 1 of Part I.

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

The Company has historically borrowed only at fixed interest rates. All current interest bearing debt is at a fixed rate. Trade accounts receivable from the Company’s limited number of customers and the Company’s trade and other accounts payable generally do not bear interest. The Company’s credit facility with RZB provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company’s agreement with RZB. Therefore, the Company currently has limited, if any, interest rate risk.

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

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II

Item 1.	Legal Proceedings

See note J to the Company’s unaudited consolidated financial statements included in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of Penn Octane Corporation was held on October 26, 2005, at the Hilton Waterfront Beach Resort, 21100 Pacific Coast Highway, Huntington Beach, California 92648. The record date for purposes of determining stockholders and entitled to notice of and to at the special meeting was September 26, 2005. As of the record date, a total of 15,522,745 shares of common stock were outstanding. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s proposals. All proposals were approved by holders of at least a majority of the outstanding common shares. The results of the voting by the stockholders for each proposals are presented below:

Proposal #1 To approve the purchase and sale agreement, dated as of August 15, 2005, between the Company and TransMontaigne Product Services, Inc. and the sale to TransMontaigne of the Company’s liquefied petroleum gas (“LPG”) assets and substantially all of the assets of Rio Vista Energy Partners L.P., an affiliate of the company.

For	Against	Abstain
8,611,054	43,940	6,100

Proposal #2 To approve a proposal to adjourn the special meeting, if necessary, to solicit additional proxies in favor of approval of the Company’s purchase and sale agreement with TransMontaigne, the sale of the Company’s LPG assets and the sale of substantially all of the assets of Rio Vista Energy Partners L.P.

For	Against	Abstain
8,578,725	75,869	6,500

Proposal #3 To transact such other business as may properly come before the special meeting or any adjournment thereof, including to consider any procedural matters incident to the conduct of the special meeting.

For	Against	Abstain
8,490,025	162,869	8,200

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference to previously filed reports, as noted.

Exhibit No.

10.1
Amendment to Product Sales Agreement made effective as of the 28th day of January 2005 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P. (Incorporated by reference to the Company’s Transition Report on Form 10-Q for the transition period ended December 31, 2004 filed on February 22, 2005, SEC File No. 000-24394).

10.2*	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2005, SEC File No. 000-24394).

10.3*
Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2005, SEC File No. 000-24394).

10.4
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

10.5
Purchase and Sale Agreement dated as of August 15, 2005 between Penn Octane Corporation and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

10.6	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005.

10.7	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005.

10.8	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners L.P. and Jerome B. Richter.

10.9	Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005.

10.10	Agreement dated as of November 15, 2005 by and between Penn Octane Corporation and Jerome B. Richter.

10.11	Form of Amendment of Promissory Note(s) of Penn Octane Corporation due December 15, 2005 and Related Agreements dated September 30, 2005.

10.12	Form of Escrow Agreement dated as of September 30, 2005 by and between Jerome B. Richter, Penn Octane Corporation and the Noteholders of Promissory Notes of Penn Octane due on December 15, 2005.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

* indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PENN OCTANE CORPORATION

November 21, 2005	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Vice President, Treasurer, Assistant Secretary,
Chief Financial Officer