Form 10-K
period 2005-12-31
PENN OCTANE CORP
filed 2006-04-06
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer  ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,255,766 as of March 8, 2006. The last reported sale price of the Registrant's Common Stock was $0.72 per share as reported on the Nasdaq Capital Market on March 8, 2006.

The number of shares of Common Stock, par value $0.01 per share, outstanding on March 8, 2006 was 15,522,745.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG Asset Sale, the PMI Agreement the Spin-Off, cash distributions, “Qualifying Income”, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K. We caution you, however, that the following list of factors may not include all material risks facing the Company.

Penn Octane Corporation and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. and its subsidiaries are hereinafter referred to as the “Company”.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (“PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1.3 million (the “TransMontaigne Note”) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1.3 million is repaid to TransMontaigne, if ever, the lease payments will ceases and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes collectively, (the “Notes”) plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue transactions intended to enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

If the LPG Asset Sale is completed, Rio Vista intends to use the proceeds to fund working capital requirements and to pursue transactions intended to enhance unitholder value.

The following discusses the Company’s existing business, risk factors, results of operations and liquidity and capital resources without regard to the possible LPG Asset Sale.

Item 1.	Business.

Introduction

Penn Octane Corporation, formerly known as International Energy Development Corporation, was incorporated in Delaware in August 1992. Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries, including Rio Vista Energy Partners, L.P. and its subsidiaries, are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (“LPG”) and the resell of gasoline and diesel fuel (“Fuel Products”). The Company owns and operates a terminal facility in Brownsville, Texas (the “Brownsville Terminal Facility”) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US - Mexico Pipelines”) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (the “Leased Pipeline”) which connects ExxonMobil Corporation’s (“Exxon”) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In connection with the Company’s lease agreement for the Leased Pipeline, the Company has access to storage in Markham, Texas (“Markham”) which has a capacity of up to approximately 21.0 million gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company’s primary customer for LPG has been P.M.I. Trading Limited (“PMI”). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 46.4% of the Company’s total revenues and 88.2% of the Company’s LPG revenues for the year ended December 31, 2005. The Company’s gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

During June 2004, the Company began operations as a reseller of Fuel Products. The Company sells Fuel Products (the “Fuel Sales Business”) through transactional, bulk and/or rack transactions. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.

The Company has the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products.

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Rack sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 47.4% of total revenues for the year ended December 31, 2005.

On September 30, 2004, Penn Octane Corporation (“Penn Octane”) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (“Rio Vista”) and (iii) distributed all of its limited partnership interests (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interest. The remaining 2% interest, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (the “General Partner”), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company’s consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

The Company's principal executive offices are located at 77-530 Enfield Lane, Building D, Palm Desert, California 92211, and its telephone number is (760) 772-9080.

Liquefied Petroleum Gas

Overview. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is a primary energy source for Mexican households. The future need for LPG imports into Mexico is expected to continue for the following reasons: (i) Mexico’s domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue, (ii) there are limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government’s plans to deregulate the LPG industry could generate additional demand for the Company’s LPG supplies from distributors in northeastern Mexico, (iv) the expanding use of propane as an automotive fuel may increase the demand for LPG, and (v) the location of Mexico’s major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, result in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.

The Company competes with other LPG suppliers in the provision of LPG to customers in northeastern Mexico primarily as a result of the Leased Pipeline, the US - Mexico Pipelines, the Company’s supply agreements for LPG and the geographic proximity of its Matamoros Terminal Facility to consumers of LPG in such major cities in Mexico such as Matamoros, Reynosa and Monterrey. The operations of the Matamoros Terminal Facility provide the Company with reduced exposure to logistical inefficiencies and sales limitations of the Brownsville Terminal Facility resulting from trucking delays at the United States-Mexico border crossings or the ability of PMI to provide United States certified trucks or trailers capable of receiving LPG at the Brownsville Terminal Facility. Current alternatives for delivery of LPG exports to northeastern Mexico from the United States are by truck primarily through Eagle Pass and Hidalgo, Texas, which are northwest of Brownsville and rail and LPG delivery systems which are not within the proximity of the Company’s LPG delivery system. The Company believes that the Matamoros Terminal Facility provides PMI with a less costly alternative than other LPG supply centers used by PMI for the importation of LPG to the strategic areas the Company serves.

Recent Trends. Since April 2004, PMI has contracted with the Company for volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - Sales to PMI below. The Company believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

During June 2004, Valero L.P. (“Valero”) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

During 2004, a pipeline operated by El Paso Energy between Corpus Christi, Texas and Hidalgo County, Texas was closed. Historically these facilities had supplied approximately 5.0 million gallons of LPG per month to the Company’s strategic zone. The Company is not aware of any future plans for these facilities.

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc., in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of the Company’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

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

The Company leases the land on which the Brownsville Terminal Facility is located from the Brownsville Navigation District (the “District”) under a lease agreement (the “Brownsville Lease”) that expires on November 30, 2006. The Company has an option to renew for five additional five year terms. Currently, substantially all of the Company’s LPG supply is received by the Leased Pipeline, which flows through pumping and metering equipment located at the Brownsville Terminal Facility and then flows through the US - Mexico Pipelines to the Matamoros Terminal Facility for offloading to trucks. Currently LPG sold by the Company to PMI which is intended to be delivered to the Matamoros Terminal Facility, may be delivered to the Brownsville Terminal Facility in the event that the Matamoros Terminal Facility temporarily cannot be used. The Brownsville Lease contains a pipeline easement to the District’s water dock facility at the Brownsville Ship Channel. The railroad loading facilities are being used by the Company for sales of LPG to other customers and to provide the Company with increased flexibility in managing its LPG supplies.

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

The US - Mexico Pipelines and Matamoros Terminal Facility. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (the “US Pipelines”) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products consisting of motor gasoline and diesel fuel (the “Refined Products”). Penn Octane has requested from the U.S. State Department that the permit be transferred to Rio Vista in connection with the Spin-Off.

On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V., formerly Penn Octane de Mexico, S.A. de C.V. (“PennMex”) (see Mexican Operations), received a permit from the Comision Reguladora de Energia (the “Mexican Energy Commission”) to build and operate one pipeline to transport LPG (the “Mexican Pipeline”) (collectively, the US Pipelines and the Mexican Pipeline are referred to as the “US - Mexico Pipelines”) from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.

The Company’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V., formerly Termatsal, S.A. de C.V. (“Termatsal”) and the Company’s consolidated affiliate Tergas S. de R.L. de C.V., formerly Tergas, S.A. de C.V. (“Tergas”), own all of the assets related to the Mexican portion of the US - Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

US - Mexico Pipelines. The Company’s US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.

The Matamoros Terminal Facility. The Company's Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US - Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and the Company believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system and to the Company’s Brownsville Terminal Facility. The Matamoros Terminal Facility receives its LPG supply directly from the US - Mexico Pipelines which connect to the Leased Pipelines at the Brownsville Terminal Facility.

Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during 2006.

The Leased Pipeline. The Company has a lease agreement (the “Pipeline Lease”) with Seadrift Pipeline Corporation (“Seadrift”), a subsidiary of Dow Hydrocarbons and Resources, Inc. (“Dow”), for the Leased Pipeline. As provided for in the Pipeline Lease, the Company has the right to use the Leased Pipeline solely for the transportation of LPG and refined petroleum products belonging only to the Company and not to any third party.

The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the “Pipeline Lease Amendment”) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the “Effective Date”).

The Company at its own expense, installed a mid-line pump station near Raymondville, Texas which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline’s capacity is estimated to be between 300 million and 360 million gallons per year.

The ECCPL Pipeline. In connection with the Company’s supply agreement with Exxon, through August 2005 the Company was granted access to Exxon’s twelve-inch pipeline which connects from Exxon’s Viola valve station in Nueces County, Texas (near Corpus Christi, Texas) to the inlet of the King Ranch Gas Plant (the “ECCPL”) as well as existing and other potential propane pipeline suppliers which have the ability to access the ECCPL. During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the ECCPL in exchange for a reduction of the minimum pipeline delivery volumes during the period April 1, 2005 through December 31, 2005 by 50%. The Company no longer has access to the ECCPL.

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

LPG Sales to PMI. PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower than historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes (gallons)	Actual Volumes Sold (gallons)

June 2005	3,500,000	3,507,973

July 2005	3,500,000	3,514,516

August 2005	3,500,000	7,381,533

September 2005	5,700,000	10,134,546

October 2005	8,100,000	12,316,061

November 2005	11,700,000	16,143,964

December 2005	11,700,000	17,114,710

January 2006	11,700,000	14,757,646

February 2006	11,700,000	11,940,257

March 2006	8,100,000	11,606,435

The PMI Agreement has expired. The Company has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company’s consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.

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

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land, for $1.6 million. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

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

Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

During July 2001, the Mexican government announced that it would begin to accept applications from Mexican companies for permits to allow for the importation of LPG pursuant to provisions already provided for under existing Mexican law.

In connection with the above, in August 2001, Tergas received a one year permit from the Mexican government to import LPG. During September 2001, the Mexican government decided to delay the implementation of Deregulation and asked Tergas to defer use of the permit and, as a result, the Company did not sell LPG to distributors other than PMI. In March 2002, the Mexican government again announced its intention to issue permits for free importation of LPG into Mexico by distributors and others beginning August 2002, which was again delayed. To date the Mexican government has continued to delay implementation of Deregulation. Tergas’ permit to import LPG expired during August 2002. Tergas intends to obtain a new permit when the Mexican government again begins to accept applications. As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it will have on the Company. However, should Deregulation occur, it is the Company’s intention to sell LPG directly to distributors in Mexico as well as to PMI.

The point of sale for LPG sold to PMI which flows through the US - Mexico Pipelines for delivery to the Matamoros Terminal Facility is the United States - Mexico border. For LPG delivered into Mexico, PMI is the importer of record.

LPG Supply. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the “Exxon Supply Contract”), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (the “Plant”) up to 13.9 million gallons per month blended in accordance with required specifications (the “Plant Commitment”). For the year ended December 31, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.2 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (the “ECCPL”) operational in September 2000. During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the ECCPL in exchange for a reduction of minimum pipeline delivery volumes during the period April 1, 2005 through December 31, 2005 by 50%. The Company no longer has access to the ECCPL.

Effective March 1, 2006, the Exxon Supply Contract was amended to extend through September 30, 2010.

In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company’s facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company’s existing letter of credit facility may not be adequate to meet the letter of credit requirements if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

In order to meet sales volumes in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Agreement.

Competition. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see Recent Trends above). The Company competes with several major oil and gas and trucking companies and other suppliers of LPG for the delivery of LPG into Mexico. In many cases, these companies own or control their LPG supply and have significantly greater financial and human resources than the Company. The Company is aware of several cross border pipelines which are currently operating within the Company’s strategic zone for transportation of LPG and/or refined products.

The Company competes in the supply of LPG on the basis of service, price and volume. As such, LPG providers who own or control their LPG supply may have a competitive advantage over their competitors.

Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products; however, at certain times of the year, trucking companies may reduce their transportation rates charged to levels lower than those charged by the Company. In addition, other suppliers of LPG may reduce their sales prices to encourage additional sales. The Company believes that such reductions are limited in both duration and volumes and that on an annualized basis, the Leased Pipeline and the US - Mexico Pipelines provide a transportation cost advantage over the Company's competitors.

Certain of the Company’s United States LPG operations are subject to regulation by the Texas Railroad Commission, the Federal Energy Regulatory Commission and/or the United States Department of Transportation. The Company believes it is in compliance with all applicable regulations. However, there can be no assurance that these laws will not change in the future, or if such a change were to occur, that the ultimate cost of compliance with such requirements and its effect on the Company’s operations and business prospects would not be significant.

Fuel Sales Business

During June 2004, the Company began operations as a reseller of Fuel Products. The Company sells Fuel Products (the “Fuel Sales Business”) through transactional, bulk and/or rack transactions. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.

The Fuel Products market on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company’s access may provide an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company’s supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products.

The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company’s ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company’s LPG purchase commitments, increases in the costs of LPG and/or the increases in the costs of Fuel Products may reduce the amount of financing available for the Fuel Sales Business.

Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

The Spin-Off

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

LPG Supply Agreement with Rio Vista

Penn Octane entered into a long-term supply agreement (the “LPG Supply Agreement”) with Rio Vista pursuant to which Rio Vista agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline. The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Omnibus Agreement

In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

General Partner Options

Penn Octane’s 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital LLC (“Shore Capital”), an affiliate of Richard Shore, Jr. and Jerome B. Richter of the options to each acquire 25% of the General Partner causing Penn Octane’s ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter each were formerly executives and members of the board of directors of Penn Octane and the board of managers of Rio Vista. The exercise price of the two options total approximately $164,000.

Rio Vista’s Guarantees

Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with RZB Credit Facility and other debt of the Company. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

Tax Guarantee. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Environmental and Other Regulations

The operations of the Company including its Mexico operations are subject to certain federal, state and local laws and regulations relating to the protection of the environment, and future regulations may impose additional requirements. Although the Company believes that its operations are in compliance with applicable environmental laws and regulations, because the requirements imposed by environmental laws and regulations are frequently changed, the Company is unable to predict with certainty the ultimate cost of compliance with such requirements and its effect on the Company’s operations and business prospects.

Employees

As of December 31, 2005, the Company had 30 employees, including three in finance, six in sales, seven in administration and 14 in production. The Company retains subcontractors and two full time consultants in connection with its Mexico related operations.

The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.

Financial Information About Geographic Areas

Property, plant and equipment, net of accumulated depreciation, located in the U.S. and Mexico were as follows for the fiscal years ended July 31, 2003 and 2004, the transition period August 1, 2004 to December 31, 2004 and the fiscal year ended December 31, 2005:

	Year Ended July 31, 2003	Year Ended July 31, 2004	Transition period August 1, 2004 - December 31, 2004	Year Ended December 31, 2005

U.S.	$11,250,443	$10,527,530	$10,233,389	$9,656,149
Mexico	6,427,387	5,870,750	5,745,793	5,327,098
Total	$17,677,830	$16,398,280	$15,979,182	$14,983,247

Item 1A.	Risk Factors.

Business Factors. Beginning with the expiration of the LPG sales contract with PMI effective March 31, 2004 and continuing through the contract entered into with PMI effective June 4, 2005 (the “PMI Agreement”), the Company has experienced materially lower LPG sales volumes and margins that have adversely affected the Company’s results of operations. Penn Octane has one major customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company commenced its Fuel Sales Business in June 2004. The PMI Agreement has expired. There is no assurance that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable. There are a limited number of suppliers of LPG that connect to the Company’s pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company’s Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company’s assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at the Company’s transportation, terminal and distribution facilities were interrupted. The Company’s business would also be adversely affected if the operations of the Company’s customers or suppliers were interrupted.

Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industrial and individual consumers. The Company competes with other companies in the sale or purchase of LPG and Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company’s competitive position, particularly given the commodity nature of its products, is its ability to manage its expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect the Company’s operations. The Company may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring the Company to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. If deregulation occurs, the results may hinder the Company’s ability to negotiate acceptable contracts with distributors. The Company’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

Political Factors. The operations and earnings of the Company in the US and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of the Company’s facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the Company vary greatly and are not predictable.

Industry and Economic Factors. The operations and earnings of the Company throughout the US and Mexico are affected by local, regional and global events or conditions that affect supply and demand for the Company’s products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.

Acquisition Factors. In addition to the factors cited above, the advancement, cost and results of particular projects sought by the Company, including projects which do not specifically fall within the areas of the Company’s current lines of businesses will depend on: the outcome of negotiations for such projects; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

NASDAQ Listing. On May 25, 2005, Penn Octane received written notification from The Nasdaq Stock Market’s Listing Qualification Department stating that, for the last 30 consecutive business days, the bid price of Penn Octane’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Bid Price Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), Penn Octane was granted 180 calendar days, until November 21, 2005, to regain compliance. Had at any time before November 21, 2005, the bid price of Penn Octane’s common stock closed at $1.00 per share or more for a minimum of 10 consecutive trading days, Penn Octane would have regained compliance with the Bid Price Rule. The bid price of Penn Octane’s common stock did not close at or above $1.00 from May 25, 2005 through November 21, 2005.

Because Penn Octane met the NASDAQ Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement in November 2005, Penn Octane was granted an additional 180 calendar day extension to regain compliance with the Bid Price Rule. If Penn Octane does not meet the Bid Price Rule by May 20, 2006, Penn Octane’s common stock will be delisted.

In addition, as a result of the LPG Asset Sale, NASDAQ may review whether or not Penn Octane has sufficient continuing operations immediately following the LPG Asset Sale to avoid being deemed a “shell company.” If NASDAQ determines that Penn Octane has insufficient operations, NASDAQ could take steps to delist Penn Octane based on NASDAQ’s discretionary authority over listed companies. The Company believes that Penn Octane would not be deemed a “shell company” because of its continued operations (including the fuel sales business) following the LPG Asset Sale, unless Penn Octane also sold all or a substantial part of those continued operations.

LPG Asset Sale. There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

If Penn Octane is delisted from the NASDAQ Capital Market, Penn Octane will continue to file all required reports with the Securities and Exchange Commission and intends to seek quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Delisting by NASDAQ may result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock, and Penn Octane’s unit price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Market Risk Factors. See “Notes to Consolidated Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.

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

Projections. Projections, estimates and descriptions of the Company’s plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 1B.	Unresolved Staff Comments

Inapplicable.

Item 2.	Properties.

As of December 31, 2005, the Company owned, leased or had access to the following facilities:

Location	Type of Facility	Approximate Size	Lease, Own or Access(2)

Brownsville, Texas	Pipeline interconnection and railcar and truck loading facilities, LPG storage facilities, on-site administrative offices	16,071 bbls of storage	Owned(1)(6)

	Land	31 acres	Leased(1)

Brownsville, Texas	Brownsville Terminal Facility building	19,200 square feet	Owned(1)(6)

Extending from Kleberg County, Texas to Cameron County, Texas	Seadrift Pipeline	132 miles	Leased(3)

Markham, Texas	Salt Dome Storage	500,000 bbls of storage	Access(3)

Markham, Texas to King	Seadrift Pipeline
Ranch Plant		155 mile pipeline	Access(3)

Extending from Brownsville, Texas to Matamoros, Mexico	US-Mexico Pipelines, associated land rights of way	23 miles	Owned Access(7)

Matamoros, Mexico	Pipeline interconnection, LPG truck loading facilities, LPG storage facilities, on-site administration office and the land	35 acres	Owned

Brownsville, Texas	Pipeline interconnection, Refined Products storage tanks	300,000 bbls of storage	Owned(5) (6)

	Land	12 acres	Leased(5)

Palm Desert, California	Penn Octane Corporation Headquarters	1,700 square feet	Leased(4)

Houston, Texas	Rio Vista Headquarters	1,700 square feet	Leased(8)
_____________
(1)	The Company's lease with respect to the Brownsville Terminal Facility expires on November 30, 2006.
(2)	The Company’s assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).
(3)	The Company's lease with Seadrift expires December 31, 2013.
(4)	The Company's lease with respect to its headquarters offices expires October 31, 2006. The monthly lease payments approximate $2,000 a month.
(5)	The Company’s lease with respect to the Tank Farm expires in November 30, 2006.
(6)	The facilities can be removed upon termination of the lease.
(7)	The Company’s right to use land for its pipelines.
(8)
Rio Vista’s lease with respect to its headquarters’ office expired March 31, 2006. Rio Vista is currently negotiating a renewal of the lease and expects the monthly lease payments to approximate $2,700 a month.

For information concerning the Company's operating lease commitments, see note N to the consolidated financial statements.

Item 3.	Legal Proceedings.

Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 28, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005 in a case captioned Rio Vista Operating Parntership L.P. vs. J. Guarjardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The $100,000 was deposited into the Registry of the Court on November 17, 2006. The Company is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1.8 million. The Company believes that the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affects its consolidated financial results.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held at The Hyatt Regency Huntington Beach, 21500 Pacific Coast Highway, Huntington Beach, California, 92648 on August 31, 2005. The record date for the Meeting was August 12, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s two proposals, and all of the nominees for election as director were elected. The results of the voting by the stockholders for each proposal are presented below.

Proposal #1	Election of Directors

Name of Director Elected	Votes For	Votes Withheld
Stewart J. Paperin	7,860,313	23,450
Harvey L. Benenson	7,818,666	65,097
Emmett M. Murphy	7,809,441	74,322

Proposal #2   Ratification of the appointment of Burton McCumber & Cortez, L.L.P. as the independent auditors of the Company and its subsidiaries for the transition period from August 1, 2004 to December 31, 2004 and the fiscal year ending December 31, 2005.

For	Against	Abstain
7,880,913	2,850	-

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Penn Octane’s common stock began trading on the Nasdaq Capital Market under the symbol “POCC” in December 1995.

The following table sets forth the reported high ask and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH

Fiscal Year Ended July 31, 2004:
First Quarter	$2.53	$3.45
Second Quarter	2.10	3.00
Third Quarter	2.07	2.64
Fourth Quarter	1.70	2.42

Transition Period August 1, 2004 - December 31, 2004	$0.80	$2.34

Fiscal Year Ended December 31, 2005:
First Quarter	$0.87	$1.93
Second Quarter	0.35	1.33
Third Quarter	0.35	0.79
Fourth Quarter	0.33	0.65

On March 8, 2006, the closing bid price of the common stock as reported on the Nasdaq Capital Market was $.72 per share. On March 8, 2006, Penn Octane had 15,522,745 shares of common stock outstanding and approximately 194 holders of record of the common stock.

On September 30, 2004, Penn Octane made a distribution to all holders of Penn Octane’s common stock on that date of 100% of its limited partnership interests of Rio Vista at a rate of 1 unit for each 8 shares of common stock held. Penn Octane has not paid any common stock dividends to stockholders and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations.

Recent Sales of Unregistered Securities

In connection with the Penn Octane board plan, during August 2002 the board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $1.14 per share to outside directors. Based on the provisions of APB25, no compensation expense was recorded for these warrants.

In connection with the Penn Octane board plan, during November 2002 the board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $0.84 per share to an outside director. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

During March 2003, warrants to purchase 250,000 shares of common stock of Penn Octane were exercised by a certain holder of the warrants and new warrants, through reductions of debt obligations.

During March 2003, a holder of the extending noteholders’ notes agreed to acquire 161,392 shares of common stock of Penn Octane at a price of $2.50 per share. The purchase price was paid through the cancellation of outstanding debt and accrued interest owed to the holder totaling $403,480.

In connection with the Penn Octane board plan, during August 2003 the board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $1.19 and $1.21 per share to outside directors. The warrants expire in August 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

During September and October 2003, warrants to purchase 32,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $80,625.

During August 2003, the Company issued 21,818 shares of common stock of Penn Octane to Jorge Bracamontes, a former officer and director of the Company as severance compensation. In connection with the issuance of the shares, the Company recorded an expense of approximately $75,000 based on the market value of the stock issued.

During October 2003, cashless warrants to purchase 103,685 shares of common stock of Penn Octane were exercised. The exercise price of the warrants was $2.50 per share and the market price of Penn Octane’s common stock on the date of exercise was $3.01 per share, resulting in the net issuance of 17,568 shares of common stock of Penn octane. The Company had previously expensed the cost associated with the warrants when the warrants were originally granted.

In connection with the Penn Octane board plan, during November 2003 the board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $0.96 per share to an outside director. The warrants expire in November 2008. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

During November 2003, warrants to purchase 16,625 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $41,563.

In connection with the restructuring of certain debt obligations (see Note I to the consolidated financial statements), during January 2004 the Company issued warrants to purchase 37,500 shares of common stock of Penn Octane at an exercise price of $2.50 per share, exercisable until December 15, 2008.

In connection with the Penn Octane board plan, during August 2004 the board granted warrants to purchase 20,000 shares of common stock of Penn Octane at exercise prices, as adjusted for the Spin-Off, of $0.72 and $0.71 per share to outside directors. The warrants expire in August 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants are exercisable beginning on October 1, 2004 and expire on July 10, 2006.

In connection with the Penn Octane board plan, during November 2004, the board granted warrants to purchase 10,000 shares of common stock of Penn Octane at exercise prices of $1.30 per share to an outside director. The warrants expire in November 2009. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

During December 2004, warrants to purchase a total of 31,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $28,750.

During February 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.

During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1.0 million shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Capital Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

Equity Compensation Plans

The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3) (per share)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,918,737	$ 1.33	495,000(1)

Equity compensation plans not approved by security holders(2)	288,750	$ 0.92	-

Total	2,207,487	$ 1.28	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.
(2)	Penn Octane was not required to obtain shareholder approval for these securities.
(3)	Where applicable, exercise prices adjusted for the Spin-Off.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for each of the years in the four-year period ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per-share data.

	Year Ended July 31,				Transition Period August 1, 2004 through December 31,	Year Ended December 31,
	2001	2002	2003	2004	2004	2005
Revenues	$150,700	$142,156	$162,490	$177,664	$108,253	$260,314
Income (loss) from continuing operations	(8,094)	4,123	1,958	1,798	(1,240)	(2,033)
Net income (loss)	(8,094)	4,123	1,958	1,798	(1,240)	(2,033)
Income (loss) from continuing operations per common share	(.57)	.28	.13	.12	(.08)	(.13)
Net income (loss) per common share	(.57)	.28	.13	.12	(.08)	(.13)
Total assets	40,070	30,155	27,838	31,577	35,009	36,757
Long-term obligations	3,274	612	60	1,729	56	10

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (“PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1.3 million (the “TransMontaigne Note”) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1.3 million is repaid to TransMontaigne, if ever, the lease payments will ceases and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes collectively, (the “Notes”) plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue transactions intended to enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

If the LPG Asset Sale is completed, Rio Vista intends to use the proceeds to fund working capital requirements and to pursue transactions intended to enhance unitholder value.

Overview

The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico and the resell of Fuel Products. To the extent that Penn Octane purchases quantities of LPG under its supply contracts in excess of LPG sold to PMI, the Company sells the excess LPG to U.S. and other customers.

During the year ended December 31, 2005, the Company derived 46.4% of its total revenues and 88.2% of LPG revenues from sales of LPG to PMI, its primary customer.

The Company provides LPG products and services through a combination of fixed-margin and fixed-price LPG contracts. Costs included in cost of goods sold, other than the purchase price of LPG, may affect actual profits from sales, including costs relating to transportation, storage, leases and maintenance. Mismatches in volumes of LPG purchased from suppliers and volumes sold to PMI or others could result in gains during periods of rising LPG prices or losses during periods of declining LPG prices as a result of holding inventories or disposing of excess inventories.

During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $123.4 million for the year ended December 31, 2005 which represents approximately 47.4% of total revenues.

On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest, which is the general partner interest, is owned and controlled by the General Partner. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company’s unaudited consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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

LPG Sales

The following table shows the Company's volume sold in gallons and average sales price for LPG for the fiscal years ended July 31, 2003, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005.

	Year Ended July 31, 2003	Year Ended July 31, 2004	Transition period August 1, 2004 - December 31, 2004	Year Ended December 31, 2005

Volume Sold

LPG (millions of gallons) - PMI	211.1	197.9	61.5	119.3
LPG (millions of gallons) - Other	56.4	49.6	21.2	19.9
	267.5	247.5	82.7	139.2
Average sales price

LPG (per gallon) - PMI	$0.63	$0.72	$0.93	$1.01
LPG (per gallon) - Other	0.52	0.62	0.82	0.81

Recent Trends. Since April 2004, PMI has contracted with the Company for volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years, and beginning in April 2005 margins have been significantly lower than historical levels. See Liquidity and Capital Resources - Sales to PMI below. The Company believes that the reduction of volume commitments and margins for April 2004 through March 2006 is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in 2006. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

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

During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc. in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of the Company’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from the Company for an approximate 21.67 acre portion of the pipeline. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.

Fuel Sales Business

The following table shows the Company's volume sold and delivered in gallons and average sales price for Fuel Products for the years ended July 31, 2003 and 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005;

	Year Ended July 31,2003*	Year Ended July 31, 2004*	Transition period August 1, 2004 - December 31, 2004	Year Ended December 31, 2005

Volume Sold
Fuel Products (millions of gallons)	-	14.6	23.4	68.7
Average sales price
Fuel Products (per gallon)	$-	$1.35	$1.43	$1.80

* Fuel Sales Business operations commenced in June 2004.

Results of Operations

The following summarizes the gross profit among the Company’s LPG and Fuel Sales Business for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005. During the year ended July 31, 2003 all gross profit was derived from LPG. All amounts are in thousands.

For the year ended July 31, 2004
	LPG	Fuel Sales		Total

Revenues	$172,559		$5,105	$177,664

Cost of goods sold	162,922		5,138	168,060

Gross profit (loss)	$9,637	$	(33)	$9,604

For the transition period August 1, 2004 through December 31, 2004
	LPG	Fuel Sales	Total

Revenues	$74,778	$33,475	$108,253

Cost of goods sold	72,099	33,475	105,574

Gross profit	$2,679	$-	$2,679

For the year ended December 31, 2005
	LPG	Fuel Sales	Total

Revenues	$136,895	$123,419	$260,314

Cost of goods sold	134,682	120,211	254,893

Gross profit	$2,213	$3,208	$5,421

Year Ended December 31, 2005 Compared with Year Ended July 31, 2004

The following discussion compares the results of operations for the year ended December 31, 2005 compared to the year ended July 31, 2004, the latest preceding fiscal year prior to the Company’s change in fiscal year-end from July 31 to December 31.

Revenues. Revenues for the year ended December 31, 2005, were $260.3 million compared with $177.7 million for the year ended July 31, 2004, an increase of $82.7 million or 46.5%. Of this increase, $118.3 million was attributable to increases in revenues generated from the Company’s Fuel Sales Business during the year ended December 31, 2005 compared to the year ended July 31, 2004, primarily the result of increases in fuel sales prices and volumes (the Company commenced operations of the Fuel Sales Business in June 2004), $58.4 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended December 31, 2005 and $9.7 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the year ended December 31, 2005, partially offset by $79.5 million attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2005 and $24.2 million was attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2005.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $254.9 million compared with $168.1 million for the year ended July 31, 2004, an increase of $86.8 million or 51.7%. Of this increase, $114.2 million was attributable to increases in costs of goods sold arising from the Company’s Fuel Sales Business during the year ended December 31, 2005 compared to the year ended July 31, 2004, primarily the result of increases in fuel costs and volumes purchased (the Company commenced operations of the Fuel Sales Business in June 2004), $61.4 million was attributable to increases in the cost of LPG sold to PMI during the year ended December 31, 2005, $11.4 million was attributable to increased costs of LPG sold to customers other than PMI during the year ended December 31, 2005 and $814,529 principally the result of other direct costs associated with the Fuel Sale Business during the year ended December 31, 2005, partially offset by $74.1 million attributable to decreased volume of LPG sold to PMI during the year ended December 31, 2005, $26.1 million was attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2005 and $810,573 was attributable to reduced transportation costs associated with the LPG business as a result of reduced volumes sold.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.5 million for the year ended December 31, 2005, compared with $5.8 million for the year ended July 31, 2004, an increase of $1.7 million or 29.4%. The increase during the year ended December 31, 2005 was principally due to an increase in the discount of a note receivable from a former officer of $1.0 million, increases in professional fees primarily associated with the LPG Asset Sale, additional public company expenses and professional fees related to Rio Vista and increased payroll related costs associated with the Fuel Sales Business, partially offset by reduced professional fees, expenses and taxes associated with the Spin-off.

Loss on sale of assets and assets impairment charge. During fiscal 2004, the Company recorded a loss on the sale of assets of $500,000 and the Company recorded an asset impairment charge of $324,041.

Other income (expense). Other income was $121,467 for the year ended December 31, 2005, compared with other expense of $1.2 million for the year ended July 31, 2004. The decrease in other expense was due primarily to minority interest in the losses of Rio Vista of $2.1 million, $210,000 from the cancellation of a contract and $210,270 of reduced interest costs related to the purchase of LPG, partially offset by increased interest costs associated with the Fuel Sales Business of $333,576, $377,775 of interest costs associated with the amortization of loan discounts and reduced interest income of $34,602 during the year ended December 31, 2005.

Income tax. The Company calculated income taxes of $56,583 during the year ended December 31, 2005. Income taxes consisted of alternative minimum tax of $14,734, state income tax expense of $6,360 and Mexican income tax expense of $35,489 during the year ended December 31, 2005.

Five Months Ended December 31, 2004 Compared With Five Months Ended December 31, 2003

Revenues. Revenues for the five months ended December 31, 2004, were $108.3 million compared with $69.3 million for the five months ended December 31, 2003, an increase of $38.9 million or 56.1%. Of this increase, $33.5 million was attributable to new revenues generated from the Company’s Fuel Sales Business which commenced during the year ended July 31, 2004, $24.0 million was attributable to increases in average sales prices of LPG sold to PMI during the five months ended December 31, 2004, $5.7 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $413,982 was attributable to increased volumes of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $24.7 million attributable to decreased volumes of LPG sold to PMI during the five months ended December 31, 2004.

Cost of goods sold. Cost of goods sold for the five months ended December 31, 2004 was $105.6 million compared with $65.2 million for the five months ended December 31, 2003, an increase of $40.4 million or 62.0%. Of this increase, $33.1 million was attributable to new costs of goods sold arising from the Company’s Fuel Sales Business which commenced operations during the year ended July 31, 2004, $23.3 million was attributable to increases in the cost of LPG sold to PMI during the five months ended December 31, 2004, $6.1 million was attributable to increased costs of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $435,560 was attributable to increased volume of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $22.4 million attributable to decreased volume of LPG sold to PMI during the five months ended December 31, 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.1 million for the five months ended December 31, 2004 compared with $2.5 million for the five months ended December 31, 2003, an increase of $582,938 or 23.0%. The increase during the five months ended December 31, 2004, was principally due to increases in salary and payroll related fees of $552,953, including $384,574 of non-cash fees associated with the issuance of warrants and options, other taxes associated with the Mexican subsidiaries and tax advisory costs associated with Rio Vista, partially offset by reduced professional fees associated with the Spin-Off.

Loss on sale of assets. During the five months ended December 31, 2003, the Company recorded a loss on the sale of assets of $500,000.

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

Income tax. Due to the availability of net operating loss carryforwards (approximately $2.1 million at December 31, 2004), the Company did not incur U.S. income tax expense during the five months ended December 31, 2004. The taxable income associated with the Spin-Off was included in the Company’s December 31, 2004 calculation of U.S. income tax expense. The Company calculated an alternative minimum income tax expense of $65,628 during the five months ended December 31, 2004. The Company has a credit available against any future U.S. tax liabilities to the extent of prior alternative minimum taxes paid ($154,653 at December 31, 2004). The Company also incurred state income tax expense related to the Spin-Off of $179,053, which was partially offset by a state income tax benefit of $42,079 that resulted from a loss from operations. The Company also incurred Mexican income tax expense of $22,193 during the five months ended December 31, 2004.

Year Ended July 31, 2004 Compared with the Year Ended July 31, 2003

Revenues. Revenues for the year ended July 31, 2004, were $177.7 million compared with $162.5 million for the year ended July 31, 2003, an increase of $15.2 million or 9.3%. Of this increase, $18.5 million was attributable to increases in average sales prices of LPG sold to PMI during the year ended July 31, 2004, $5.5 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the year ended July 31, 2004 and $5.1 million was attributable to new revenues generated for the Company’s Fuel Sales Business which commenced during the fiscal 2004, partially offset by $9.5 million attributable to decreased volumes of LPG sold to PMI during the year ended July 31, 2004 and $4.2 million attributable to decreased volumes of LPG sold to customers other than PMI during the year ended July 31, 2004.

Cost of goods sold. Cost of goods sold for the year ended July 31, 2004 was $168.1 million compared with $152.4 million for the year ended July 31, 2003, an increase of $15.7 million or 10.3%. Of this increase, $16.8 million was attributable to increases in the cost of LPG sold to PMI during the year ended July 31, 2004, $6.3 million was attributable to increased costs of LPG sold to customers other than PMI during the year ended July 31, 2004 and $5.0 million was attributable to new costs of goods sold arising from the Company’s Fuel Sales Business which commenced operations during fiscal 2004, partially offset by $4.4 million attributable to decreased volume of LPG sold to customers other than PMI during the year ended July 31, 2004 and $8.3 million attributable to decreased volume of LPG sold to PMI during the year ended July 31, 2004.

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

Loss on sale of assets and assets impairment charge. During fiscal 2004, the Company recorded a loss on the sale of assets of $500,000 and the Company recorded an asset impairment charge of $324,041.

Other income (expense). Other income (expense) was $(1.2) million for the year ended July 31, 2004, compared with $(1.8) million for the year ended July 31, 2003. The decrease in other expense was due primarily to reduced interest costs resulting from reduced debt, decreased amortization of discounts on outstanding debt incurred, reduction in the settlement of litigation costs and $210,000 of other income related to the cancellation of a contract during the year ended July 31, 2004.

Income tax. Due to the availability of net operating loss carryforwards (approximately $4.7 million at July 31, 2004), the Company did not incur U.S. income tax expense during the year ended July 31, 2004. However, the Company did incur alternative minimum income tax expense of $53,084 during the year ended July 31, 2004. The Company also recorded $56,076 of Mexican income tax benefits related to its Mexican subsidiaries. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company has a credit available against any future U.S. tax liabilities to the extent of prior alternative minimum taxes paid ($114,103 at July, 31, 2004).

Liquidity and Capital Resources

General. The Company has a loss from operations for the year ended December 31, 2005, has had an accumulated deficit since its inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1.1 million have not been paid or extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the consolidated financial statements). The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. The Company expects its gross profit from operations for the period January 1, 2006 through March 31, 2006, based on the minimum volumes and the margins provided for in the PMI Agreement, to provide sufficient cash flow for the Company to pay its normal operating expenses through March 31, 2006, assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Notes, the TransMontaigne Note and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. Subsequent to March 31, 2006, Company’s gross profits on sales may be insufficient to pay its operating expenses, if (i) the LPG Asset Sale has not closed and/or (ii) the Company cannot sell LPG to PMI or other customers at adequate margins and volumes and/or (iii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iv) the Company cannot sufficiently reduce its other expenses, and/or (v) the Company’s Fuel Sales Business is not sufficiently successful.

The Company’s cash flow has been reduced compared to historical levels, as a result of materially lower volumes and materially reduced margins on sales to PMI. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages in distributions or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be unable to resume distributions to its unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

Although Rio Vista is not required to do so, if Penn Octane is unable to pay its obligations when they become due, Rio Vista may lend the necessary funds to Penn Octane. Conversely, if Rio Vista does not have the funds necessary to pay its obligations and to make its distributions, to the extent that Penn Octane has sufficient cash to do so, it may (but is not required to) lend such amounts to Rio Vista.

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

Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received Rio Vista’s common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista common units received by each stockholder.

The following summary table reflects comparative cash flows for the year ended July 31, 2003, the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and year ended December 31, 2005. All information is in thousands.

	Year ended July 31, 2003		Year ended July 31, 2004	Transition Period from August 1, 2004 through December 31, 2004		Year ended December 31, 2005
Net cash (used) in operating activities		$4,601	$850		$324		$964
Net cash (used in) provided by investing activities		(32)	191		(15)		(1)
Net cash provided by financing activities		(4,628)	(728)		(318)		(1,038)
Net increase (decrease) in cash	$	(59)	$313	$	(9)	$	(75)

Sales to PMI. PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May of 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower than historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes (gallons)	Actual Volumes Sold (gallons)

June 2005	3,500,000	3,507,973

July 2005	3,500,000	3,514,516

August 2005	3,500,000	7,381,533

September 2005	5,700,000	10,134,546

October 2005	8,100,000	12,316,061

November 2005	11,700,000	16,143,964

December 2005	11,700,000	17,114,710

January 2006	11,700,000	14,757,646

February 2006	11,700,000	11,940,257

March 2006	8,100,000	11,606,435

The PMI Agreement has expired. The Company has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI totaled approximately $120.7 million for the year ended December 31, 2005, representing approximately 46.4% of total revenues for the period.

LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the “Exxon Supply Contract”), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (the “Plant”) up to 13,900,000 gallons per month blended in accordance with required specifications (the “Plant Commitment”). For the year ended December 31, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.2 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the ECCPL in exchange for a reduction of minimum pipeline delivery volumes during the period April 1, 2005 through December 31, 2005 by 50% which results in a reduction of fees of $583,000. The total pipeline delivery fees during the period April 1, 2005 through December 31, 2005 after the reduction noted above were $583,000 which are to be paid over a 48 month period beginning January 1, 2006. Such fees have been accrued through December 31, 2005. The Company no longer has access to the ECCPL.

Effective March 1, 2006, the Exxon Supply Contract was amended to extend through September 30, 2010.

In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company’s facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company’s existing letter of credit facility may not be adequate to meet the letter of credit requirements if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

In order to meet future sales volumes in excess of LPG provided under the Exxon Supply Contract, the Company will enter into monthly arrangements with other LPG suppliers. The costs of such LPG supplies may vary but are expected to be less than amounts received under the PMI Agreement.

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

The Fuel Products market on the west coast of the United States is characterized by limited pipeline and terminal space to move sufficient Fuel Products to locations where demand for Fuel Products exists. The Company has the ability to access to certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products. The markets where the Company has targeted its products are generally in areas where the Fuel Products are difficult to deliver due to the infrastructure limitations and accordingly, the Company’s access may provide an advantage over other potential competitors who may not have access to these pipelines or terminals. In addition, the Company’s supply contracts provide it with greater flexibility to manage changes in the prices of the Fuel Products. The Company believes it has an advantage over other competitors based on its favorable supply contracts and existing access to certain pipelines and terminals.

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 47.4% of total revenues for the year ended December 31, 2005.

Fuel Sales totaled $123.4 million and cost of fuel and other direct operating expenses totaled $120.2 during the year ended December 31, 2005. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.

The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company’s ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Based on the Company’s commitments under the Exxon Supply Contract, increases in the costs of LPG and/or the increases in the costs of Fuel Products may reduce the amount of financing available for the Fuel Sales Business.

Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

Credit Arrangements. As of December 31, 2005, Penn Octane had a $20.0 million credit facility with RZB Finance, LLC (“RZB”) for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.00% at December 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

Jerome B. Richter, former Chief Executive Officer of the Company, had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at December 31, 2005 totaled approximately $18.9 million of which approximately $14.4 million represents December 2005 purchases and approximately $4.5 million represents January 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the “Assets”) are required to be in excess of borrowings and commitments (including restricted cash of approximately $5.2 million at December 31, 2005). At December 31, 2005, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the “Bonds”) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2005, such taxes in the amount of approximately $427,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $467,000 which is included in restricted cash in the Company’s balance sheet at December 31, 2005.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $732,718, $832,787, $413,808 and $943,419 for the year ended July 31, 2003, for the year ended July 31 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005, respectively.

The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of December 31, 2005. Where applicable, LPG prices are based on the December 31, 2005 monthly average as published by Oil Price Information Service.

	Payments due by Period (Amounts in Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt Obligations and Note Payable	$3.0	$3.0	$-	$-	$-
Operating Leases	7.9	1.1	2.0	1.9	2.9
LPG Purchase Obligations	654.8	163.8	327.6	163.4	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$665.7	$167.9	$329.6	$165.3	$2.9

	Amount of Commitment Expiration Per Period (Amounts in Millions)
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Lines of Credit	$.6	$.6	$-	$-	$-
Standby Letters of Credit	18.9	18.9	-	-	-
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$19.5	$19.5	$-	$-	$-

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

In addition to its 2% general partner interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

Rio Vista’s ability to make distributions will continue to be impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

The following is a reconciliation of Rio Vista’s consolidated net income to distributable cash flow for the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.

	Three Months Ended
	March 31, 2005	June 30, 2005		September 30, 2005		December 31, 2005

Net income (loss)	$173,000	$	(728,000)	$	(1,074,000)	$	(532,000)
Plus interest and LPG financing expense and taxes, net	119,000		179,000		234,000		239,000
Plus depreciation and amortization	205,000		205,000		216,000		227,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	497,000		(344,000)		(624,000)		(66,000)
Plus other non-cash expenses	-		(24,000)		-		-
Less cash interest, LPG financing expense and taxes, net	(61,000)		(64,000)		(81,000)		(143,000)
Distributable cash flow (deficit)	436,000		(432,000)		(705,000)		(209,000)
Distributable cash flow (deficit) applicable to general partner	(9,000)		8,000		14,000		4,000
Distributable cash flow (deficit) applicable to limited partners	$427,000	$	(424,000)	$	(691,000)	$	(205,000)

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

Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

Litigation. Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The $100,000 was deposited into the Registry of the Court on November 17, 2006. The Company is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1.8 million. The Company believes that the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affects its consolidated financial results.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (“Fees”) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note Q to the consolidated financial statements).

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Pipeline Lease. The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (the “Pipeline Lease Amendment”) entered into between the Company and Seadrift on May 21, 1997, which became effective on January 1, 1999 (the “Effective Date”). Pursuant to the Pipeline Lease Amendment, the Company’s fixed annual rent for the use of the Leased Pipeline is $1.0 million. The Company is also required to pay for a minimum volume of storage. However due to limitations of Seadrift’s storage facility, the Company has not incurred such charges since January 2004. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized.

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

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company’s consolidated Mexican affiliate, Tergas, has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.

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

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land, for $1.6 million. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

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

Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). The Company or its consolidated affiliate expect to sell LPG directly to independent Mexican distributors as well as PMI upon Deregulation. The Company anticipates that the independent Mexican distributors will be required to obtain authorization from the Mexican government for the importation of LPG upon Deregulation prior to entering into contracts with the Company.

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

Private Placements and Other Transactions. On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., former President of the Company, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants expire on July 10, 2006. During February 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.

During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.

Board Compensation Plan

During the meeting of the Penn Octane board of directors (the “Board”) held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the “Plan”). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane and are to be granted warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director. Such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are based on the average trading price of Penn Octane’s common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

In connection with the Plan, during the year ended July 31, 2004 and the transition period August 1, 2004 through December 31, 2004, the Board granted warrants to purchase 30,000 shares and 20,000 shares, respectively of common stock of Penn Octane at exercise prices equal to or greater than the reported trading price at the date of issuance per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

The Plan was terminated in March 2005 in connection with warrants granted to Directors and others under the 2001 Warrant Plan.

Penn Octane 2001 Warrant Plan

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1.0 million shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Capital Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Restructured Notes and $280,000 Notes.

The Restructured Notes and the $280,000 Notes (collectively the “Notes”) have a face value of $1.8 million, bear interest at an annual rate of 16.5%) and were due December 15, 2005, are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter has also pledged 2.0 million shares of common stock of Penn Octane owned by Mr. Richter including 1.0 million shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him, which units have not yet been provided by Mr. Richter.

On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (the “Deferred Interest”). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver the 250,000 Common Units of Rio Vista owned by him (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D to the consolidated financial statements). The 250,000 Common Units of Rio Vista owned by Mr. Richter have not yet been delivered.

The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171 to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.

During February 2006, the Company repaid $500,021 to certain holders of the Notes representing $488,250 of principal and related penalties and $11,771 of accrued interest.

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

The Company issued 90,250 warrants to purchase Rio Vista units to the holders of the Notes and 20,000 warrants to purchase Rio Vista units to Philadelphia Brokerage Corporation (see note I to the consolidated financial statements). The calculated exercise price per warrant to purchase a Rio Vista common unit is $5.00.

On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Capital Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Capital Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

The Spin-Off.

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

LPG Supply Agreement with Rio Vista. Penn Octane entered into a long-term supply agreement (the “LPG Supply Agreement”) with Rio Vista pursuant to which Rio Vista agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane cease to have the right to access the Leased Pipeline. The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Omnibus Agreement. In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

General Partner Options

Penn Octane’s 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital and Mr. Richter of the options to each acquire 25% of the General Partner causing Penn Octane’s ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter each were formerly executives and members of the board of directors of Penn Octane and the board of managers of Rio Vista. The exercise price of the two options total approximately $164,000.

Rio Vista’s Guarantees

Debt Guarantee.  Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with the RZB Credit Facility and other debt of the Company. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

Tax Guarantee. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Realization of Assets. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the year ended December 31, 2005, has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1.1 million have not been paid or extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the consolidated financial statements). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The PMI Agreement expired on March 31, 2006 and has not yet been renewed or extended. The Company expect its gross profit from operations for the period January 1, 2006 through March 31, 2006, based on the minimum volumes and the margins provided for in the PMI Agreement, to provide sufficient cash flow for the Company to pay its normal operating expenses through March 31, 2006, assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Notes, the TransMontaigne Note and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. Subsequent to March 31, 2006, the Company’s gross profits on sales may be insufficient to pay its operating expenses, if (i) the LPG Asset Sale has not closed and/or (ii) the Company cannot sell LPG to PMI or other customers at adequate margins and volumes and/or (iii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iv) the Company cannot sufficiently reduce its other expenses, and/or (v) the Company’s Fuel Sales Business is not sufficiently successful.

The Company’s cash flow has been reduced compared to historical levels as a result of materially lower volumes and materially reduced margins on sales to PMI. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages in distributions or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be unable to resume distributions to its unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon either (1) closing of the LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at adequate average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Since the LPG Asset Sale has not closed, management (i) has continued to negotiate with PMI for continued sales of LPG at adequate volumes and margins, continued to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) is seeking to maintain the amount of financing for its products and operations and (iii) is seeking to reduce supply costs and operating expenses. In the event that the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

Impact of Inflation

Inflation in the United States and Mexico has been relatively low in recent years and did not have a material impact on the consolidated financial statements of the Company. However, inflation remains a factor in the United States and the Mexican economies and could increase the Company’s cost to acquire or replace property, plant and equipment as well as our labor and supply costs.

The Company may be adversely impacted as a result of increases in LPG prices and Fuel Products prices, which are related to oil and natural gas prices, because of limits on the RZB Credit Facility.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has determined that SFAS 154 will not have a material impact on their consolidated results of operations, financial position or cash flows.

In February 2006, the FASB issued FASB Staff Position 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. Since the Company does do not currently issue stock awards that allow for cash settlement, the adoption of FSP 123(R)-4 is not expected to have a significant effect on its reported financial position.

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides implementation guidance for SFAS No. 123R and specifies the interaction between SFAS No. 123R and certain SEC rules and regulations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on its 2005 consolidated financial statements, and the Company does not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Critical Accounting Policies

The consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, “Summary of Significant Accounting Policies”. The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.

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

The Company generally does not maintain quantities of LPG inventory in excess of quantities actually ordered by PMI. Therefore, the Company has not currently entered into and does not currently expect to enter into any arrangements in the future to mitigate the impact of commodity price risk.

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

The Company has existing debt at both fixed and variable interest rates (see note I to the consolidated financial statements). Trade accounts receivable from the Company’s limited number of customers and the Company’s trade and other accounts payable generally do not bear interest. The Company’s credit facility with RZB provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company’s agreement with RZB. The Company currently has limited, if any, interest rate risk.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Penn Octane Corporation

We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of July 31, 2004 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2004 and December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We have also audited Schedule II of the Company for each of the two years in the period ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note T to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern including (1) the Company’s cash flow has been reduced compared to historical levels as a result of materially lower volumes of sales to its primary customer and materially reduced margins to the extent that the Company may have insufficient cash flow to pay its obligations when due, (2) substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt and therefore, the Company may be unable to obtain additional financing collateralized by those assets, (3) the Company’s existing credit facility may be insufficient to finance its LPG and Fuel Sales Business and (4) the Company has a deficit in working capital. Management's plans in regard to these matters are also described in note T. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
February 13, 2006

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2004	December 31, 2005
Current Assets
Cash	$384,074	$299,597
Restricted cash	6,314,071	5,657,623
Trade accounts receivable (less allowance for doubtful accounts of $0 at July 31, 2004 and December 31, 2005)	6,207,067	12,470,891
Inventories	1,632,992	2,878,268
Prepaid expenses and other current assets	210,520	100,272
Total current assets	14,748,724	21,406,651
Property, plant and equipment - net	16,398,280	14,983,247
Lease rights (net of accumulated amortization of $753,330 and $818,207 at July 31, 2004 and December 31, 2005)	400,709	335,832
Other non-current assets	29,639	31,089
Total assets	$31,577,352	$36,756,819

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	July 31, 2004	December 31, 2005
Current Liabilities
Current maturities of long-term debt	$162,694	$3,015,054
Revolving line of credit	2,688,553	560,283
LPG and Fuel Products trade accounts payable	7,432,728	16,888,320
Other accounts payable	1,784,643	1,770,656
U.S. and foreign taxes payable	5,194	21,045
Accrued liabilities	1,123,979	2,184,168
Total current liabilities	13,197,791	24,439,526
Long-term debt, less current maturities	1,729,202	10,387
Minority interest in Rio Vista Energy Partners L.P.	-	11,955,005
Commitments and contingencies	-	-
Stockholders' Equity
Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at July 31, 2004 and December 31, 2005	-	-
Series B - Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at July 31, 2004 and December 31, 2005	-	-
Common stock - $.01 par value, 25,000,000 shares authorized; 15,285,245 and 15,522,745 shares issued and outstanding at July 31, 2004 and December 31, 2005	152,852	155,227
Additional paid-in capital	28,460,972	28,741,122
Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $468,693 and $1,500,000 at July 31, 2004 and December 31, 2005	(2,728,000)	(1,696,693)
Accumulated deficit	(9,235,465)	(26,847,755)
Total stockholders' equity	16,650,359	351,901
Total liabilities and stockholders' equity	$31,577,352	$36,756,819

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2003	Year Ended July 31, 2004	Transition Period August 1, 2004 - December 31. 2004		Year Ended December 31, 2005
Revenues	$162,489,565	$177,663,524		$108,252,804		$260,313,525
Cost of goods sold	152,375,349	168,059,905		105,574,199		254,892,875
Gross profit	10,114,216	9,603,619		2,678,605		5,420,650
Selling, general and administrative expenses
Legal and professional fees	2,597,065	1,917,562		642,863		2,186,814
Salaries and payroll related expenses	2,466,576	2,439,333		1,382,006		3,314,541
Other	1,325,276	1,455,610		1,093,007		2,016,981
	6,388,917	5,812,505		3,117,876		7,518,336
Loss on sale of assets	-	(500,000)		-		-
Asset impairment charge	-	(324,041)		-		-
Operating income (loss)	3,725,299	2,967,073		(439,271)		(2,097,686)
Other income (expense)
Interest and LPG and Fuel Products financing expense	(1,757,664)	(1,445,188)		(650,363)		(2,024,997)
Interest income	95,327	63,449		12,317		28,847
Settlement of litigation	(145,153)	-		-		-
Minority interest in loss of Rio Vista Energy Partners L.P.	-	-		61,720		2,117,617
Other income	-	210,000		-		-
Income (loss) before taxes	1,917,809	1,795,334		(1,015,597)		(1,976,219)
Provision (benefit) for income taxes	(40,000)	(2,992)		224,795		56,583
Net income (loss)	$1,957,809	$1,798,326	$	(1,240,392)	$	(2,032,802)

Net income (loss) per common share	$0.13	$0.12	$	(0.08)	$	(0.13)
Net income (loss) per common share assuming dilution	$0.13	$0.12	$	(0.08)	$	(0.13)
Weighted average common shares outstanding	15,035,220	15,305,500		15,287,083		15,497,933

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year ended July 31, 2003		Year ended July 31, 2004		Transition Period August 1, 2004 - December 31, 2004		Year ended December 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning balance	-	$-	-	$-	-	$-	-	$-
Ending balance	-	$-	-	$-	-	$-	-	$-
Senior Preferred Stock
Beginning balance	-	$-	-	$-	-	$-	-	$-
Ending balance	-	$-	-	$-	-	$-	-	$-
Common Stock
Beginning balance	14,870,977	$148,709	15,274,749	$152,747	15,285,245	$152,852	$15,316,495	$153,165
Receipt of stock for payment of indebtedness - December 2002	(7,620)	(76)	-	-	-	-	-	-
Issuance of common stock upon exercise of warrants in exchange for debt obligations owed to the holder of the warrants - March 2003	250,000	2,500	-	-	-	-	-	-
Issuance of common stock in exchange for debt obligations - March 2003	161,392	1,614	-	-	-	-	-	-
Issuance of common stock as part of severance package - August 2003	-	-	21,818	218	-	-	-	-
Issuance of common stock upon exercise of warrants - September 2003	-	-	6,250	63	-	-	-	-
Issuance of common stock upon exercise of warrants - October 2003	-	-	26,000	260	-	-	-	-
Issuance of common stock upon exercise of cashless warrants - October 2003	-	-	17,568	176	-	-	-	-
Issuance of common stock upon exercise of warrants - November 2003	-	-	16,625	166	-	-	-	-
Receipt of stock in payment of note receivable - January 2004	-	-	(77,765)	(778)	-	-	-	-
Issuance of common stock upon exercise of warrants - December 2004	-	-	-	-	25,000	250	-	-
Issuance of common stock upon exercise of warrants - December 2004	-	-	-	-	6,250	63	-	-
Issuance of common stock in exchange for debt obligations - February 2005	-	-	-	-	-	-	100,000	1,000
Issuance of common stock upon exercise of warrants - March 2005	-	-	-	-	-	-	106,250	1,062

Ending balance	15,274,749	$152,747	15,285,245	$152,852	15,316,495	$153,165	15,522,745	$155,227

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued

	Year ended July 31, 2003	Year ended July 31, 2004	Transition Period August 1, 2004 - December 31, 2004	Year ended December 31, 2005
Additional Paid-In Capital
Beginning balance	$26,919,674	$28,298,301	$28,460,972	$28,536,987
Sale of common stock	401,866	-	-	-
Loan discount related to detachable warrants	384,665	167,170	-	8,438
Receipt of stock for payment of indebtedness	(30,404)	-	-	99,010
Exercise of warrants	622,500	121,699	28,436	96,687
Grant of stock for severance	-	75,054	-	-
Exercise of cashless warrants	-	(176)	-	-
Receipt of stock in payment of note receivable	-	(201,076)	-	-
Issuance of options	-	-	40,699	-
Other	-	-	6,880	-
Ending balance	$28,298,301	$28,460,972	$28,536,987	$28,741,122
Notes Receivable in connection with the exercise of warrants
Beginning balance	$(4,014,481)	$(2,897,520)	$(2,728,000)	$(2,728,000)
Note receivable from an officer and director of the Company	200,000	-	-	-
Reduction in notes receivable	30,480	169,520	-	-
Forgiveness of note receivable in connection with severance pay	448,077	-	-	-
Receipt of assets for cancellation of note receivable	438,404	-	-	-
Discount of note receivable as compensation	-	-	-	1,031,307
Ending balance	$(2,897,520)	$(2,728,000)	$(2,728,000)	$(1,696,693)
Accumulated Deficit
Beginning balance	$(12,991,600)	$(11,033,791)	$(9,235,465)	$(24,814,953)
Distribution in connection with the Spin-Off	-	-	(14,339,096)	-
Net income (loss)	1,957,809	1,798,326	(1,240,392)	(2,032,802)
Ending balance	$(11,033,791)	$(9,235,465)	$(24,814,953)	$(26,847,755)

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	Year ended July 31, 2003	Year ended July 31, 2004	Transition Period August 1, 2004 - December 31, 2004	Year ended December 31, 2005
Net income (loss)	$1,957,809	$1,798,326	$(1,240,392)	$(2,032,802)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	976,054	942,754	359,358	1,051,427
Amortization of lease rights	45,795	45,795	19,081	45,795
Non-employee stock based costs and other	166,537	124,870	-	-
Amortization of loan discount related to detachable warrants	240,043	137,323	40,448	515,096
Stock based compensation	-	-	384,574	-
Gain on sale of assets	(231,925)	-	-	(24,000)
Gain on settlement of litigation	(50,000)	-	-	-
Interest expense associated with exchange of debt	68,000	-	-	-
Interest income - officer note	(67,241)	-	-	-
Salaries and payroll related expenses	523,349	-	-	-
Loss on sale of assets	-	500,000	-	-
Asset impairment charge	-	324,041	-	-
Write down of capital software	-	-	75,890	-
Discount of note receivable from former officer	-	-	-	1,031,307
Minority interest in Rio Vista Energy Partners L.P.	-	-	(61,720)	(2,117,617)
Other	58,834	(163)	-	-
Changes in current assets and liabilities:
Trade accounts receivable	3,510,529	(2,063,609)	(3,014,968)	(3,248,856)
Inventories	60,590	(754,910)	(1,908,398)	685,538
Prepaid and other current assets	(387,992)	140,719	96,316	13,933
LPG trade accounts payable	(1,592,334)	280,630	5,783,104	3,672,488
Other accounts payable and accrued liabilities	(737,343)	(570,952)	(240,119)	1,386,329
Foreign taxes payable	60,000	(54,806)	30,905	(15,054)
Net cash provided by operating activities	4,600,705	850,018	324,079	963,584
Cash flows from investing activities:
Capital expenditures	(534,883)	(19,416)	(16,149)	(173,450)
Proceeds from sale of assets	368,303	-	-	175,000
Property held for sale	-	220,000	-	-
(Increase) decrease in other non-current assets	134,296	(9,726)	707	(2,157)
Net cash (used in) provided by investing activities	(32,284)	190,858	(15,442)	(607)
Cash flows from financing activities:
Decrease (increase) in restricted cash	(3,375,081)	(2,909,289)	946,555	(290,107)
Revolving credit facilities	(150,000)	2,688,553	(1,291,304)	(836,966)
Issuance of debt	584,711	365,969	28,749	1,300,000
Issuance of common stock	-	122,188	-	97,750
Distributions paid by Rio Vista Energy Partners L.P. to limited partners	-	-	-	(955,328)
Reduction in debt	(1,687,941)	(995,287)	(2,144)	(353,296)
Net cash used in financing activities	(4,628,311)	(727,866)	(318,144)	(1,037,947)
Net (decrease) increase in cash	(59,890)	313,010	(9,507)	(74,970)
Cash at beginning of period	130,954	71,064	384,074	374,567
Cash at end of period	$71,064	$384,074	$374,567	$299,597
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,522,960	$1,309,029	$627,147	$1,072,242
Taxes	$-	$72,500	$-	$241,857
Supplemental disclosures of noncash transactions:
Equity - common stock and warrants issued and other	$1,345,145	$501,655	$40,699	$522,010
Common stock exchange for note receivable	$(30,480)	$(169,520)	$-	$-
Mortgage receivable	$1,935,723	$-	$-	$-
Equipment exchanged for notes receivable	$720,000	$-	$-	$-
Minority interest in Rio Vista Energy Partners L.P.	$-	$-	$14,339,092	$-
Note issued for software	$-	$-	$-	$55,463
Transfer of line fill to inventory and property, plant and equipment, net	$-	$-	$-	$(22,416)

The accompanying notes are an integral part of these statements

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Penn Octane Corporation, formerly known as International Energy Development Corporation, was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries, including Rio Vista Energy Partners, L.P. and its subsidiaries, are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG) and the resell of gasoline and diesel fuel (Fuel Products). The Company owns and operates a terminal facility in Brownsville, Texas (Brownsville Terminal Facility) and owns a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In connection with the Company’s lease agreement for the Leased Pipeline, the Company has access to storage in Markham, Texas (Markham) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995, upon construction of the Brownsville Terminal Facility. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company’s primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 46.4% of the Company’s total revenues and 88.2% of the Company’s LPG revenues for the year ended December 31, 2005. The Company’s gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 47.4% of total revenues for the year ended December 31, 2005.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION - Continued

On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest, which is the general partner interest, is owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane. The General Partner is responsible for the management of Rio Vista. Accordingly the Company has control of Rio Vista by virtue of its ownership and related voting control of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the limited partners are classified as minority interests in the Company’s consolidated financial statements. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

During December 2004, Penn Octane changed its fiscal year end from July 31 to December 31.

Basis of Presentation

For periods subsequent to the Spin-Off, the accompanying consolidated financial statements include Penn Octane and its United States subsidiaries including PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, Penn Octane International, L.L.C., Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and Penn Octane’s other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.	Property, Plant and Equipment and Lease Rights - Continued

In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. For the year ended July 31, 2004 impairments recognized totaled $324,041 and are included in the consolidated statements of operations under asset impairment charge.

3.	Income Taxes

The Company will file a consolidated income tax return for the year ended December 31, 2005.

The Company accounts for deferred taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the amortization of deferred interest costs, accumulated depreciation and deferred compensation expense. The Company also has available net operating loss carryforwards which represent deferred tax assets.

Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican Government. Such Mexican subsidiaries are not included in the U.S. consolidated income tax return of the Company. Consequently U.S. income tax effect will occur only when dividend distributions of earnings and profits of the Mexican subsidiaries are received by the Company.

4.	Income (Loss) Per Common Share

Income (loss) per share of common stock is computed on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which the Company incurred losses, giving effect to common stock equivalents is not presented as it would be antidilutive.

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts are not intended to represent the underlying value of the Company. The carrying amounts of cash and cash equivalents, current receivables and payables approximate fair value because of the short-term nature of these instruments. Note receivable and long-term liabilities approximate fair value because they bear market rates of interest.

8.	Stock-Based Compensation

SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation” and “Accounting for Stock-Based Compensation—Transition and Disclosure”, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

Under the guidance provided by SFAS 123, the Company has elected to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, “Accounting for Stock Issued to Employees”, and related Interpretations.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income (loss), and net income (loss) per common share would have been as follows:

	Year ended July 31, 2003	Year ended July 31, 2004	Transition Period August 1, 2004 - December 31, 2004	Year ended December 31, 2005

Net income (loss) as reported	$1,957,809	$1,798,326	$(1,240,392)	$(2,032,802)

Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	-	-	6,877	-

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,317,073)	(97,267)	(321,464)	(467,991)

Net income (loss) pro forma	640,736	1,701,059	(1,554,979)	(2,500,793)

Net income (loss) per common share, as reported	.13	.12	(.08)	(.13)

Net income (loss) per common share, pro forma	.04	.11	(.10)	(.16)

Net income (loss) per common share assuming dilution, as reported	.13	.12	(.08)	(.13)

Net income (loss) per common share assuming dilution, pro forma	.04	.11	(.10)	(.16)

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.	Stock-Based Compensation - Continued

The following assumptions were used for grants of warrants to employees in the year ended July 31, 2003, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 79% and 80%; risk free interest rate of 1.75% and 1.81% depending on expected lives; and expected lives of 5 years.

The following assumptions were used for grants of warrants to employees in the year ended July 31, 2004, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 72% to 81%; risk free interest rate of 3.22% and 3.28% depending on expected lives; and expected lives of 5 years.

The following assumptions were used for grants of warrants to employees in the transition period August 1, 2004 through December 31, 2004, to compute the fair value of the warrants using Black-Scholes option-pricing model; divided yield of 0%; expected volatility of 63% to 68%; risk free interest rate of 3.51% and 3.52% depending on expected lives; and expected lives of 5 years.

The following assumptions were used for grants of warrants to employees in the year ended December 31, 2005, to compute the fair value of the warrants using the Black-Scholes option-pricing model; dividend yield of 0%; expected volatility of 68%; risk free interest rate of 4.08%; and expected lives of 5 years.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes APB 25. SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements as compensation cost. That cost will be measured based on the fair value of equity or liability instrument issued. SFAS 123R is effective for the Company beginning January 1, 2006. The Company will apply the modified prospective method as provided for in SFAS 123R, and therefore the financial statements of the Company for interim and annual periods prior to the adoption of SFAS 123R will not reflect any restatements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will not have material adverse effect on its financial position, results of operation and cash flows.

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

The Company follows FASB No. 52 “Foreign Currency Translation” in consolidation of the Company’s Mexican subsidiaries, whose functional currency is the US dollar. Non monetary balance sheet items and related revenue and expense are remeasured using historical rates. Monetary balance sheet items and related revenue and expense are remeasured using exchange rates in effect at the balance sheet dates.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

11.	Financial Instruments

The Company has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designed after June 30, 2003. At July 31, 2003, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005, the Company had no derivative financial instruments.

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

15.	Consolidation of Variable Interest Entities

During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, an affiliate of the Company, is a VIE and therefore, its assets, liabilities and results of operations have been included in the accompanying consolidated financial statements of the Company.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME (LOSS) PER COMMON SHARE

The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note M for the warrants):

	For the year ended July 31, 2003
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$1,957,809
Basic EPS
Net income (loss) available to common stockholders	1,957,809	15,035,220	$0.13
Effect of Dilutive Securities
Warrants	-	80,610
Diluted EPS
Net income (loss) available to common stockholders	$1,957,809	15,115,830	$0.13

	For the year ended July 31, 2004
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$1,798,326
Basic EPS
Net income (loss) available to common stockholders	1,798,326	15,305,500	$0.12
Effect of Dilutive Securities
Warrants	-	6,141
Diluted EPS
Net income (loss) available to common stockholders	$1,798,326	15,311,641	$0.12

	For the transition period August 1, 2004 through December 31,2004
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(1,240,392)
Basic EPS
Net income (loss) available to common stockholders	(1,240,392)	15,287,083	$(0.08)
Effect of Dilutive Securities
Warrants	-	-
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME (LOSS) PER COMMON SHARE - Continued

	For the year ended December 31, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(2,032,802)
Basic EPS
Net income (loss) available to common stockholders	(2,032,802)	15,497,933	$(0.13)
Effect of Dilutive Securities
Warrants	-	-
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the Pipeline Lease, PMI sales agreement and Exxon Supply Contract. Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note) which is to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note as provided for above, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1,300,000, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments will be required under the TransMontaigne Note. When the $1,300,000 is repaid to TransMontaigne, if ever, the lease payments will ceases and title to the Collateral will be re-conveyed to Rio Vista.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

The closing of the LPG Asset Sale is subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provide that any party may terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties have elected to terminate the agreements and the parties continue to work towards the closing of the LPG Asset Sale.

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 in connection with the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for the Company gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on December 31, 2005. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2005 assumes that the LPG Asset Sale was consummated as of January 1, 2005.

The Pro Forma Statements are based on the available information and contain certain assumptions that the Company deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of the Company had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of the Company. The Pro Forma Statements should be read in conjunction with the consolidated financial statements and notes thereto included herein.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported December 31, 2005	Pro Forma Adjustments		Pro Forma December 31, 2005

ASSETS
Current Assets
Cash	$299,597	$27,500,000	(1)	$24,397,592
		(1,325,768	)(1)
		(278,355	)(1)
		(1,797,882	)(3)
Restricted cash	5,657,623			5,657,623
Trade accounts receivable	12,470,891			12,470,891
Inventories	2,878,268	(1,678,486	)(1)	1,199,782
Prepaid expenses and other current assets	100,272			100,272

Total current assets	21,406,651	22,419,509		43,826,160
Property, plant and equipment— net	14,983,247	(14,918,459	)(1)	64,788
Lease rights— net	335,832	(335,832	)(1)	—
Other non-current assets	31,089	—		31,089

Total assets	$36,756,819	$7,165,218		$43,922,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,015,054	$(1,550,000	)(3)	$165,054
		(1,300,000	)(1)
Revolving line of credit	560,283			560,283
LPG and Fuel Products trade accounts payable	16,888,320			16,888,320
U.S. and foreign taxes payable	21,045	1,543,649	(5)	1,564,694
Other accounts payable	1,770,656	—		1,770,656
Accrued liabilities	2,184,168	(247,882	)(3)	1,882,163
		(278,355	)(1)
		(25,768	)(1)
		250,000	(4)

Total current liabilities	24,439,526	(1,608,356)		22,831,170
Long term debt, less current maturities	10,387	—		10,387
Minority interest in Rio Vista Energy Partners L.P.	11,955,005	3,175,755	(6)	15,130,760
Stockholders’ Equity
Common stock	155,227	—		155,227
Additional paid in capital	28,741,122	—		28,741,122
Notes receivable from a former officer of the Company	(1,696,693)	545,000	(7)	(1,151,693)
Accumulated deficit	(26,847,755)	10,567,223	(1)	(21,794,936)
		(250,000	)(4)
		(1,543,649	)(5)
		(3,175,755	)(6)
		( 545,000	)(7)

Total stockholders’ equity	351,901	5,597,819		5,949,720

Total liabilities and stockholders’ equity	$36,756,819	$7,165,218		$43,922,037

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported December 31, 2005	Pro Forma Adjustments		Pro Forma December 31, 2005

Revenues	$260,313,525	$(136,894,489	)(2)	$123,419,036

Cost of Goods Sold	254,892,875	(134,682,110	)(2)	120,210,765

Gross Profit	5,420,650	(2,212,379)		3,208,271

Selling, general and administrative expenses
Legal and professional fees	2,186,814	(686,326	)(2)	1,500,488
Salaries and payroll related expenses	3,314,541	(120,000	)(2)	3,194,541
Other	2,016,981	(259,909	)(2)	1,757,072
	7,518,336	(1,066,235)		6,452,101
Operating income (loss)	(2,097,686)	(1,146,144)		(3,243,830)

Other income (expense)
Interest and LPG and Fuel Products financing expense	(2,024,997)	1,603,186	(2)	(421,811)
Interest income	28,847	(4,444	)(2)	24,403
Gain on LPG Asset Sale	-	10,567,223	(1)	6,596,468
		(250,000	)(4)
		(545,000	)(7)
		(3,175,755	)(6)
Minority interest in earnings or loss of Rio Vista Energy Partners L.P.	2,117,617	(2,234,587	)(6)	(116,970)
Income (loss) before taxes	(1,976,219)	4,814,479		2,838,260

Provision for income taxes	(56,583)	(1,508,160	)(5)	(1,564,743)

Net income (loss)	$(2,032,802)	$3,306,319		$1,273,517

Net income (loss) per common share	$(0.13)			$0.08

Net income (loss) per common share assuming dilution	$(0.13)			$0.08

Weighted average common shares outstanding	15,497,933			15,497,933

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
Notes to Pro Forma Unaudited Consolidated Financial Information
December 31, 2005
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net proceeds received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $278,000, the payment of the TransMontaigne Note including accrued interest and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 4, 5 and 7 below which are related to the sale).

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)	To reflect the payment of outstanding promissory notes including accrued interest which are collateralized by the LPG assets and refined products assets sold.

(4)	To accrue for estimated expenses associated with the LPG Asset Sale.

(5)	To accrue for federal and state taxes estimated to result from the LPG Asset Sale.

(6)	To record minority interest in the equity in the earnings of Rio Vista in connection with the LPG Asset Sale.

(7)	To accrue fee to Jerome B. Richter on the LPG Asset Sale and offset against a note receivable from Mr. Richter (see note N).

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NOTES FROM RELATED PARTIES

The note receivable from a former officer of the Company, Mr. Jerome B. Richter, for the exercise of warrants, in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended note is the prime rate (7% as of December 31, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note I). Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him. Those shares and units were subsequently pledged as collateral to the holders of certain of the Company’s debt obligations (see note I). Mr. Richter’s Promissory Note has been recorded as a reduction of stockholders’ equity.

During July 2003, Mr. Jorge Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation, the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note, (ii) forgive the remaining balance of his wife’s $46,603 promissory note, (iii) issue 21,818 shares of Penn Octane’s common stock (valued at approximately $75,000), and (iv) make certain payments of up to $500,000 based on the success of future projects (Mr. Richter agreed to guarantee these payments with 100,000 of his shares of the common stock of Penn Octane). Mr. Bracamontes continued to provide services and the Company paid Mr. Bracamontes $15,000 a month through March 31, 2004. All of the above amounts totaling approximately $520,000 and $120,000 were reflected in the consolidated financial statements as of July 31, 2003 and 2004, respectively as salaries and payroll related expenses.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of :

	July 31, 2004	December 31, 2005
LPG:
Midline pump station (b)	$2,326,985	$2,326,985
Brownsville Terminal Facility: (a)
Building	173,500	173,500
Terminal facilities	3,631,207	3,631,207
Tank Farm	373,945	373,945
Leasehold improvements	302,657	318,807
Equipment	226,285	226,285
Truck	25,968	25,968
	7,060,547	7,076,697

US - Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	6,775,242	6,914,770
Mexico Pipelines and Rights of Way	993,300	993,300
Matamoros Terminal Facility	5,874,781	5,874,781
Land	856,358	705,358
	14,499,681	14,488,209
Total LPG	21,560,228	21,564,906
Other:
Office equipment (b)	106,953	108,487
Software (b)	77,590	57,163
	184,543	165,650
	21,744,771	21,730,556
Less: accumulated depreciation and amortization	(5,346,491)	(6,747,309)
	$16,398,280	$14,983,247

(a)	Rio Vista assets
(b)	Penn Octane and Subsidiaries other than Rio Vista Assets
(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

Depreciation and amortization expense of property, plant and equipment totaled $976,054, $942,754, $359,358 and $1,051,427 for the year ended July 31, 2003, the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005, respectively.

Property, plant and equipment, net of accumulated depreciation, includes $5,870,750 and $5,327,098 of costs, located in Mexico at July 31, 2004 and at December 31, 2005, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INVENTORIES

Inventories consist of the following as of :

	July 31, 2004		December 31, 2005
	Gallons	LCM	Gallons	LCM
LPG:
Leased Pipeline	1,175,958	$887,815	1,175,958	$1,266,040
Brownsville Terminal Facility and	257,665	194,530	349,564	376,342
Matamoros Terminal Facility	-	-	33,535	36,104
Markham Storage and other	1,433,623	1,082,345	1,559,057	1,678,486

Fuel Products	433,566	550,647	687,115	1,199,782

		$1,632,992		$2,878,268

NOTE H - INCOME TAXES

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at:

	July 31, 2004		December 31, 2005
	Assets	Liabilities	Assets	Liabilities

Depreciation	$-	$376,000	$8,000	$-
Asset basis differences	33,000	-	1,000	-
Alternative minimum tax credits	114,000	-	155,000	-
Deferred interest cost	537,000	-	255,000	-
Deferred other cost	272,000	-	637,000	-
Rio Vista Registration costs	110,000	-	110,000	-
Net operating loss carryforward	1,599,000	-	1,108,000	-
	2,665,000	376,000	2,274,000	-

Less: valuation allowance	2,665,000	376,000	2,274,000	-
	$-	$-	$-	$-

There was no current or deferred U.S. income tax expense for the years ended July 31, 2003, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 due to the utilization of net operating loss carryforwards and/or net losses. The Company did incur U.S. alternative minimum tax for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 totaling $53,084, $65,628 and $14,734, respectively. The Company incurred Mexican income tax expense of $22,193 and $35,489 for the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005, respectively. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company also incurred state income tax of $136,974 for the transition period August 1, 2004 through December 31, 2004 as a result of the Spin-Off of a significant portion of its assets.

Management believes that the valuation allowance reflected above is appropriate because of the uncertainty that sufficient taxable income will be generated in future taxable years by the Company to absorb the entire amount of such net operating losses. However, should taxable income arise as a result of the transactions discussed in note D, the net operating losses are available to reduce this taxable income.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES - Continued

At December 31, 2005, the approximate amount of net operating loss carryforwards and expiration dates for U.S. income tax purposes were as follows:

Year ending December 31,	Tax Loss Carryforward
2021	$2,130,000
2025	1,127,000
$3,257,000

Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

NOTE I - DEBT OBLIGATIONS

Debt obligations are as follows:	July 31, 2004	December 31, 2005
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
Restructured Notes and $280,000 Notes, net of discount of $133,544 at July 31, 2004 only	1,671,456	1,550,000
TransMontaigne Note (see note D)	-	1,300,000
Other debt	82,940	37,941
Total debt	1,891,896	3,025,441
Less: Current maturities	162,694	3,015,054
Long-term debt	$1,729,202	$10,387

The Restructured Notes and the $280,000 Notes (collectively the Notes) have a face value of $1,805,000, bear interest at an annual rate of 16.5%, and were due December 15, 2005, are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter has also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter including 1,000,000 shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him, which units have not yet been provided by Mr. Richter.

On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to be paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (Deferred Interest). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver the 250,000 Common Units of Rio Vista owned by him (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D). The 250,000 Common Units of Rio Vista owned by Mr. Richter have not yet been delivered.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - DEBT OBLIGATIONS - Continued

The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171 to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.

During February 2006, the Company repaid $500,021 to certain holders of the Notes representing $488,250 of principal and related penalties and $11,771 of accrued interest.

In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.

Scheduled maturities are as follows:

Year ending December 31,
2006	$3,015,054
2007	5,194
2008	5,193
$3,025,441

NOTE J - STOCKHOLDERS’ EQUITY

Common Stock

The Company routinely issues shares of its common stock for cash, as a result of the exercise of warrants, in payment of notes and other obligations and to settle lawsuits.

During February 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.

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

Stock Award Plan

Under Penn Octane’s 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of Penn Octane, of which 69,970 shares were unissued as of December 31, 2005, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of Penn Octane to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - STOCKHOLDERS’ EQUITY - Continued

Board Compensation Plan

During the meeting of the Penn Octane board of directors (Board) held on September 3, 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (Plan). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane and are to be granted warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director. Such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are based on the average trading price of Penn Octane’s common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period.

In connection with the Plan, during the year ended July 31, 2004 and the transition period August 1, 2004 through December 31, 2004, the Board granted warrants to purchase 30,000 shares and 20,000 shares, respectively of common stock of Penn Octane at exercise prices equal to or greater than the reported trading price at the date of issuance per share to outside directors. Based on the provisions of APB 25, no compensation expense was recorded for these warrants.

The Plan was terminated in March 2005 in connection with warrants granted to directors and others under the 2001 Warrant Plan.

NOTE K - STOCK WARRANTS

2001 Warrant Plan

The Penn Octane Board in November 2001 approved the 2001 warrant plan (2001 Warrant Plan). The purpose of the 2001 Warrant Plan is to provide the Company with a vehicle to attract, compensate, and motivate selected employees, particularly executive officers, by issuing stock purchase warrants which will afford recipients an opportunity to share in potential capital appreciation in Penn Octane’s common stock.

The 2001 Warrant Plan provides for issuance of warrants to purchase up to a maximum of 1,500,000 shares of common stock of Penn Octane, subject to adjustment in the event of adjustments to the Company’s capitalization (such as stock dividends, splits or reverse splits, mergers, recapitalizations, consolidations, etc.). Any warrants which expire without being exercised are added back to the number of shares for which warrants may be issued. The 2001 Warrant Plan has a term of 10 years, and no warrants may be granted after that time.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK WARRANTS - Continued

2001 Warrant Plan - Continued

The exercise price of the warrants are determined in the discretion of the Administrator, but may not be less than 100% of the fair market value of the common stock of Penn Octane on the date of the grant. The fair market value is the closing price of Penn Octane’s common stock on the grant date. Warrants may be exercised only for cash.

The term of the warrants may not exceed ten years from the date of grant and may be exercised only during the term specified in the warrants. In the discretion of the Administrator, warrants may continue in effect and continue to vest even after termination of the holder’s employment by the Company.

On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Capital Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

Other

In connection with the restructuring of certain debt obligations (see Note I), during January 2004 the Company issued warrants to purchase 37,500 shares of common stock of Penn Octane at an exercise price of $2.50 per share, exercisable until December 15, 2008.

On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Richard Shore, Jr., former president of Penn Octane, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrant is exercisable beginning on October 1, 2004, and expires on July 10, 2006.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - OPTIONS AND WARRANTS OF RIO VISTA

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

The Company issued 90,250 warrants to purchase Rio Vista common units to the holders of the Notes and 20,000 warrants to purchase Rio Vista units to Philadelphia Brokerage Corporation (see note I). The calculated exercise price per warrant to purchase a Rio Vista common unit is $5.00.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Capital Market, no approval by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Capital Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK WARRANTS

SFAS 148 and 123 Disclosures

For warrants granted to non-employees, the Company applies the provisions of SFAS 123 to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the years ended July 31, 2003, for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for the year ended December 31, 2005, totaled $166,537, $124,870, $39,992 and $0, respectively. Warrants granted to non-employees simultaneously with the issuance of debt are accounted for based on the guidance provided by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

A summary of the status of the Company’s warrants for the year ended July 31, 2003, for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and year ended December 31, 2005 is presented below:

	Year ended July 31, 2003		Year ended July 31, 2004
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,911,555	$3.87	3,592,179	$3.97
Granted	30,000	2.82	67,500	2.74
Exercised	(250,000)	2.50	(152,560)	2.50
Expired	(99,376)	3.66	(924,619)	2.78
Outstanding at end of year	3,592,179	3.97	2,582,500	4.44

Warrants exercisable at end of year	3,556,189		2,579,070

	Transition Period August 1, 2004 - December 31, 2004		Year ended December 31, 2005
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,582,500	$4.44	1,718,737	$1.42
Granted	793,737	1.16	1,005,000	1.50
Exercised	(31,250)	0.92	(106,250)	.92
Expired	(1,626,250)	1.70	(410,000)	2.51
Outstanding at end of year	1,718,737	1.42	2,207,487	1.28

Warrants exercisable at end of year	1,698,322		1,613,217

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK WARRANTS - Continued

SFAS 148 and 123 Disclosures - Continued

The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the year ended July 31, 2003, the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and year ended December 31, 2005, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	Year ended July 31, 2003		Year ended July 31, 2004
	For warrants granted		For warrants granted
Exercise price compared to market price on grant date	Weighted average fair value	Weighted Average Exercise Price	Weighted average fair value	Weighted Average Exercise Price

Equals market price	$1.82	$2.82	$1.97	$3.04
Exceeds market price	-	-	1.43	2.50
Less than market price	-	-	-	-

	Transition Period August 1, 2004 - December 31, 2004		Year ended December 31, 2005
	For warrants granted		For warrants granted
Exercise price compared to market price on grant date	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price

Equals market price	$.40	$1.14	$.90	$1.50
Exceeds market price	1.05	1.94	-	-
Less than market price	-	-	-	-

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended July 31, 2003, the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for the year ended December 31, 2005, respectively: dividend yield of 0% for all four periods; expected volatility of 79% and 80%, 72% to 81%, 63% and 68% and 68%; risk-free interest rate of 1.75% and 1.81%, 3.22% and 3.28%, 3.51% and 3.52% and 4.08% depending on expected lives; and expected lives of 5 years for all four periods.

The following table summarizes information about the warrants outstanding at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$0.74 to $1.00	328,750	2.73 years	$0.91	328,750	$0.91

$1.01 to $1.25	803,737	0.61	1.14	803,737	1.14

$1.26 to $1.50	1,075,000	4.05	1.49	480,730	1.49

$0.71 to $1.50	2,207,487	2.60	$1.28	1,613,217	$1.20

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation

Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The operator of the tanker truck, or its insurance company, is reportedly taking claims in Mexico from victims of the accident.

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case and assets to secure a potential judgment. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005 and no further injunctive relief has been granted. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. Limited discovery has been conducted to date.

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs have filed a motion for reconsideration of the court’s rulings.

Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate either liability for damages or the issuance of a temporary injunction against a sale of Penn Octane’s or Rio Vista’s assets. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations. If a court enjoined the sale of all or any portion of Penn Octane’s or Rio Vista’s assets to a third party, such an injunction could delay or prevent Penn Octane’s or Rio Vista’s LPG Asset Sale before resolution of the claims underlying the lawsuit. A lengthy delay of, or inability to close, the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMITMENTS AND CONTINGENCIES -Continued

Litigation -Continued

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The $100,000 was deposited into the Registry of the Court on November 17, 2006. The Company is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1,800,000. The Company believes that the claim is not supported by the facts or existing law related to inverse condemnation and is without merit. The Company filed a partial summary judgment motion seeking a determination by the court that there are no compensable damages arising from an inverse condemnation. The hearing on this motion has not been scheduled.

The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affects its consolidated financial results.

Credit Facility and Letters of Credit

As of December 31, 2005, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.00% at December 31, 2005) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

Mr. Richter had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at December 31, 2005 totaled approximately $18,900,000 of which approximately $14,400,000 represents December 2005 purchases and approximately $4,500,000 represents January 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $5,200,000 at December 31, 2005). At December 31, 2005, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2005, such taxes in the amount of approximately $427,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $467,000 which is included in restricted cash in the Company’s balance sheet at December 31, 2005.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $732,718, $832,787, $413,808 and $943,419 for the year ended July 31, 2003, the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2005 and the year ended December 31, 2005, respectively.

Operating Lease Commitments

The Company has lease commitments for its pipeline, land, office space and office equipment.

The Pipeline Lease currently expires on December 31, 2013, pursuant to an amendment (Pipeline Lease Amendment) entered into between the Company and Seadrift Pipeline Corporation (Seadrift) on May 21, 1997, which became effective on January 1, 1999 (Effective Date). The Pipeline Lease Amendment provides, among other things, for additional storage access and inter-connection with another pipeline controlled by Seadrift, thereby providing greater access to and from the Leased Pipeline. Pursuant to the Pipeline Lease Amendment, the Company’s fixed annual rent for the use of the Leased Pipeline is $1,000,000. The Company is also required to pay for a minimum volume of storage. However due to limitations of Seadrift’s storage facility, the Company has not incurred such charges since January 2004. In addition, the Pipeline Lease Amendment provides for variable rental increases based on monthly volumes purchased and flowing into the Leased Pipeline and storage utilized.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

Operating Lease Commitments - Continued

As provided in the Pipeline Lease, the Company has the right to use the Pipeline solely for the transportation of LPG belonging only to the Company and not to any third party. The lessor has the right to terminate the lease agreement under certain limited circumstances, which management currently believes are remote, as provided for in the lease agreement at specific times in the future by giving twelve months written notice. The Company can also terminate the lease at any time by giving thirty days notice only if its sales agreement with its main customer is terminated, and at any time by giving twelve months notice. Upon termination by the lessor, the lessor has the obligation to reimburse the Company the lesser of 1) net book value of its Brownsville Terminal Facility at the time of such termination or 2) $2,000,000.

The operating lease for the land on which the Brownsville Terminal Facility is located (Brownsville Lease) expires in November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement. The annual rental amount is approximately $75,000.

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

The Company leases the land on which its Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expires on November 30, 2006. The Company has an option to renew for five additional five year terms. The rent may be adjusted in accordance with the terms of the agreement.

Rent expense was as follows for the:

	Year Ended July 31, 2003	Year Ended July 31, 2004	Transition period August 1, 2004 - December 31, 2004	Year Ended December 31, 2005

Brownsville Lease and other	$96,760	$107,542	$53,369	$118,162

Leased Pipeline:

Minimum	1,396,431	1,282,539	356,252	975,004
Variable	1,202,893	1,057,120	256,050	441,966
Total	$2.696.084	$2.447.201	$665,671	$1,535,132

  As of December 31, 2005, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

Year ending December 31,
2006	$1,105,551
2007	978,415
2008	975,569
2009	975,000
2010	975,000
Thereafter	2,925,000
$7,934,535

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note Q). Amounts expensed in (ii) above through December 31, 2005 totaled approximately $21,000.

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exist, under any obligation of Penn Octane which Rio Vista has guaranteed.

In addition to its 2% general partner interest, the General Partner is currently the holder of incentive distribution rights which entitles the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of Rio Vista common units and the General Partner interest based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared a distribution for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005.

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

Current law may change so as to cause Rio Vista to be taxable as a corporation for federal income tax purposes or otherwise subject Rio Vista to entity-level taxation. The partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subject Rio Vista to taxation as a corporation or otherwise subjects Rio Vista to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted downward to reflect the impact of that law on Rio Vista.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - MEXICAN OPERATIONS

Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines and the Matamoros Terminal Facility. The Company’s consolidated Mexican affiliate, Tergas has been granted the permit to operate the Matamoros Terminal Facility and the Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by Mr. Abelardo Mier. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.

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

During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land, for $1,635,513. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

NOTE P - SELECTED QUARTERLY DATA - (UNAUDITED)

Penn Octane Corporation and Subsidiaries
Selected Quarterly Data
(Unaudited)

	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2005:
Revenues	59,726,894	52,262,580	66,698,075	81,625,976
Gross profit (loss)	2,388,949	88,027	1,515,361	1,428,313
Net income (loss)	196,412	(2,223,095)	164,734	(170,853)
Net income (loss) per common share	.01	(.14)	.01	(.01)
Net income (loss) per common share assuming dilution	.01	(.14)	.01	(.01)

	October 31,	January 31,	April 30,	July 31,
Year ended July 31, 2004:
Revenues	$38,549,107	$50,609,858	$42,798,287	$45,706,272
Gross profit	2,065,930	3,292,279	2,220,905	2,024,505
Net income (loss)	(158,516)	1,450,873	675,004	(169,035)
Net income (loss) per common share	(.01)	.09	.04	(.00)
Net income (loss) per common share assuming dilution	(.01)	.09	.04	(.00)

The net loss for the quarter ended July 31, 2004, included the following material fourth quarter adjustment: (i) an asset impairment charge of $324,041.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - CONTRACTS

LPG Sales to PMI

PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement). The minimum contract volumes and actual volumes sold and margins for the year ended December 31, 2005 were materially lower then historical levels. The following table sets forth the minimum monthly volume of LPG that PMI has committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months June 2005 through March 2006.

Month	Minimum Contract Volumes (gallons)	Actual Volumes Sold (gallons)

June 2005	3,500,000	3,507,973

July 2005	3,500,000	3,514,516

August 2005	3,500,000	7,381,533

September 2005	5,700,000	10,134,546

October 2005	8,100,000	12,316,061

November 2005	11,700,000	16,143,964

December 2005	11,700,000	17,114,710

January 2006	11,700,000	14,757,646

February 2006	11,700,000	11,940,257

March 2006	8,100,000	11,606,435

The Company has yet to sign an extension and/or renewal of the LPG contract with PMI. There is no assurance that the LPG contract with PMI will be extended and/or renewed, and if so, that the terms will be more or less favorable than those of the PMI Agreement. Until the terms of a new long-term contract are reached, the Company expects to enter into additional monthly agreements with terms similar to the PMI Agreement.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI totaled approximately $120,700,000 for the year ended December 31, 2005, representing approximately 46.4% of total revenues for the period.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - CONTRACTS - Continued

LPG Supply Agreements

Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the year ended December 31, 2005, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9,200,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

In addition, under the terms of the Exxon Supply Contract, Exxon made its Corpus Christi Pipeline (ECCPL) operational in September 2000. During August 2005, the Exxon Supply Contract was amended whereby the Company agreed to give up future rights to access the ECCPL in exchange for a reduction of minimum pipeline delivery volumes during the period April 1, 2005 through December 31, 2005 by 50% which results in a reduction of fees of $583,000. The total pipeline delivery fees during the period April 1, 2005 through December 31, 2005 after the reduction noted above were $583,000 which are to be paid over a 48 month period beginning January 1, 2006. Such fees have been accrued through December 31, 2005. The Company no longer has access to the ECCPL.

In addition to the LPG costs charged by its suppliers, the Company also incurs additional costs to deliver LPG to the Company’s facilities. Furthermore, the Company may incur significant additional costs associated with the storage, disposal and/or changes in LPG prices resulting from the excess of LPG purchased under the Exxon Supply Contract and/or other monthly contracts with other LPG suppliers over actual sales volumes to PMI. Under the terms of the Exxon Supply Contract, the Company must provide letters of credit in amounts equal to the cost of the product to be purchased. In addition, the cost of the product purchased is tied directly to overall market conditions. As a result, the Company’s existing letter of credit facility may not be adequate to meet the letter of credit requirements if there are increases in quantities of LPG purchased and/or to finance future price increases of LPG.

In order to meet sales volumes in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Agreement.

NOTE R - OTHER INCOME

In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the year ended July 31, 2004.

NOTE S - SPIN-OFF

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SPIN-OFF - Continued

LPG Supply Agreement with Rio Vista. Penn Octane entered into a long-term supply agreement (LPG Supply Agreement) with Rio Vista pursuant to which Rio Vista agrees to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access to Leased Pipeline. The LPG Supply Agreement terminates on the earlier to occur of:

•	Penn Octane ceases to have the right to access the Leased Pipeline that connects to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceases to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.

Omnibus Agreement. In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Penn Octane.

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

General Partner Options

Penn Octane’s 2% general partnership interest in Rio Vista is expected to be decreased to 1% as a result of the exercise by Shore Capital and Mr. Richter of the options to each acquire 25% of the General Partner causing Penn Octane’s ownership in the General Partner to be decreased from 100% to 50%. Mr. Shore and Mr. Richter each were formerly executives and members of the board of directors of Penn Octane and the board of managers of Rio Vista. The exercise price of the two options total approximately $164,000.

Rio Vista’s Guarantees

Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with the RZB Credit Facility and other debt of the Company. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SPIN-OFF - Continued

Rio Vista’s Guarantees - Continued

Tax Guarantee. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

NOTE T - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the year ended December 31, 2005, has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with Notes, the RZB Credit Facility and the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $ 1,085,000 have not been paid or extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The PMI Agreement expires on March 31, 2006 unless it is renewed or extended. The Company expects its gross profit from operations for the period January 1, 2006 through March 31, 2006, based on the minimum volumes and the margins provided for in the PMI Agreement, to provide sufficient cash flow for the Company to pay its normal operating expenses through March 31, 2006, assuming breakeven results from the Fuel Sales Business. However, cash flow may not be sufficient to allow the Company to pay its other obligations, including, but not limited to, the Notes, the TransMontaigne Note, and costs of maintenance and repairs and professional fees related to the LPG Asset Sale. Subsequent to March 31, 2006, the Company’s gross profits on sales may be insufficient to pay its operating expenses, if (i) the LPG Asset Sale has not closed and/or (ii) the Company cannot sell LPG to PMI or other customers at adequate margins and volumes and/or (iii) the Company cannot successfully reduce the minimum volumes and/or purchase costs required under the Exxon Supply Contract and/or (iv) the Company cannot sufficiently reduce its other expenses, and/or (v) the Company’s Fuel Sales Business is not sufficiently successful.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - REALIZATION OF ASSETS - Continued

The Company’s cash flow has been reduced compared to historical levels as a result of materially lower volumes and materially reduced margins on sales to PMI. Additionally, the Company’s public company compliance and income tax preparation costs have increased as a result of the Spin-Off of Rio Vista. As a result of these factors, the Company may not have sufficient cash flow to pay its obligations when due and/or pay arrearages in distributions or make future distributions to Rio Vista’s unitholders. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Rio Vista may be unable to resume distributions to its unitholders and Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon either (1) closing of the LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at adequate average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Since the LPG Asset Sale has not closed management (i) has continued to negotiate with PMI for continued sales of LPG at adequate volumes and margins, continued to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) is seeking to maintain the amount of financing for its products and operations, and (iii) is seeking to reduce supply costs and operating expenses. In the event that the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

Schedule II
Penn Octane Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Transition Period August 1, 2004 through December 31, 2004
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Year ended July 31, 2004
Allowance for doubtful accounts	$5,783	$-	$-	$(5,783)	$-
Year ended July 31, 2003
Allowance for doubtful accounts	$5,783	$-	$-	$-	$5,783

(a)	Trade accounts receivable written off against allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of the Company’s disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of December 31, 2005. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures and internal controls are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

The Company is not required to complete an annual evaluation pursuant to Section 404 of the Sarbanes Oxley Act of 2002 of its internal controls systems until the year ended December 31, 2007.

Item 9B.	Other Information.

Inapplicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors of the Company

The names of the Company’s directors and certain information about them are set forth below:

Name of Director	Age	Position with Company	Director Since

Emmett M. Murphy	54	Director and Chairman of the Board	2001

Stewart J. Paperin	58	Director	1996

Harvey L. Benenson	58	Director	2000

All directors were elected at the Annual Meeting of Stockholders of the Company held on August 31, 2005. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

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

Stewart J. Paperin was elected a director of the Company in February 1996. Since July 1996, Mr. Paperin has served as Executive Vice President of the Soros Foundations Open Society Institute, which encompasses the charitable operations of 40 foundations in Central and Eastern Europe, the United States, Africa, and Latin America, and as a consultant of Soros Fund Management.

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

Information Regarding The Board Of Directors

The business of the Company is managed under the direction of the board of directors of Penn Octane. The board conducts its business through meetings of the board and its committees. During 2005, the board held three meetings and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.

The board of directors is currently composed of three members, none of whom are members of the management of Penn Octane. The following directors are considered “independent” under applicable rules of the Nasdaq Stock Market: Messrs. Benenson, Murphy, and Paperin. Accordingly, the entire board is comprised of independent directors.

Communication With The Board Or Non-Management Directors

Stockholders and other interested parties may communicate with the board of directors or the Chairman of the Board by sending written communication in an envelope addressed to “Board of Directors” or “Chairman of the Board of Directors” in care of Company Secretary, Penn Octane Corporation, 77-530 Enfield Lane, Bldg D, Palm Desert, CA 92211.

Audit Committee

The Company’s audit committee (the “Audit Committee”) consists of Mr. Paperin (Chairman), Mr. Benenson, and Mr. Murphy. Mr. Paperin and Mr. Murphy are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The board has determined that all three of its Directors, Messrs. Benenson, Murphy, and Paperin, meet the audit committee independence requirements under applicable rules of the Nasdaq Stock Market.

The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of the Company’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public.

Compensation Committee

The Company has a compensation committee composed of the Directors whom the board has determined to be independent. For more information, see Item 11. Executive Compensation.

Report of the Audit Committee for Fiscal Year 2005

The primary function of the Audit Committee is oversight of the Company's financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter filed periodically with the Company’s annual proxy statement. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and two of its members are audit committee financial experts under Securities and Exchange Commission rules. The committee held four meetings in 2005 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), the Company's independent registered public accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.

In performing its oversight function, the committee reviewed and discussed the consolidated financial statements with management and BMC. Management and BMC informed the committee that the Company's consolidated financial statements were fairly stated in accordance with generally accepted accounting principles. The committee discussed with BMC matters covered by the Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented. In addition, the committee discussed management's evaluation of internal control over financial reporting.

The committee also discussed with BMC its independence from the Company and management, including the matters in Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the letter and disclosures from BMC to the committee pursuant to Standard No. 1. The committee considered the non-audit services provided by BMC to the Company and concluded that the auditors' independence has been maintained.

Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

The committee has also appointed BMC to audit the Company's financial statements for 2006, subject to stockholder ratification of that appointment.

In carrying out its responsibilities, the committee looks to management and the independent auditors. Management is responsible for the preparation and fair presentation of the Company's financial statements and for maintaining effective internal control. Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process. The independent auditors are responsible for auditing the Company's annual financial statements and expressing an opinion as to whether the statements are fairly stated in conformity with generally accepted accounting principles. The independent auditors perform their responsibilities in accordance with the standards of the Public Company Accounting Oversight Board.

BY THE AUDIT COMMITTEE

STEWART J. PAPERIN
HARVEY L. BENENSON
EMMETT M. MURPHY

Executive Officers of the Company

The names of the Company’s executive officers, and certain information about them are set forth below:

Name of Executive Officer	Age	Position with Company	Officer Since

Charles C. Handly	69	President and Chief Executive Officer	2003

Ian T. Bothwell	46	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	1996

Jerry L. Lockett	65	Vice President and Secretary	1998

Charles C. Handly was appointed President and Chief Executive Officer of the Company in June 2005. From May 2003 until June 2005, Mr. Handly served as Chief Operating Officer and Executive Vice President of the Company and from August 2002 through April 2003, Mr. Handly served as Vice President of the Company. From August 2000 through July 2002, Mr. Handly provided consulting services to the Company. Mr. Handly previously served as a director of the Company from August 2000 until August 2002 and from July 2003 through July 2004. Mr. Handly retired from Exxon Corporation on February 1, 2000 after 38 years of service. From 1997 until January 2000, Mr. Handly was Business Development Coordinator for gas liquids in Exxon’s Natural Gas Department. From 1987 until 1997, Mr. Handly was supply coordinator for two Exxon refineries and 57 gas plants in Exxon’s Supply Department.

Ian T. Bothwell was elected Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company in October 1996. He also served as a director of the Company from March 1997 until July 2004. Since July 1993, Mr. Bothwell has been a principal of Bothwell & Asociados, S.A. de C.V., a Mexican management consulting and financial advisory company that was founded by Mr. Bothwell in 1993 and specializes in financing infrastructure projects in Mexico. From February 1993 through November 1993, Mr. Bothwell was a senior manager with Ruiz, Urquiza y Cia., S.C., the affiliate in Mexico of Arthur Andersen L.L.P., an accounting firm. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company formed to purchase the Company’s CNG assets.

Jerry L. Lockett joined the Company as a Vice President in November 1998. In January 2004, Mr. Lockett was elected Secretary of the Company. He also served as a director of the Company from 1999 until July 2004. Prior to joining the Company, Mr. Lockett held a variety of positions during a 31 year career with Union Carbide Corporation in sales management, hydrocarbon supply and trading, and strategic planning. He also served in a management position with Union Carbide’s wholly-owned pipeline subsidiaries.

In 2004 the Company adopted a code of conduct applicable to its principal executive officer, principal accounting officer and principal financial officer.

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that all directors, officers and 10% stockholders complied with such filing requirements, except as follows: Emmett M. Murphy filed a late Form 4 in August 2005 in order to report a purchase of 5,000 shares of common stock in October 2004.

Item 11.	Executive Compensation.

 Compensation Committee Report on Executive Compensation

The Company’s compensation to executive management was administered by the Compensation Committee of the Board of Directors. As of December 31, 2005, the Compensation Committee was comprised of three directors, of which all are outside directors, who report to the Board of Directors on all compensation matters concerning the Company’s executive officers (the “Executive Officers”), including the Company’s Chief Executive Officer and the Company’s other Executive Officers (collectively, with the Chief Executive Officer, the “Named Executive Officers”) (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the Compensation Committee considers several factors including overall performance of the Named Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of the Company. The Compensation Committee provides compensation to the Named Executive Officers in the form of cash, equity instruments and forgiveness of interest incurred on indebtedness to the Company.

The overall compensation provided to the Named Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to executives at other companies after adjusting for factors described above, including the Company’s financial condition during the term of employment of the Executive Officers.

Base Salary: The base salary is approved based on the Named Executive Officer’s position, level of responsibility and tenure with the Company.

Chief Executive Officer’s Compensation: In June 2005, Mr. Handly was appointed Chief Executive Officer of the Company. The Compensation Committee determined that Mr. Handly’s compensation was fair to the Company.

During the period January 1, 2005 until May 2005, Mr. Richter served as Chief Executive Officer of the Company. Mr. Richter was paid in accordance with his employment agreement.

COMPENSATION COMMITTEE

STEWART J. PAPERIN
HARVEY L. BENENSON
EMMETT M. MURPHY

Compensation Committee Interlocks and Insider Participation

Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the Compensation Committee during the year ended December 31, 2005.

Executive Compensation

On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., the Company issued warrants to purchase 763,737 shares of the Company’s common stock at an exercise price of $1.14 per share to Shore Capital, LLC, an affiliate of Mr. Shore. The warrants expire on July 10, 2006.

On March 9, 2005, the board of directors of the Company approved the grant to executive officers of the Company excluding Mr. Shore, of warrants to purchase a total of 625,000 shares of the Company’s common stock under the Company’s 2001 Warrant Plan previously approved by the Company’s stockholders. The exercise price for the warrants is $1.50 per share, which was the closing price for the Company’s common stock as reported by the Nasdaq Capital Market on March 9, 2005. Warrants vest in equal monthly installments over a period of 36 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.

The following table sets forth annual and all other compensation to the Named Executive Officers, for services rendered in all capacities to the Company and its subsidiaries during each of the periods indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights or other long-term compensation plans for employees.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)

Jerome B. Richter,	2005(2)	125,000	41,667	—	—	281,250(11)	—	1,404,369(9)
Chairman of the	2004(3)	126,923	41,667	—	—	—	—	92,670(1)
Board and Chief	2004(4)	300,000	189,695	—	—	—	—	158,932(1)
Executive Officer(6)	2003(5)	300,000	208,832	—	—	—	—	54,733(1)

Richard Shore, Jr.,	2005(2)	184,154	—	—	—	—	—	—
President(7)	2004(3)	152,308	—	—	—	763,737(12)	—	297,857(10)
	2004(4)	360,000	—	—	—	—	—	—
	2003(5)	78,462	—	—	—	—	—	—

Charles C. Handly,	2005(2)	193,692	13,500	—	—	140,625(13)	—	159,428(10)
Chief Operating Officer	2004(3)	76,154	—	—	—	—	—	—
and President(8)	2004(4)	180,000	—	—	—	—	—	—
	2003(5)	138,461	—	—	—	—	—	—

Ian T. Bothwell,	2005(2)	179,769	12,000	—	—	140,625(13)	—	159,428(10)
Vice President, Treasurer,	2004(3)	76,154	—	—	—	—	—	—
Assistant Secretary and	2004(4)	180,000	—	—	—	—	—	—
Chief Financial Officer	2003(5)	180,000	—	—	—	—	—	—

Jerry L. Lockett,	2005(2)	141,685	10,000	—	—	140,625(13	—	159,428(10)
Vice President and Secretary	2004(3)	55,846	—	—	—	—	—	—
	2004(4)	132,000	—	—	—	—	—	—
	2003(5)	132,000	—	—	—	—	—	—

_____________________________________________

(1)	In connection with Mr. Richter’s employment contract, Penn Octane paid these amounts for life insurance premiums on behalf of Mr. Richter.
(2)	Amounts relate to the year ended December 31, 2005.
(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.
(4)	Amounts relate to the year ended July 31, 2004.
(5)	Amounts relate to the year ended July 31, 2003.
(6)	Mr. Richter resigned as a director and officer of Penn Octane and the General Partner in May 2005.
(7)	Mr. Shore resigned as a director and officer of Penn Octane and the General Partner in June 2005.
(8)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005.
(9)
Includes $54,206 in connection with Mr. Richter’s employment contract, $1,031,307 in connection with the discount of Mr. Richter’s promissory note and $318,856 in connection with the issuance of warrants valued using the Black-Scholes option pricing model.

(10)	Represents the issuance of warrants valued using the Black-Scholes option pricing model.
(11)	Represents warrants to purchase 31,250 common units of Rio Vista and warrants to purchase 250,000 shares of common stock of Penn Octane.
(12)	Represents warrants to purchase 763,737 shares of common stock of Penn Octane.
(13)	Represents warrants to purchase 15,625 common units of Rio Vista and 125,000 shares of common stock of Penn Octane.

OPTION GRANTS AND RELATED INFORMATION

The following table sets forth further information regarding the grants of Penn Octane warrants to purchase Penn Octane common stock in 2005 to the Named Executive Officers reflected in the Summary Compensation Table.

OPTION GRANTS DURING FISCAL 2005

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Security)	Market Price at Grant Date ($/Security) (2)	Expiration Date	Grant Date Present Value ($)(1)
Jerome B. Richter	250,000	33.3%	1.50	1.50	03/09/2010	225,000
Richard Shore, Jr.	-	-	-	-	-	-
Charles C. Handly	125,000	16.7%	1.50	1.50	03/09/2010	112,500
Ian T. Bothwell	125,000	16.7%	1.50	1.50	03/09/2010	112,500
Jerry L. Lockett	125,000	16.7%	1.50	1.50	03/09/2010	112,500
______________

(1)
The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Warrants issued under Penn Octane’s 2001 Warrant Plan are not freely traded, and the exercise of such warrants is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, common stock price volatility and future cash dividend yield. The estimated grant date present values presented in this table were calculated using an expected average warrant life of 5 years, risk-free rate of return of 4.08%, average volatility rate of 68% based on weekly volatility rates from March 9, 2000 through March 9, 2005, and cash dividend yield of 0.0%. The actual value of warrants could be zero; realization of any positive value depends upon the actual future performance of the common stock, the continued employment of the warrant holder throughout any vesting period and the timing of the exercise of the warrant. Accordingly, the values set forth in this table may not be achieved.

(2)	Market price reflects the closing price on the day of grant.

AGGREGATED WARRANT EXERCISES DURING FISCAL 2005
AND WARRANT VALUES ON DECEMBER 31, 2005

Name	Number of Shares Acquired Upon Exercise of Warrants (#)	Value Realized Upon Exercise ($)	Number Of Securities Underlying Unexercised Warrants At December 31, 2005 (#) Exercisable/ Unexercisable	Value Of Unexercised In-The-Money Warrants At December 31, 2005 Exercisable/ Unexercisable($)(1)

Jerome B. Richter	0	0	67,746/182,254	0/0
Richard Shore, Jr.	0	0	763,737/0	0/0
Charles Handly	0	0	43,873/91,127	0/0
Ian T. Bothwell	0	0	33,873/91,127	0/0
Jerry L. Lockett	0	0	33,873/91,127	0/0
(1)          Based on a closing price of $0.43 per share of Common Stock on December 30, 2005.

Employment Contracts

Effective July 2002, the Company entered into a new three year employment agreement with Mr. Richter (the “2002 Richter Agreement”). Under the terms of the 2002 Richter Agreement, Mr. Richter was entitled to receive a monthly salary equal to $25,000 and a minimum annual bonus payment equal to $100,000 plus 5% of net income before taxes of the Company. In addition, Mr. Richter was entitled to receive a warrant grant by December 31, 2002 in an amount and with terms commensurate with prior practices. The Company has not issued Mr. Richter a warrant in connection with the 2002 Richter Agreement. In connection with the 2002 Richter Agreement, Mr. Richter also is the beneficiary of a term life insurance policy which was paid for by the Company.

In connection with the 2002 Richter Agreement, the Company also agreed to forgive any interest due from Mr. Richter pursuant to Mr. Richter’s promissory note payable to the Company, provided that Mr. Richter guarantees at least $2,000,000 of the Company’s indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter’s promissory note in the event that either (a) the share price of Penn Octane’s common stock trades for a period of 90 days at a blended average price equal to at least $6.20 (prior to any adjustment for the Spin-Off), or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20 (prior to any adjustment for the Spin-Off).

The note receivable from a former officer of the Company, Mr. Richter, for the exercise of warrants, in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The interest rate on the extended note is the prime rate (7% as of December 31, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note I to the consolidated financial statements). Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him. Those shares were subsequently pledged as collateral to the holders of certain of the Company’s debt obligations (see note I to the consolidated financial statements).

Mr. Richter resigned as a director and officer of the Company in May 2005.

Effective November 2002, the Company and Shore Capital entered into a consulting contract whereby the Company agreed to pay Shore Capital $30,000 a month for a period of six months. Under the terms of the consulting contract, Shore Capital received an exclusive right in the event the Company effectively converted its structure into a publicly traded limited partnership (the “MLP”), to purchase up to a 50% voting interest in the general partner of the MLP at a price not to exceed $330,000. In addition, in the event that the conversion of the Company into an MLP was successful, Shore Capital was also entitled to receive an option to acquire up to 5% interest in the MLP at an exercise price not to exceed $1,650,000. The contract also provided for the Company to offer Mr. Shore a two-year employment agreement at the same rate provided for under the contract. The Company did not convert to an MLP as originally structured.

In May 2003, Mr. Shore was appointed President of the Company. Effective May 13, 2003, the Company and Mr. Shore entered into a two-year employment agreement. Under the terms of the agreement, Mr. Shore was entitled to receive a monthly salary of $30,000 per month and in connection with the Company’s revised structure to form an MLP, Shore Capital received options exercisable after the date of the distribution of the Common Units of Rio Vista to the stockholders of Penn Octane, to purchase 97,415 Common Units of Rio Vista at a per Common Unit exercise price of $8.47, to purchase 763,737 shares of common stock of Penn Octane at a per common share exercise price of $1.14 and to purchase 25% of the General Partner of Rio Vista, at an exercise price equal to $82,000. Under the terms of his employment agreement, Mr. Shore was permitted to make monetary investments in other businesses so long as the business did not directly compete with the Company.

Mr. Shore resigned as a director and officer of the Company in June 2005.

In June 2005, Charles C. Handly was appointed as President and Chief Executive Officer of the Company. The Company does not have an employment agreement with Mr. Handly.

Compensation of Directors

At a meeting of the Penn Octane board of directors (the “Board”) held in September 1999, the Board approved the implementation of a plan to compensate each outside director serving on the Board (the “Plan”). Under the Plan, all outside directors upon election to the Board are entitled to receive warrants to purchase 20,000 shares of common stock of Penn Octane and are to be granted additional warrants to purchase 10,000 shares of common stock of Penn Octane for each year of service as a director. All such warrants will expire five years after the warrants are granted. The exercise price of the warrants issued under the Plan are equal to the average trading price of Penn Octane’s common stock on the effective date the warrants are granted, and the warrants vest monthly over a one year period. The Company does not pay cash compensation to outside directors but does reimburse expenses incurred by directors in connection with board and committee meetings.

On March 9, 2005, the Board approved the grant to each outside director of warrants to purchase 85,000 shares of the Company’s common stock, for a total of 255,000 shares, under the Company’s 2001 Warrant Plan (the “2001 Warrant Plan”) previously approved by the Company stockholders. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the Nasdaq Capital Market on March 9, 2005. The warrants vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant. As a result of the warrants granted to outside directors under the 2001 Warrant Plan, the Plan is no longer in effect.

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative, five-year total stockholder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on January 1, 2000 in each of Penn Octane’s Common Stock, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The performance graph reflects the years ending December 31, and does not take into consideration the Company’s change in fiscal year from July 31 to December 31 during 2004. The graph is not, nor is it intended to be, indicative of future performance of Penn Octane’s Common Stock.

The Company is not aware of a published industry or line of business index with which to compare the Company’s performance. Nor is the Company aware of any other companies with a line of business and market capitalization similar to that of the Company with which to construct a peer group index. Therefore, the Company has elected to compare its performance with the NASDAQ Index and Russell 2000 Index, an index of companies with small capitalization.

	2000	2001	2002	2003	2004	2005
Penn Octane Corporation	$ 100	$ 74	$ 65	$ 48	$ 44	$ 17
Russell 2000 Index	$ 100	$ 101	$ 79	$ 115	$ 135	$ 139
NASDAQ Index	$ 100	$ 79	$ 54	$ 81	$ 88	$ 89

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount of stock of the Company beneficially owned as of March 8, 2006 by each person known by the Company to own beneficially more than 5% of the outstanding shares of Penn Octane’s outstanding common stock (“Common Stock”).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class of Common Stock

Jerome B. Richter (2)	3,978,365	25.47

The Apogee Fund, Paradigm Capital Corporation, and Emmett M. Murphy (3)	1,327,200	8.47

Swank Group, LLC, Swank Energy Income Advisors, L.P. and Jerry V. Swank(4)	928,865	5.98
______________

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 8, 2006, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
335 Tomahawk Drive, Palm Desert, California 92211. Includes 37,850 shares of Common Stock owned by Mr. Richter’s spouse and 96,715 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3)
201 Main Street, Suite 1555, Fort Worth, Texas 76102. Mr. Murphy, who became a director of the Company in November 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock is owned of record by The Apogee Fund, and beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect The Apogee Fund assets. Includes 145,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants granted to Mr. Murphy.

(4)
3300 Oak Lawn Ave., Suite 650, Dallas, Texas 75219. Swank Group, LLC serves as the general partner of Swank Energy Income Advisors, L.P. (“Advisor”) and may direct the Advisor to direct the vote and disposition of the 928,865 shares of common stock of Penn Octane held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively “Swank Funds”). The Advisor is the general partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Swank, may direct the vote and disposition of the 928,865 shares of common stock of Penn Octane held by the Swank Funds.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of March 8, 2006 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. Except as noted, the address of each person is c/o Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class of Common Stock

Jerome B. Richter (2)	3,978,365	25.47

Emmett M. Murphy (3)	1,327,200	8.47

Richard Shore, Jr. (4)	779,737	4.79

Stewart J. Paperin (5)	175,200	1.12

Harvey L. Benenson (6)	125,000	*

Charles C. Handly (7)	78,358	*

Jerry L. Lockett (8)	74,582	*

Ian T. Bothwell (9)	48,358	*

All Directors and Named Executive Officers as a group (8 persons) (10)	6,586,800	38.90
______________

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 8, 2006, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
335 Tomahawk Drive, Palm Desert, California 92211. Includes 37,850 shares of Common Stock owned by Mr. Richter’s spouse and 96,715 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3)
201 Main Street, Suite 1555, Fort Worth, Texas 76102. Mr. Murphy, who became a director of the Company in November 2001, is the president of Paradigm Capital Corporation, a Texas corporation, which, in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced common stock is owned of record by The Apogee Fund; beneficial ownership of such securities is attributed to Mr. Murphy by reason of his voting and disposition power with respect to The Apogee Fund assets. Includes 145,000 shares of common stock issuable upon exercise of common stock purchase warrants granted to Mr. Murphy.

(4)	Includes 763,737 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(5)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7)	Includes 58,358 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8)	Includes 48,358 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(9)	Includes 48,358 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(10)	Includes 1,410,525 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

Equity Compensation Plans

The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3) (per share)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,918,737	$1.33	495,000(1)
Equity compensation plans not approved by security holders (2)	288,750	$0.92	-

Total	2,207,487	$1.28	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.
(2)	Penn Octane was not required to obtain shareholder approval for these securities.
(3)	Where applicable, exercise prices adjusted for the Spin-Off.

Item 13.	Certain Relationships and Related Transactions.

During April 1997, Mr. Richter exercised warrants to purchase 2,200,000 shares of common stock of Penn Octane, at an exercise price of $1.25 per share. The consideration for the exercise of the warrants included $22,000 in cash and a $2,728,000 promissory note. The note was due on April 11, 2000. On April 11, 2000, Mr. Richter issued a new promissory note totaling $3,196,693 (“Mr. Richter’s Promissory Note”), representing the total unpaid principal and unpaid accrued interest at the expiration of the original promissory note. During September 1999, the Board of Directors of the Company agreed to offset interest due on Mr. Richter’s Promissory Note in consideration for providing collateral and personal guarantees of Company debt. The principal amount of the note plus accrued interest at an annual rate of 10.0%, except as adjusted for above, was due on April 30, 2001. In November 2001 the Company extended the due date to October 31, 2003 and the interest was adjusted to the prime rate on November 7, 2001 (5.0%). In July 2002 the Company extended the due date to July 29, 2005 and the interest rate was adjusted to the prime rate plus 1% on July 24, 2002 (5.75%). In connection with the extension, the Company agreed in Mr. Richter’s employment agreement to continue to forgive any interest due from Mr. Richter pursuant to Mr. Richter’s Promissory Note, provided that Mr. Richter guarantees at least $2,000,000 of the Company’s indebtedness during any period of that fiscal year of the Company. Furthermore, the Company agreed to forgive Mr. Richter’s Promissory Note in the event that either (a) the share price of Penn Octane’s common stock trades for a period of 90 days at a blended average price equal to at least $6.20, or (b) the Company is sold for a price per share (or an asset sale realizes revenues per share) equal to at least $6.20. Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him (see note S to the consolidated financial statements). Those shares and units were subsequently pledged to the holders of certain of the Company’s debt obligations.

Beginning in August 2002 through May 2005, the Company employed Lon Richter, son of Jerome B. Richter. Lon Richter was employed as the director of information systems at an annual salary of approximately $96,000.

During July 2003, Mr. Bracamontes resigned from his position as a director and officer of the Company. In connection with his resignation the Company agreed to (i) forgive the remaining balance of his $498,000 promissory note derived in connection with his previous exercise of warrants to purchase 200,000 shares of common stock of Penn Octane, (ii) forgive the remaining balance of his wife’s $46,603 promissory note to the Company, (iii) issue 21,818 shares of Penn Octane’s common stock (valued at approximately $75,000), and (iv) make certain payments of up to $500,000 based on the success of future projects (Mr. Richter agreed to guarantee these payments with 100,000 of his shares of the common stock of Penn Octane). Mr. Bracamontes continued to provide services and the Company paid Mr. Bracamontes $15,000 a month through March 31, 2004. Simultaneously, Mr. Bracamontes sold his 90% interest in Tergas, S.A. de C.V. (“Tergas”), a consolidated affiliate of the Company, to another officer of the Company, Mr. Vicente Soriano, who collectively owns a 95% interest in Tergas. The remaining balance is owned by Mr. Abelardo Mier, a consultant of the Company. The Company has an option to acquire Tergas for a nominal price of approximately $5,000. The Company pays Tergas its actual cost for distribution services at the Matamoros Terminal Facility plus a small profit.

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

On September 10, 2000, the Board of Directors approved the repayment by a company controlled by Mr. Bothwell (the “Buyer”), a director and executive officer of the Company, of the $900,000 promissory note to the Company through the exchange of 78,373 shares of common stock of Penn Octane owned by the Buyer, which were previously pledged to the Company in connection with the promissory note. The exchanged shares had a fair market value of approximately $556,000 at the time of the transaction resulting in an additional loss of $84,000. The remaining note had a balance of $214,355 and was collateralized by compressed natural gas refueling station assets and 60,809 shares of Penn Octane’s common stock owned by the Buyer.

During October 2002, the Company agreed to accept the compressed natural gas refueling station assets with an appraised fair value of approximately $800,000 as payment for all notes outstanding at the time (with total principal amount of $652,759 plus accrued interest) owed to the Company by Mr. Bothwell, an executive officer and director of the Company.

In January 2002, the Company loaned Mr. Richter $200,000 due in one year. The Company had also made other advances to Mr. Richter of approximately $82,000 as of July 31, 2002, which were offset per his employment agreement against accrued and unpaid bonuses due to Mr. Richter. The note due from Mr. Richter in the amount of $200,000 plus accrued interest as of January 31, 2003, was paid through an offset against previously accrued bonus and profit sharing amounts due to Mr. Richter in January 2003.

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

Effective July 2002, the Company and Mr. Richter entered into a three year employment agreement. See “Executive Compensation - Employment Contracts” above. Mr. Richter resigned in May 2005.

Effective November 2002, the Company and Shore Capital entered into a consulting contract. See “Executive Compensation - Employment Contracts” above.

Effective May 13, 2003, the Company and Mr. Shore entered into a two-year employment agreement. See “Executive Compensation - Employment Contracts” above. Mr. Shore resigned in June 2005.

In July 2003, the Company formed Rio Vista Energy Partners L.P., a Delaware limited partnership (the “MLP”). Until September 2004, the MLP was a wholly owned subsidiary of the Company. In September 2004, the Company distributed 100% of the limited partner units in the MLP to the Company’s common stockholders (the “Spin-Off”), resulting in the MLP becoming an independent public company. The MLP has two subsidiaries, Rio Vista Operating Partnership L.P. (0.1% owned by Rio Vista Operating GP LLC and 99.9% owned by the MLP) and Rio Vista Operating GP LLC (wholly-owned by the MLP), the general partner of Rio Vista Operating Partnership L.P. As a result of the Spin-Off, Rio Vista Operating Partnership L.P. owns substantially all of the Company’s former pipeline and terminal assets in Brownsville, Texas and Matamoros, Mexico. The general partner of the MLP is Rio Vista GP LLC (the “General Partner”), which holds a 2% general partner interest in the MLP. The General Partner is currently a wholly-owned subsidiary of the Company, subject to the General Partner Options described below.

In connection with the Spin-Off, the Company granted to Mr. Richter and Shore Capital, LLC, options (the “General Partner Options”) to each purchase 25% of the limited liability company interests in the General Partner of the MLP. The exercise price for each of the General Partner Options is approximately $82,000. The Company will retain voting control of the General Partner pursuant to a voting agreement. To date, neither Mr. Richter nor Shore Capital, LLC has exercised the General Partner Options.

On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The interest rate on the extended note is the prime rate (7% as of December 31, 2005) plus 2%. The Company will continue to waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note I to the consolidated financial statements). Mr. Richter is personally liable with full recourse to the Company and has provided 1,000,000 shares of common stock of Penn Octane as collateral. As a result of the Spin-Off he is also required to provide 125,000 Common Units of Rio Vista owned by him. Those shares and units were subsequently pledged as collateral to the holders of certain of the Company’s debt obligations (see note I to the consolidated financial statements).

During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter shall serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and will provide the following services (the “Services”) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request. In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (the “Fees”) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note Q to the consolidated financial statements). Amounts expensed in (ii) above through December 31, 2005 totaled approximately $21,000. The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane. The term of this consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Item 14.	Principal Accountant Fees and Services.

The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended:

	July 31, 2004		December 31, 2005

Audit Fees	$317,897		$575,495
Audit - Related Fees (3)	$-		$63,225	(4)
Tax Fees (1)	$13,867		$121,220
All Other Fees	$240,083	(2)(3)	$9,530	(3)

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.
(2)	Includes $227,570 representing fees billed related to the Spin-Off.
(3)	Represents fees related to the Mexican subsidiaries of $12,513 for the year ended July 31, 2004 and $9,530 for the year ended December 31, 2005.
(4)	Represents fees related to the LPG Asset Sale.

The Company’s audit committee approves the engagement of its independent auditor to perform audit related services. The audit committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit related services. In determining the reasonableness of audit fees, the audit committee considers historical amounts paid and the scope of services to be performed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Penn Octane Corporation

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of July 31, 2004 and December 31, 2005

Consolidated Statements of Operations for the year ended July 31, 2003, year end July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005

Consolidated Statement of Stockholders' Equity for the year ended July 31, 2003, year end July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005

Consolidated Statements of Cash Flows for the year ended July 31, 2003, year end July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005

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

3.3
Certificate of the Designation, Powers, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, filed with the State of Delaware. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 10, 1999).

10.1*
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

10.3
Lease dated October 20, 1993 between Brownsville Navigation District of Cameron County, Texas and Registrant with respect to the Company’s land lease rights, including related amendment to the Lease dated as of February 11, 1994 and Purchase Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarterly period ended April 30, 1994 on February 25, 1994, SEC File No. 000-24394).

10.4
Lease Amendment dated May 7, 1997 between Registrant and Brownsville Navigation District of Cameron County, Texas. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.5
Lease dated September 1, 1993 between Seadrift Pipeline Corporation and Registrant with respect to the Company’s pipeline rights. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 1993 filed on March 7, 1994, SEC File No. 000-24394).

10.6
Lease Amendment dated May 21, 1997 between Seadrift Pipeline Corporation and the Registrant. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

10.7
Continuing Agreement for Private Letters of Credit dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.8
Promissory Note dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.9
General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.10
Guaranty and Agreement dated October 14, 1997 between RZB Finance LLC and Jerome Richter. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 file don November 13, 1997, SEC File No. 000-24394).

10.11
Amendment letter dated April 22, 1998 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1998 filed on June 15, 1998, SEC File No. 000-24394).

10.12
Lease/Installment Purchase Agreement dated November 24, 1998 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.13
Amendment No. 1, to the Lease/Installment Purchase Agreement dated November 25, 1999, dated January 7, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.14
Amendment, to Lease/Installment Purchase Agreement dated February 16, 1999 dated January 25, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.15
Lease/Installment Purchase Agreement dated February 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.16
Amendment No. 2, to Lease/Installment Purchase Agreement dated November 24, 1998 and to Lease/Installment Purchase Agreement dated January 7, 1999 dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.17
Agreement dated September 16, 1999 by and between CPSC International and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.18
Purchase, Sale and Service Agreement for Propane/Butane Mix entered into effective as of October 1, 1999 by and between Exxon Company, U.S.A. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.19
Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.20*
Transfer of Shares Agreement dated November 4, 1999 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed on December 14, 1999, SEC File No. 000-24394).

10.21*
Transfer of Shares Agreement dated November 4, 1999 between Juan Jose Navarro Plascencia and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 filed on December 14, 1999, SEC File No. 000-24394).

10.22
Addendum dated December 15, 1999 between CPSC International, Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000, filed on March 21, 2000, SEC File No. 000-24394).

10.23
Product Sales Agreement dated February 23, 2000 between Koch Hydrocarbon Company and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No. 000-24394).

10.24
First Amendment Line Letter dated May 2000 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000, filed on June 19, 2000, SEC File No. 000-24394).

10.25*
Promissory Note and Pledge and Security Agreement dated April 11, 2000 between Jerome B. Richter and the Registrant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.26*
Promissory Note and Pledge and Security Agreement dated March 25, 2000 between Jorge Bracamontes A. and the Registrant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.27*
Promissory Note and Pledge and Security Agreement dated March 26, 2000 between M.I. Garcia Cuesta and the Registrant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.28*
Promissory Note and Pledge and Security Agreement dated September 10, 2000, between Ian Bothwell and the Registrant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.29*
Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.30*
Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.31*
Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation form Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.32*
Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Jorge Bracamontes and the Company. (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.33
Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and the Company. (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.34
Promissory Share Transfer Agreement to purchase shares of Penn Octane de Mexico, S.A. de C.V. dated November 13, 2000, between Juan Jose Navarro Plascencia and Penn Octane International, L.L.C. (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.35
LPG sales agreement entered into as of March 1, 2002 by and between Penn Octane Corporation (“Seller”) and P.M.I. Trading Limited (“Buyer”). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, SEC File No. 000-24394).

10.36
Settlement agreement, dated as of March 1, 2002 by and between P.M.I. Trading Limited and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002, SEC File No. 000-24394).

10.37
Form of Amendment to Promissory Note (the “Note”) of Penn Octane Corporation (the “Company”) due December 15, 2002, and related agreements and instruments dated December 9, 2002 between the Company and the holders of the Notes. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

10.38*
Employee contract entered into and effective July 29, 2002, between the Company and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

10.39*
Equipment Acquisition Agreement effective October 18, 2002 by and between Penn Octane Corporation and Penn Wilson CNG, Inc., on the one hand, and B&A Eco-Holdings, Inc. and Ian T. Bothwell, on the other hand. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

10.40*
Bill of Sale dated October 18, 2002 between B&A Eco-Holdings, Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003 filed on March 20, 2003, SEC File No. 000-24394).

10.41*
Stock Purchase and Separation Agreement dated July 22, 2003 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on October 31, 2003, SEC File No. 000-24394).

10.42*
Supplement and Amendment to Stock Purchase of Separation Agreement dated September 12, 2003 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on November 3, 2003, SEC File No. 000-24394).

10.43*
Amended Supplement and Amendment to Stock Purchase of Separation Agreement dated October 2, 2003 between Jorge Bracamontes and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 filed on November 3, 2003, SEC File No. 000-24394).

10.44*
Employee contract entered into and effective May 13, 2003 between the Company and Richard Shore, Jr. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.45
Form of Amendment to Promissory Note (the “Note”) of Penn Octane Corporation (the “Company”) due December 15, 2003, and related agreements and instruments dated January 13, 2004, between the Company and the holders of the Notes. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.46
Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.47
Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.48
Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.49
Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC , Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.50
Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.51
Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.52*
Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.53*
Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Jerome B. Richter. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.54*
Rio Vista Energy Partners L.P. Unit option Agreement dated July 10, 2003 granted to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.55*
Penn Octane Corporation Common Stock Purchase Warrant dated October 1, 2004 granted to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.56
First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.57
Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.58*
Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.59
First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.60
Amended and Restated Line Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.61
Replacement Promissory Note dated September 15, 2004 by Penn Octane Corporation to RZB Finance LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.62
Consent Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.63
Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.64
Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.65
Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.66
General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.67
General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.68
Assignment of lease No. “2823” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.69
Assignment of lease No. “3165” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.70
Assignment of lease No. “3154” dated September 15, 2004 between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.71
Product Sales Agreement made and entered into the 9th day of December 2003 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P. (Incorporated by reference to the Company’s Transition Report on Form 10-Q for the transition period ended December 31, 2004 file don February 22, 2005, SEC File No. 000-24394).

10.72
Amendment to Product Sales Agreement made effective as of the 28th day of January 2005 by and between Penn Octane Corporation and Koch Hydrocarbon, L.P. (Incorporated by reference to the Company’s Transition Report on Form 10-Q for the transition period ended December 31, 2004 filed on February 22, 2005, SEC File No. 000-24394).

10.73*	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2006, SEC File No. 000-24394).

10.74*
Rio Vista Energy Partners L.P. 2005 Equity Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2005, SEC File No. 000-24394).

10.75
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

10.76
Purchase and Sale Agreement dated as of August 15, 2005 between Penn Octane Corporation and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

10.77
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.78
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.79
Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.80
Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.81
Agreement dated as of November 15, 2005 by and between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.82
Form of Amendment of Promissory Note(s) of Penn Octane Corporation due December 15, 2005 and Related Agreements dated September 30, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.83
Form of Escrow Agreement dated as of September 30, 2005 by and between Jerome B. Richter, Penn Octane Corporation and the Noteholders of Promissory Notes of Penn Octane due on December 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

14.1	Code of Conduct of the Registrant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

10.84
Fourth Amendment to Purchase, Sale and Service Agreement for Propane/Butane Mix made and extend into effective March 1, 2006 by and between Exxon Mobil Gas and Power Marketing Company and Penn Octane Corporation.

10.85	Amendment No. 1 to Purchase and Sale Agreement between Rio Vista Operating Partnership L.P., Penn Octane International, LLC and TransMontaigne Product Services Inc., dated January 26, 2006.

10.86	Amendment No. 1 to Purchase and Sale Agreement between Penn Octane Corporation and TransMontaigne Product Services Inc., dated January 26, 2006.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d - 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

* indicates management contract or compensatory plan or arrangement.

All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Penn Octane will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of a request) together with a request addressed to Ian T. Bothwell, Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California 92211.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN OCTANE CORPORATION

	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Vice President, Treasurer, Assistant Secretary,
April 6, 2006		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles C. Handly	Charles C. Handly
	President , Chief Executive Officer	April 6, 2006

/s/Ian T. Bothwell	Ian T. Bothwell	April 6, 2006
Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/Jerry Lockett	Jerry Lockett	April 6, 2006
Vice President and Secretary

/s/Stewart J. Paperin	Stewart J. Paperin	April 6, 2006
Director

/s/Harvey L. Benenson	Harvey L. Benenson	April 6, 2006
Director

/s/Emmett M. Murphy	Emmett M. Murphy	April 6, 2006
Director