Form 10-Q
period 2006-03-31
PENN OCTANE CORP
filed 2006-05-22
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Common Stock, par value $.01 per share, outstanding on May 8, 2006 was 15,522,745.

PENN OCTANE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of March 31, 2006, the consolidated statements of operations and the consolidated statement of cash flows for the three months ended March 31, 2005 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements.

Our auditors’ report on the Company’s financial statements as of December 31, 2005 included an explanatory paragraph referring to the matters discussed in Note T of those financial statements which raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note L to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
May 2, 2006

Part I
Item 1.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	March 31, 2006
Current Assets		(Unaudited)
Cash	$299,597	$264,278
Restricted cash	5,657,623	3,527,582
Trade accounts receivable (less allowance for doubtful accounts of $0)	12,470,891	10,682,909
Inventories	2,878,268	2,736,625
Prepaid expenses and other current assets	100,272	185,090
Total current assets	21,406,651	17,396,484
Property, plant and equipment - net	14,983,247	14,738,958
Lease rights (net of accumulated amortization of $818,207 and $829,656 at December 31, 2005 and March 31, 2006)	335,832	324,383
Other non-current assets	31,089	32,182
Total assets	$36,756,819	$32,492,007

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2005	March 31, 2006
Current Liabilities		(Unaudited)
Current maturities of debt obligations	$3,015,054	$2,550,054
Revolving line of credit	560,283	4,715,789
LPG and Fuel Products trade accounts payable	16,888,320	8,975,208
Other accounts payable	1,770,656	1,871,160
U.S. and foreign taxes payable	21,045	-
Accrued liabilities	2,184,168	2,438,644
Total current liabilities	24,439,526	20,550,855
Long-term debt, less current maturities	10,387	9,089
Minority interest in Rio Vista Energy Partners L.P.	11,955,005	11,738,569
Commitments and contingencies	-	-
Stockholders' Equity
Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and March 31, 2006	-	-
Series B - Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and March 31, 2006	-	-
Common stock - $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,522,745 shares issued and outstanding at December 31, 2005 and March 31, 2006	155,227	155,227
Additional paid-in capital	28,741,122	28,865,793
Note receivable from a former officer of the Company for exercise of warrants, less reserve of $1,500,000 and $1,500,000 at December 31, 2005 and March 31, 2006	(1,696,693)	(1,696,693)
Accumulated deficit	(26,847,755)	(27,130,833)
Total stockholders' equity	351,901	193,494
Total liabilities and stockholders' equity	$36,756,819	$32,492,007

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2006
Revenues	$59,726,894	$69,328,264
Cost of goods sold	57,337,945	68,059,624
Gross profit	2,388,949	1,268,640
Selling, general and administrative expenses
Legal and professional fees	447,426	387,343
Salaries and payroll related expenses	648,450	554,206
Other	520,427	498,023
	1,616,303	1,439,572

Operating income (loss)	772,646	(170,932)
Other income (expense)
Interest and LPG and Fuel Products financing expense	(391,942)	(354,010)
Interest income	4,363	9,461
Minority interest in (earnings) loss of Rio Vista Energy Partners L.P.	(169,045)	246,328
Income (loss) before taxes	216,022	(269,153)
Provision for income tax	19,610	13,925
Net income (loss)	$196,412	$(283,078)

Net income (loss) per common share	$0.01	$(0.02)
Net income (loss) per common share assuming dilution	$0.01	$(0.02)
Weighted average common shares outstanding	15,422,120	15,522,745

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$196,412	$(283,078)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	255,986	250,666
Amortization of lease rights	11,449	11,449
Amortization of loan discount related to detachable warrants	81,846	22,104
Share-based payment expense	-	132,459
Minority interest in loss of Rio Vista Energy Partners L.P.	169,045	(246,328)
Changes in current assets and liabilities:
Trade accounts receivable	(1,836,411)	1,787,982
Inventories	1,474,610	141,643
Prepaid expenses and other current assets	(119,431)	(84,818)
LPG and Fuel Products trade accounts payable	(5,946,882)	(7,913,112)
Other accounts payable and accrued liabilities	783,431	354,980
U.S. and Foreign taxes payable	(20,146)	(21,045)
Net cash (used in) operating activities	(4,950,091)	(5,847,098)
Cash flows from investing activities:
Capital expenditures	(6,999)	(6,377)
(Increase) decrease in other non-current assets	(770)	(1,093)
Net cash used in investing activities	(7,769)	(7,470)
Cash flows from financing activities:
(Increase) decrease in restricted cash	683,811	2,130,041
Revolving credit facilities	4,421,587	4,155,506
Issuance of common stock	97,750	-
Distributions paid by Rio Vista Energy Partners L.P. to limited partners	(477,664)	-
Reduction in debt	(1,298)	(466,298)
Net cash provided by financing activities	4,724,186	5,819,249
Net decrease in cash	(233,674)	(35,319)
Cash at beginning of period	374,567	299,597
Cash at end of period	$140,893	$264,278

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest and LPG and Fuel Products financing expense	$303,044	$457,109
Supplemental disclosures of noncash transactions:
Equity-common stock and warrants issued and other	$108,450	$-
Note issued for software	$55,463	$-

The accompanying notes and accountants’ report are an integral part of these statements.

 Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION

Penn Octane Corporation, formerly known as International Energy Development Corporation, was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries, including Rio Vista Energy Partners, L.P. and its subsidiaries, are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG) and the sale of gasoline and diesel fuel (Fuel Products). The Company owns and operates terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility. The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility. In connection with the Company’s lease agreement for the Leased Pipeline, the Company has access to storage in Markham, Texas (Markham) which has a capacity of up to approximately 21,000,000 gallons of storage, as well as other potential propane pipeline suppliers, via approximately 155 miles of pipeline located between Markham and the Exxon King Ranch Gas Plant.

The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company’s primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 56.6% of the Company’s total revenues and 100% of the Company’s LPG revenues for the three months ended March 31, 2006. The Company’s gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 43.4% of total revenues for the three months ended March 31, 2006.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include Penn Octane and its U. S. subsidiaries including PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, including Penn Octane International, L.L.C., Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and Penn Octane’s other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of March 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2006 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2006, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2006, the unaudited consolidated results of operations for the three months ended March 31, 2005 and 2006 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2006.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants):

	For the three months ended March 31, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$196,412
Basic EPS
Net income (loss) available to common stockholders	196,412	15,422,120	$0.01
Effect of Dilutive Securities
Warrants	-	78,291
Diluted EPS
Net income (loss) available to common stockholders	$196,412	15,500,411	$0.01

	For the three months ended March 31, 2006
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(283,078)
Basic EPS
Net income (loss) available to common stockholders	(283,078)	15,522,745	$(0.02)
Effect of Dilutive Securities
Warrants	-	-
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - SHARE-BASED PAYMENT

During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the quarter ended March 31, 2006, the Company recorded share-based payment expense of $132,459 under the fair-value provisions of SFAS 123R. The Company utilizes share-based awards as a form of compensation for employees, officers and directors.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income, and net income per common share would have been as follows for the three months ended March 31, 2005:

Net income (loss), as reported	$196,412
Add: Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,443)
Net income (loss), pro forma	$161,969

Net income (loss) per common share, as reported	$0.01
Net income (loss) per common share, pro forma	$0.01
Net income (loss) per common share assuming dilution, as reported	$0.01
Net income (loss) per common share assuming dilution, pro forma	$0.01

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note K). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

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

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (SEC) on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for the Company gives effect to the LPG Asset Sale. The unaudited pro forma consolidated balance sheet assumes that the LPG Asset Sale was consummated on March 31, 2006. The unaudited pro forma consolidated statement of operations for the three months ended March 31, 2006 assumes that the LPG Asset Sale was consummated as of January 1, 2006.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	As Reported March 31, 2006	Pro Forma Adjustments		Pro Forma March 31, 2006
ASSETS
Current Assets
Cash	$264,278	$27,500,000	(1)	$24,897,659
		(1,325,612	)(1)
		(333,453	)(1)
		(1,207,554	)(3)
Restricted cash	3,527,582			3,527,582
Trade accounts receivable	10,682,909			10,682,909
Inventories	2,736,625	(1,733,979	)(1)	1,002,646
Prepaid expenses and other current assets	185,090			185,090

Total current assets	17,396,484	22,899,402		40,295,886
Property, plant and equipment— net	14,738,958	(14,674,870	)(1)	64,088
Lease rights— net	324,383	(324,383	)(1)	-
Other non-current assets	32,182	—		32,182

Total assets	$32,492,007	$7,900,149		$40,392,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2,550,054	$(1,085,000	)(3)	$165,054
		(1,300,000	)(3)
Revolving line of credit	4,715,789			4,715,789
LPG and Fuel Products trade accounts payable	8,975,208	(546,813	)(1)	8,428,395
U.S. and foreign taxes payable	-	1,500,000	(5)	1,500,000
Other accounts payable	1,871,160	—		1,871,160
Accrued liabilities	2,438,645	(122,555	)(3)	2,107,025
		(333,453	)(1)
		(25,612	)(1)
		150,000	(4)

Total current liabilities	20,550,856	(1,763,433)		18,787,423
Long term debt, less current maturities	9,089	—		9,089
Minority interest in Rio Vista Energy Partners L.P.	11,738,569	3,464,219	(6)	15,202,788
Stockholders’ Equity
Common stock	155,227	—		155,227
Additional paid in capital	28,865,793	—		28,865,793
Notes receivable from a former officer of the Company	(1,696,693)	477,120	(7)	(1,219,573)
Accumulated deficit	(27,130,834)	11,313,582	(1)	(21,408,591)
		(150,000	)(4)
		(1,500,000	)(5)
		(3,464,219	)(6)
		(477,120	)(7)

Total stockholders’ equity	193,493	6,199,363		6,392,856

Total liabilities and stockholders’ equity	$32,492,007	$7,900,149		$40,392,156

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	As Reported March 31, 2006	Pro Forma Adjustments		Pro Forma March 31, 2006

Revenues	$69,328,264	$(39,237,102	)(2)	$30,091,162

Cost of Goods Sold	68,059,624	(38,494,747	)(2)	29,564,877

Gross Profit	1,268,640	(742,355)		526,285

Selling, general and administrative expenses
Legal and professional fees	387,343	(70,787	)(2)	316,556
Salaries and payroll related expenses	554,206	(30,000	)(2)	524,206
Other	498,023	(45,703	)(2)	452,320
	1,439,572	(146,490)		1,293,082

Operating income (loss)	(170,932)	(595,865)		(766,797)

Other income (expense)
Interest and LPG and Fuel Products financing expense	(354,010)	269,036		(84,974)
Interest income	9,461	(740	)(2)	8,721
Gain on LPG Asset Sale	-	10,567,223	(1)	10,031,363
		(535,860	)(7)
Minority interest in earnings or loss of Rio Vista Energy Partners L.P.	246,328	(2,949,800	)(6)	(2,703,472)
Income (loss) before taxes	(269,153)	6,753,994		6,484,841

Provision for income taxes	13,925	1,500,000	(5)	1,513,925

Net income (loss)	$(283,078)	$5,253,994		$4,970,916

Net income (loss) per common share	$(0.02)			$0.32

Net income (loss) per common share assuming dilution	$(0.02)			$0.32

Weighted average common shares outstanding	15,522,745			15,522,745

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
Notes to Pro Forma Unaudited Consolidated Financial Information
March 31, 2006
(Unaudited)

(1)
To reflect the LPG Asset Sale, including net proceeds received, the payment by Rio Vista of the Mexican subsidiaries net working capital deficit estimated at $333,000, the payment of the TransMontaigne Note including accrued interest and the resulting gain. This amount does not assume any reductions to the purchase price other than in connection with the Mexican subsidiaries net working capital deficit as provided for in the PSA’s. (See adjustments 4, 5 and 7 below which are related to the sale).

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)	To reflect the payment of outstanding promissory notes including accrued interest which are collateralized by the LPG assets and refined products assets sold.

(4)	To accrue for estimated expenses associated with the LPG Asset Sale.

(5)	To accrue for federal and state taxes estimated to result from the LPG Asset Sale.

(6)	To record minority interest in the equity in the earnings of Rio Vista in connection with the LPG Asset Sale.

(7)	To accrue fee to Jerome B. Richter on the LPG Asset Sale and offset against receivables from Mr. Richter (see note J).

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	March 31,
	2005	2006
LPG:
Midline pump station (b)	$2,326,985	$2,326,985
Brownsville Terminal Facility: (a)
Building	173,500	173,500
Terminal facilities	3,631,207	3,631,207
Tank Farm	373,945	373,945
Leasehold improvements	318,807	318,807
Equipment	226,285	226,285
Truck	25,968	25,968
	7,076,697	7,076,697
US - Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	6,914,770	6,919,045
Mexico Pipelines and Rights of Way	993,300	993,300
Matamoros Terminal Facility	5,874,781	5,874,781
Land	705,358	705,358
	14,488,209	14,492,484
Total LPG	21,564,906	21,569,181
Other:
Office equipment (b)	108,487	110,589
Software (b)	57,163	57,163
	165,650	167,752
	21,730,556	21,736,933
Less: accumulated depreciation and amortization	(6,747,309)	(6,997,975)
	$14,983,247	$14,738,958

(a)	Rio Vista assets
(b)	Penn Octane and Subsidiaries other than Rio Vista
(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

Property, plant and equipment, net of accumulated depreciation, includes $5,327,098 and $5,224,353 of costs located in Mexico at December 31, 2005 and March 31, 2006, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	December 31, 2005		March 31, 2006
	Gallons	LCM	Gallons	LCM
LPG:
Leased Pipeline	1,175,958	$1,266,040	1,175,958	$1,089,690
Brownsville Terminal Facility and Matamoros Terminal Facility	349,564	376,342	306,215	283,749
Markham Storage and other	33,535	36,104	389,086	360,540
	1,559,057	1,678,486	1,871,259	1,733,979

	687,115	1,199,782	502,398	1,002,646

Fuel Products		$2,878,268		$2,736,625

NOTE G - DEBT OBLIGATIONS

Debt obligations are as follows:	December 31, 2005	March 31, 2006
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
Restructured Notes and $280,000 Notes	1,550,000	1,085,000
TransMontaigne Note (see note D)	1,300,000	1,300,000
Other debt	37,941	36,643
Total debt	3,025,441	2,559,143
Less: Current maturities	3,015,054	2,550,054
Long-term debt	$10,387	$9,089

The Restructured Notes and the $280,000 Notes (collectively the Notes) have a face value of $1,085,000, bear interest at an annual rate of 16.5%, and were due December 15, 2005. The Notes are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Jerome B. Richter, former chairman of the board and chief executive officer of the Company, has also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter including 1,000,000 shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.

On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to be paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (Deferred Interest). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver 250,000 Common Units of Rio Vista (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D). The 250,000 Common Units of Rio Vista referenced above have not yet been delivered.

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

During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension, the Company recorded additional interest expense of approximately $22,000.

During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.

NOTE H - STOCKHOLDERS’ EQUITY

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

Note Receivable from a Former Officer of the Company

The note receivable from Mr. Richter, in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note G). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1,800,000. Accordingly, the Company began accruing interest and reserving the interest on Mr. Richter’s note.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - OPTIONS AND WARRANTS OF RIO VISTA

General Partner Options

Penn Octane’s 100% interest in the General Partner may be decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former president of the Company, and by Mr. Richter of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option is approximately $82,000. The options expire on July 10, 2006. Following the exercise of any of the General Partner Options, Penn Octane will retain voting control of the General Partner pursuant to a voting agreement.

Common Unit Warrants

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES

Credit Facility, Letters of Credit and Other

As of March 31, 2006, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company is required to pay a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at March 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at March 31, 2006 totaled approximately $11,200,000 of which approximately $9,400,000 represents March 2006 purchases and approximately $1,800,000 represents April 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $3,000,000 at March 31, 2006). At March 31, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other - Continued

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2006, such taxes in the amount of approximately $960,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $467,000 which is included in restricted cash in the Company’s balance sheet at March 31, 2006.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $203,301 and $239,768 for the three months ended March 31, 2005 and 2006, respectively.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters. The General Partner has a right to receive a distribution corresponding to its 2% general partnership interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May, 2005.

Partnership Tax Treatment

Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Partnership Tax Treatment - Continued

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

The Partnership’s significant basis differences between the tax bases and the financial statement bases of the Company’s asset and liabilities are the cost basis and depreciation differences of the Company’s depreciable assets and deferred interest costs on unexercised warrants. The net reversal of cost basis and depreciation differences varies considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred interest cost for tax purposes is $1,408,000. Interest expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.

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

The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs seek unspecified monetary damages. On December 28, 2005, Penn Octane, Rio Vista and Rio Vista’s subsidiaries filed a motion for removal of the case in the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2006, the U.S. District Court denied a motion by the plaintiffs to remand the case to state court and dismissed the case as to defendants other than Penn Octane Corporation. The court found that the plaintiffs failed to provide factual allegations sufficient to establish a possibility of recovery against Rio Vista or its subsidiaries. The plaintiffs filed a motion for reconsideration in which they added a new allegation that Rio Vista and its subsidiaries failed to properly odorize the LPG before the accident. Because of the new allegation by the plaintiffs, the U.S. District Court on May 2, 2006 reinstated Rio Vista and its subsidiaries as defendants and remanded the case to the Cameron County, Texas state court. In its remand order, the U.S. District Court noted that it had not found that the conduct of Rio Vista and its subsidiaries caused the injuries of the plaintiffs, but only that plaintiffs had made sufficient allegations to reinstate the Rio Vista defendants and return the case to state court. Penn Octane and Rio Vista believe that there is no factual basis to support the new allegation by the plaintiffs.

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

In October 2005 in a case captioned Rio Vista Operating Partnership L.P. vs. J. Guajardo, Jr. Farms, Inc., the Special Commissioners appointed by the District Court of Cameron County, Texas awarded $100,000 to a land owner in connection with the acquisition of a right of way by the Company. The $100,000 was deposited into the Registry of the Court on November 17, 2006. The Company is currently appealing the $100,000 award. Subsequently the land owner has filed an inverse condemnation action against both Rio Vista and Penn Octane seeking damages of $1,800,000. In response to the Company’s motion, the Court granted partial summary judgment in favor of the Company, holding that there are no compensable damages arising from an inverse condemnation.

The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the PMI Agreement (see Note K). Amounts expensed pursuant to (ii) above through March 31, 2006 totaled approximately $5,000.

The companies may, in their discretion, offset the amount of any Fees due and payable to Mr. Richter against any amounts owed (whether or not then due or payable) by Mr. Richter to the Company, including without limitation, any amounts owed by Mr. Richter to Penn Octane pursuant to his promissory note payable to Penn Octane.

The term of Mr. Richter’s consulting agreement shall continue until the earlier of November 26, 2006 or termination of the agreement upon 30 days written notice to the other party.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance limit.

NOTE K - CONTRACTS

LPG Sales to PMI

PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (PMI Agreement). The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months January 2006 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

On March 31, 2006, the PMI Agreement expired. During the month of April 2006, the Company sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.

On April 28, 2006, the Company received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (Term). The PMI Confirmation remains subject to execution of a definitive written agreement between Rio Vista and PMI. The PMI Confirmation provides that PMI does not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the PMI Confirmation.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - CONTRACTS - Continued

LPG Sales to PMI - Continued

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. The following table sets forth the minimum monthly volume of LPG contained in the PMI Confirmation.

Month	Minimum Volume
(gallons)

May 2006	4,500,000

June 2006	4,500,000

July 2006	4,500,000

August 2006	4,500,000

September 2006	4,500,000

October 2006	8,100,000

November 2006	8,100,000

December 2006	9,000,000

January 2007	9,000,000

February 2007	8,100,000

March 2007	8,100,000

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI totaled approximately $39,237,000 for the three months ended March 31, 2006, representing approximately 56.6% of total revenues for the period.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - CONTRACTS - Continued

LPG Supply Agreements

Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the three months ended March 31, 2006, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9,356,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the three months ended March 31, 2006, has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $ 1,085,000 are still outstanding and have not been extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation. Assuming that the LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the PMI Confirmation will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the PMI Confirmation is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Also, Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of May 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during May 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to Rio Vista’s unitholders during the Term of the PMI Confirmation.

In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the PMI Confirmation, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations, and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Because the LPG Asset Sale has not closed, management (i) is seeking to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) is seeking to maintain the amount of financing for its products and operations, and (iii) is seeking to reduce supply costs and operating expenses. In the event that the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. (“Rio Vista”) and its subsidiaries are collectively hereinafter referred to as the “Company”.

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2006) refer to the Company's fiscal year ended December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG Asset Sale, the PMI Confirmation, cash distributions, “Qualifying Income”, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution you, however, that the risks contained in this report may not include all material risks facing the Company.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (“PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provide for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility and refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, 100% of the outstanding stock of Mexican subsidiaries and affiliate, which in turn own pipelines and the Matamoros Terminal Facility, including land and rights of way, and assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note K to the unaudited consolidated financial statements). Penn Octane’s agreement with TransMontaigne does not include any assets related to the Fuel Sales Business. The purchase price is $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista. The purchase price may be reduced as provided for in the PSA’s.

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

In connection with the LPG Asset Sale, Penn Octane filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Penn Octane’s stockholders. On October 26, 2005, Penn Octane held a special meeting of stockholders at which the stockholders approved the LPG Asset Sale.

In connection with the LPG Asset Sale, Rio Vista filed a definitive proxy statement with the SEC on September 27, 2005 pursuant to the requirement to obtain approval for the LPG Asset Sale from Rio Vista’s unitholders. In addition, in order to permit Rio Vista’s continued existence following the LPG Asset Sale, Rio Vista’s proxy statement contained a proposal to amend a provision in its partnership agreement to remove the requirement to dissolve upon a sale of all or substantially all of its assets. On October 26, 2005, Rio Vista held a special meeting of unitholders at which the unitholders approved the LPG Asset Sale and the amendment to its partnership agreement.

If the LPG Asset Sale is completed, Penn Octane intends to use a portion of its proceeds to pay off the Restructured Notes and $280,000 Notes (collectively the “Notes”) plus accrued interest. In addition, Penn Octane estimates that it may have a federal tax liability in connection with the sale of its assets. The remaining proceeds will be available to Penn Octane to fund working capital requirements and to pursue transactions intended to enhance stockholder value. Penn Octane intends to continue to operate its Fuel Sales Business.

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

Overview

The Company has been principally engaged in the purchase, transportation and sale of LPG for distribution into northeast Mexico and the sale of Fuel Products. To the extent that Penn Octane purchases quantities of LPG under its supply contracts in excess of LPG sold to PMI, the Company sells the excess LPG to U.S. and other customers.

During the three months ended March 31, 2006, the Company derived 56.6% of its total revenues and 100% of LPG revenues from sales of LPG to PMI, its primary customer.

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

During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $30.1 million for the three months ended March 31, 2006 which represents approximately 43.4% of total revenues.

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

LPG Sales

The following table shows the Company's volume sold in gallons and average sales price for LPG for the three months ended March 31, 2005 and 2006;

	Three months ended March 31, 2005	Three months ended March 31, 2006
Volume Sold

LPG (millions of gallons) - PMI	32.3	38.3
LPG (millions of gallons) - Other	3.6	-
	35.9	38.3

Average sales price

LPG (per gallon) - PMI	$0.88	$1.02
LPG (per gallon) - Other	0.72	-

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

Fuel Sales Business

The following table shows the Company's volume sold and delivered in gallons and average sales price for Fuel Products for the three months ended March 31, 2005 and 2006;

	Three months ended March 31, 2005	Three months ended March 31, 2006
Volume Sold
Fuel Products (millions of gallons)	18.8	15.2
Average sales price
Fuel Products (per gallon)	$1.53	$1.98

Results of Operations

The following summarizes the gross profit among the Company’s LPG and Fuel Sales Business for the three months ended March 31, 2005 and 2006. All amounts are in thousands.

	For the three months ended March 31, 2005
	LPG	Fuel Sales	Total

Revenues	$30,970	$28,757	$59,727

Cost of goods sold	29,381	27,957	57,338

Gross profit (loss)	$1,589	$800	$2,389

	For the three months ended March 31, 2006
	LPG	Fuel Sales	Total

Revenues	$39,237	$30,091	$69,328

Cost of goods sold	38,495	29,565	68,060

Gross profit	$742	$526	$1,268

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006, were $69.3 million compared with $59.7 million for the three months ended March 31, 2005, an increase of $9.6 million or 16.1%. Of this increase, $4.7 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended March 31, 2006, $6.1 million was attributable to increased volumes of LPG sold to PMI during the three months ended March 31, 2006, and $8.4 million was attributable to increases in average sales prices of Fuel Products sold during the three months ended March 31, 2006, partially offset by $2.6 million attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended March 31, 2006 and $7.1 million attributable to decreased volumes of Fuel Products sold during the three months ended March 31, 2006.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2006 was $68.1 million compared with $57.3 million for the three months ended March 31, 2005, an increase of $10.7 million or 18.7%. Of this increase, $5.7 million was attributable to increases in the average costs of LPG sold to PMI during the three months ended March 31, 2006, $5.8 million was attributable to increased volumes of LPG sold to PMI during the three months ended March 31, 2006, $8.5 million was attributable to increases in average costs of Fuel Products sold during the three months ended March 31, 2006, and $0.3 million was attributable to increases in other direct costs associated with the LPG and Fuel Sales Business during the three months ended March 31, 2006, partially offset by $6.9 million attributable to decreased volumes of Fuel Products sold during the three months ended March 31, 2006 and $2.6 million attributable to decrease volumes of LPG sold to customers other than PMI during the three months ended March 31, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.4 million for the three months ended March 31, 2006, compared with $1.6 million for the three months ended March 31, 2005. The decrease was principally attributable to reduced professional fees and payroll related costs during the three months ended March 31, 2006.

Other income (expense). Other expense was $(0.1) million for the three months ended March 31, 2006, compared with other expense of $(0.6) million for the three months ended March 31, 2005. The decrease in other expense was due primarily to an increase in the minority interest in the losses of Rio Vista of $0.4 million during the three months ended March 31, 2006.

Liquidity and Capital Resources

General. The Company has a loss from operations for the three months ended March 31, 2006, has had an accumulated deficit since its inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $1.1 million are still outstanding and have not been extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the unaudited consolidated financial statements). The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation. Assuming that the LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the PMI Confirmation will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the PMI Confirmation is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Also, Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of May 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during May 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the PMI Confirmation.

In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the PMI Confirmation, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

The following summary table reflects comparative cash flows for the three months ended March 31, 2005 and 2006. All information is in thousands.

	Three months ended March 31, 2005	Three months ended March 31, 2006
Net cash (used in) operating activities	$(4,950)	$(5,847)
Net cash (used in) investing activities	(8)	(7)
Net cash provided by financing activities	4,724	5,819
Net (decrease) in cash	$(234)	$(35)

Sales to PMI. PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May of 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “PMI Agreement”). The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the PMI Agreement and the actual volumes purchased for the months January 2006 through March 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435

On March 31, 2006, the PMI Agreement expired. During the month of April 2006, the Company sold LPG to PMI under a monthly contract which provided for volumes of approximately 6.0 million gallons at prices similar to the PMI Agreement. During April 2006, PMI purchased approximately 6.0 million gallons.

On April 28, 2006, the Company received electronic confirmation (the “PMI Confirmation”) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (the “Term”). The PMI Confirmation remains subject to execution of a definitive written agreement between Rio Vista and PMI. The PMI Confirmation provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the PMI Confirmation.

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. The following table sets forth the minimum monthly volume of LPG contained in the PMI Confirmation.

Month	Minimum Volume
(gallons)
May 2006	4,500,000

June 2006	4,500,000

July 2006	4,500,000

August 2006	4,500,000

September 2006	4,500,000

October 2006	8,100,000

November 2006	8,100,000

December 2006	9,000,000

January 2007	9,000,000

February 2007	8,100,000

March 2007	8,100,000

All of Penn Octane’s and Rio Vista's assets are pledged as collateral for existing debt of Penn Octane. If the cash flow of Penn Octane or Rio Vista is not adequate to pay their obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid foreclosure by Penn Octane’s creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. Because Penn Octane’s and Rio Vista’s assets are pledged to Penn Octane’s creditors, Penn Octane and Rio Vista may be unable to obtain additional financing collateralized by its assets. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek alternatives as more fully described in reports on Form 10-K, Form 10-Q and Form 8-K of Penn Octane and Rio Vista as filed with the U.S. Securities and Exchange Commission.

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI totaled approximately $39.2 million for the three months ended March 31, 2006, representing approximately 56.6% of total revenues for the period.

LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the “Exxon Supply Contract”), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (the “Plant”) up to 13,900,000 gallons per month blended in accordance with required specifications (the “Plant Commitment”). For the three months ended March 31, 2006, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.4 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 43.4% of total revenues for the three months ended March 31, 2006.

Fuel Sales revenues totaled $30.1 million and cost of fuel and other direct operating expenses totaled $29.6 million during the three months ended March 31, 2006. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.

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

Credit Arrangements. As of March 31, 2006, Penn Octane had a $20.0 million credit facility with RZB Finance, LLC (“RZB”) for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at March 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at March 31, 2006 totaled approximately $11.2 million of which approximately $9.4 million represents March 2006 purchases and approximately $1.8 million represents April 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the “Assets”) are required to be in excess of borrowings and commitments (including restricted cash of approximately $3.0 million at March 31, 2006). At March 31, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the “Bonds”) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2006, such taxes in the amount of approximately $960,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $467,000 which is included in restricted cash in the Company’s balance sheet at March 31, 2006.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $203,301 and $239,768 for the three months ended March 31, 2005 and 2006, respectively.

If the LPG Asset Sale is completed, the Company expects that the RZB Credit Facility will be restructured and/or reduced.

The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of March 31, 2006. Where applicable, LPG prices are based on the March 31, 2006 monthly average as published by Oil Price Information Service.
		Payments due by Period
		(Amounts in Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt Obligations and Note Payable	$2.6	$2.6	$-	$-	$-
Operating Leases	7.7	1.1	2.0	1.9	2.7
LPG Purchase Obligations	541.0	144.2	288.5	108.3	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$551.3	$147.9	$290.5	$110.2	$2.7

		Amount of Commitment Expiration Per Period
		(Amounts in Millions)
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Lines of Credit	$4.7	$4.7	$-	$-	$-
Standby Letters of Credit	11.2	11.2	-	-	-
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$15.9	$15.9	$-	$-	$-

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005.

Rio Vista’s ability to make distributions will continue to be adversely impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders or pay any arrearages, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

The following is a reconciliation of Rio Vista’s consolidated net income to distributable cash flow for the three months ended March 31, 2005 and March 31, 2006.

	Three Months Ended
	March 31, 2005	March 31, 2006

Net income (loss)	$172,000	$(251,000)
Plus interest and LPG financing expense and taxes, net	119,000	145,000
Plus depreciation and amortization	205,000	200,000
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	496,000	94,000
Plus other non-cash expenses	-	8,000
Less cash interest, LPG financing expense and taxes, net	(61,000)	(122,000)
Distributable cash flow (deficit)	435,000	(20,000)
Distributable cash flow (deficit) applicable to general partner	(9,000)	-
Distributable cash flow (deficit) applicable to limited partners	$426,000	$(20,000)

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

Partnership Tax Treatment. See note J to the unaudited consolidated financial statements for discussion of partnership tax treatment.

Litigation. See note J to the unaudited consolidated financial statements for litigation discussion.

Consulting Agreement. See note J to the unaudited consolidated financial statements for discussion of Mr. Richter’s consulting agreement.

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

The Company at its own expense installed a mid-line pump station which included the installation of additional piping, meters, valves, analyzers and pumps along the Leased Pipeline to increase the capacity of the Leased Pipeline. The Leased Pipeline’s capacity is estimated to be between 300 million and 360 million gallons per year.

Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during 2006.

Mexican Operations. Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. The Company’s consolidated Mexican affiliate, Tergas, owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. The Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.

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

Note Receivable from a Former Officer of the Company

The note receivable from Mr. Richter, in the amount of $3.2 million, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1.7 million plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of June 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million (see Note G to the unaudited consolidated financial statements). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1.8 million. Accordingly, the Company began accruing interest and reserving the interest on Mr. Richter’s note.

Restructured Notes and $280,000 Notes.

The Restructured Notes and the $280,000 Notes (collectively the “Notes”) have a face value of $1.1 million, bear interest at an annual rate of 16.5%, and were due December 15, 2005. The Notes are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter has also pledged 2.0 million shares of common stock of Penn Octane owned by Mr. Richter including 1.0 million shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.

On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to be paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (the “Deferred Interest”). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest is paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity. Mr. Richter agreed that he would deliver 250,000 Common Units of Rio Vista (referred to above) to the collateral agent. The Company also agreed that it would not enter into any additional severance payment obligation in connection with the resignation of Mr. Richter until the Notes are fully paid. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D to the unaudited consolidated financial statements). The 250,000 Common Units of Rio Vista referenced above have not yet been delivered.

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

During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension, the Company recorded additional interest expense of approximately $22,000.

During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.

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

Common Unit Warrants. On March 9, 2005, the board of managers of the General Partner of Rio Vista, approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the Nasdaq Capital Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the Nasdaq Capital Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

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

Omnibus Agreement. In connection with the Spin-Off, Penn Octane entered into an Omnibus Agreement with Rio Vista that governs, among other things, indemnification obligations among the parties to the agreement, related party transactions and the provision of general administration and support services by Penn Octane.

The Omnibus Agreement prohibits Rio Vista from entering into any material agreement with Penn Octane without the prior approval of the conflicts committee of the board of managers of the General Partner. For purposes of the Omnibus Agreement, a material agreement is any agreement between Rio Vista and Penn Octane that requires aggregate annual payments in excess of $100,000.

The Omnibus Agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of the General Partner if the amendment would adversely affect the unitholders of Rio Vista. The Omnibus Agreement has an initial term of five years that automatically renews for successive five-year terms and, other than the indemnification provisions, will terminate if Rio Vista is no longer an affiliate of Penn Octane.

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

Rio Vista’s Guarantees

Debt Guarantee.  Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge all of its assets as collateral in connection with the RZB Credit Facility and other debt of the Company. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default exists, under the RZB Credit Facility.

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

Realization of Assets. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the three months ended March 31, 2006, has had an accumulated deficit since inception and has a deficit in working capital. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $720,000 were paid in December 2005 and February 2006. Notes totaling $ 1,085,000 and still outstanding and have not been extended. The LPG Asset Sale has not closed and the TransMontaigne Note may be due on the earlier of the time of closing or 120 days following demand by TransMontaigne (see note D to the unaudited consolidated financial statements). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The minimum volumes and applicable margins contained in the PMI Confirmation are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the PMI Confirmation. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation. Assuming that the LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the PMI Confirmation will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the PMI Confirmation is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Also, Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of May 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during May 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to its unitholders during the Term of the PMI Confirmation.

In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the PMI Confirmation, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations, and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

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

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the LPG Asset Sale. Because the LPG Asset Sale has not closed, management (i) is seeking to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) is seeking to maintain the amount of financing for its products and operations, and (iii) is seeking to reduce supply costs and operating expenses. In the event that the LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

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

Share-based payment - The Company accounts for share-based payment using the provisions of SFAS 123R (fair value method).

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

The Company’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of the Company’s disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of March 31, 2006. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures and internal controls are effective.

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

PART II

Item 1.	Legal Proceedings

See note J to the Company’s unaudited consolidated financial statements included in this Report.

Item 1A.	Risk Factors

Business Factors. Beginning with the expiration of the LPG sales contract with PMI effective March 31, 2004 and continuing through the PMI Confirmation entered into with PMI effective May 1, 2006, the Company has experienced materially lower LPG sales volumes and/or margins that have adversely affected the Company’s results of operations. Penn Octane has one major customer for LPG, Rio Vista, and Rio Vista has only one customer for LPG in Mexico, PMI. The Company commenced its Fuel Sales Business in June 2004. There is no assurance that PMI will purchase volumes as indicated in the PMI Confirmation or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the PMI Confirmation. There are a limited number of suppliers of LPG that connect to the Company’s pipelines and a limited supply of LPG. The Company may lose its competitive advantage when the Company’s Seadrift pipeline lease expires in 2013. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on PMI. The Company may not have sufficient cash to meet its obligations. All of the Company’s assets are pledged as collateral for existing debt, and the Company therefore may be unable to obtain additional financing collateralized by such assets. The Company is at risk of economic loss due to fixed margin contracts. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at the Company’s transportation, terminal and distribution facilities were interrupted. The Company’s business would also be adversely affected if the operations of the Company’s customers or suppliers were interrupted.

LPG Asset Sale. There can be no assurance that the LPG Asset Sale will be completed according to the terms contained in the PSA’s or according to different terms or at all. Even if the LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. If the LPG Asset Sale is completed, the RZB Credit Facility may be restructured and/or reduced. A continued delay of or inability to close the LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.  See the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Purchases and Sale Agreements.

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

Because Penn Octane met the NASDAQ Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement in November 2005, Penn Octane was granted an additional 180 calendar day extension until May 20, 2006 to regain compliance with the Bid Price Rule. The bid price of Penn Octane’s common stock has not closed at or above $1.00 for a minimum 10 consecutive trading days during the period November 22, 2005 through May 20, 2006. Therefore, Penn Octane did not comply with the minimum bid price requirement by May 20, 2006. Because Penn Octane did not meet the Bid Price Rule by May 20, 2006, the Company expects NASDAQ will notify Penn Octane that its common stock will be delisted. Penn Octane may request a hearing by NASDAQ to appeal the delisting. There is no assurance that Penn Octane’s request to remain listed on the NASDAQ Capital Market will be successful.

If Penn Octane is delisted from the NASDAQ Capital Market, Penn Octane will continue to file all required reports with the Securities and Exchange Commission and intends to seek quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Delisting by NASDAQ may result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock, and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

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

Projections. Projections, estimates and descriptions of the Company’s plans and objectives included or incorporated in Part I. Items 1. and 2. and Part II. Items 1. and 1A. of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

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

10.2
Purchase and Sale Agreement dated as of August 15, 2005 between Penn Octane Corporation and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

10.3
Form of Amendment of Promissory Note(s) of Penn Octane Corporation due December 15, 2005 and Related Agreements dated September 30, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on May 22, 2006, SEC File No. 000-24394).

10.4
Form of Escrow Agreement dated as of September 30, 2005 by and between Jerome B. Richter, Penn Octane Corporation and the Noteholders of Promissory Notes of Penn Octane due on December 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on May 22, 2006, SEC File No. 000-24394).

10.5
Fourth Amendment to Purchase, Sale and Service Agreement for Propane/Butane Mix made and extended into effective March 1, 2006 by and between Exxon Mobil Gas and Power Marketing Company and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-24394).

10.6
Amendment No. 1 to Purchase and Sale Agreement between Penn Octane Corporation and TransMontaigne Product Services Inc., dated January 26, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 6, 2006, SEC File No. 000-24394).

10.7
Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.8
Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.9
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

PENN OCTANE CORPORATION

May 22, 2006	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary