Form 10-Q
period 2006-06-30
PENN OCTANE CORP
filed 2006-08-14
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, par value $.01 per share, outstanding on August 4, 2006 was 15,386,187.

PENN OCTANE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Penn Octane Corporation

We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of June 30, 2006, the consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006, and the consolidated statement of cash flows for the six months ended June 30, 2005 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BURTON MCCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
July 31, 2006

Part I
Item 1.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2006
Current Assets		(Unaudited)
Cash	$299,597	$118,982
Restricted cash	5,657,623	4,093,513
Trade accounts receivable (less allowance for doubtful accounts of$0 and $63,958 at December 31, 2005 and June 30, 2006)	12,470,891	9,860,408
Inventories	2,878,268	3,594,060
Prepaid expenses and other current assets	100,272	189,528
Total current assets	21,406,651	17,856,491
Property, plant and equipment - net	14,983,247	14,332,711
Lease rights (net of accumulated amortization of $818,207 and $841,104 at December 31, 2005 and June 30, 2006)	335,832	312,935
Other non-current assets	31,089	29,575
Total assets	$36,756,819	$32,531,712

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2005	June 30, 2006
Current Liabilities		(Unaudited)
Current maturities of debt obligations	$3,015,054	$2,405,425
Revolving line of credit	560,283	4,748,087
LPG and Fuel Products trade accounts payable	16,888,320	10,046,769
Other accounts payable	1,770,656	2,190,506
U.S. and foreign taxes payable	21,045	35,385
Accrued liabilities	2,184,168	1,863,189
Total current liabilities	24,439,526	21,289,361
Long-term debt, less current maturities	10,387	7,791
Minority interest in Rio Vista Energy Partners L.P.	11,955,005	11,313,151
Commitments and contingencies	-	-
Stockholders' Equity
Series A - Preferred stock-$.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and June 30, 2006	-	-
Series B - Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and June 30, 2006	-	-
Common stock - $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,522,745 shares issued and outstanding at December 31, 2005 and June 30, 2006	155,227	155,227
Additional paid-in capital	28,741,122	28,947,526
Note receivable from a former officer of the Company for exercise of warrants, less reserve of $1,500,000 and $1,578,889 at December 31, 2005 and June 30, 2006	(1,696,693)	(1,696,693)
Accumulated deficit	(26,847,755)	(27,484,651)
Total stockholders' equity (deficit)	351,901	(78,591)
Total liabilities and stockholders' equity (deficit)	$36,756,819	$32,531,712

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenues	$52,262,580	$66,943,426	$111,989,474	$136,271,690
Cost of goods sold	52,174,553	65,994,563	109,512,498	134,054,187
Gross profit	88,027	948,863	2,476,976	2,217,503
Selling, general and administrative expenses
Legal and professional fees	565,022	465,941	1,012,448	853,284
Salaries and payroll related expenses	1,574,149	363,048	2,222,599	917,254
Other	452,161	500,475	972,588	998,498
	2,591,332	1,329,464	4,207,635	2,769,036

Operating income (loss)	(2,503,305)	(380,601)	(1,730,659)	(551,533)
Other income (expense)
Interest and LPG and Fuel Products financing expense	(424,075)	(397,495)	(816,017)	(751,505)
Interest income	5,290	13,524	9,654	22,985
Minority interest in (earnings) loss of RioVista Energy Partners L.P.	713,232	425,418	544,186	671,746
Income (loss) before taxes	(2,208,858)	(339,154)	(1,992,836)	(608,307)
Provision for income tax	14,237	14,663	33,847	28,588
Net income (loss)	$(2,223,095)	$(353,817)	$(2,026,683)	$(636,895)

Net income (loss) per common share	$(0.14)	$(0.02)	$(0.13)	$(0.04)
Net income (loss) per common share assuming dilution	$(0.14)	$(0.02)	$(0.13)	$(0.04)
Weighted average common shares outstanding	15,522,745	15,522,745	15,472,710	15,522,745

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(2,026,683)	$(636,895)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	511,296	500,955
Amortization of lease rights	22,898	22,898
Amortization of loan discount related to detachable warrants	221,218	22,104
Provision for doubtful accounts	-	63,958
Share-based payment expense	-	214,192
Minority interest in loss of Rio Vista Energy Partners L.P.	(544,186)	(671,746)
Discount of note receivable from former officer	1,031,307	-
(Gain) losson sale of assets	(24,000)	74,520
Changes in current assets and liabilities:
Trade accounts receivable	2,733,067	2,546,525
Inventories	1,499,718	(715,792)
Prepaid expenses and other current assets	(61,070)	(89,256)
LPG and Fuel Products trade accounts payable	(9,065,342)	(6,841,551)
Other accounts payable and accrued liabilities	1,162,841	116,940
U.S. and Foreign taxes payable	(24,293)	14,340
Net cash used in operating activities	(4,563,229)	(5,378,808)
Cash flows from investing activities:
Capital expenditures	(61,533)	(55,715)
Proceeds from sale of assets	175,000	130,776
Decrease in other non-current assets	5,113	1,514
Net cashprovided by investing activities	118,580	76,575
Cash flows from financing activities:
Decrease in restricted cash	2,682,451	1,564,110
Revolving credit facilities	2,517,741	4,187,804
Issuance of common stock	97,750	-
Distributions paid by Rio VistaEnergy Partners L.P. to limited partners	(955,330)	-
Reduction in debt	(62,597)	(630.296)
Net cash provided byfinancing activities	4,280,015	5,121,618
Net decrease in cash	(164,634)	(180,615)
Cash at beginning of period	374,567	299,597
Cash at end of period	$209,933	$118,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest and LPG and Fuel Products financing expense	$416,370	$911,083
Supplemental disclosures of noncash transactions:
Equity-common stock and warrants issued and other	$108,450	$-
Note issued for software	$55,463	$-

The accompanying notes and accountants’ report are an integral part of these statements.

 Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION

Penn Octane Corporation, formerly known as International Energy Development Corporation, was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries, including Rio Vista Energy Partners, L.P. and its subsidiaries, are collectively hereinafter referred to as the Company. The Company has been principally engaged in the purchase, transportation and sale of liquefied petroleum gas (LPG) and the sale of gasoline and diesel fuel (Fuel Products). The Company owns and operates terminal facilities in Brownsville, Texas (Brownsville Terminal Facility) and Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US - Mexico Pipelines) which connect the Brownsville Terminal Facility to the Matamoros Terminal Facility (see note D). The Company has a long-term lease agreement for approximately 132 miles of pipeline (Leased Pipeline) which connects ExxonMobil Corporation’s (Exxon) King Ranch Gas Plant in Kleberg County, Texas and Duke Energy's La Gloria Gas Plant in Jim Wells County, Texas, to the Company's Brownsville Terminal Facility (see note J).

The Company commenced commercial operations for the purchase, transport and sale of LPG in the fiscal year ended July 31, 1995. The primary market for the Company's LPG is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Since operations commenced, the Company’s primary customer for LPG has been P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petroleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is the exclusive importer of LPG into Mexico. PMI sells the LPG purchased from the Company to PEMEX which distributes the LPG into the northeastern region of Mexico. Sales of LPG to PMI accounted for approximately 31.8% and 44.4% of the Company’s total revenues and 67.5% and 85.5% of the Company’s LPG revenues for the three and six months ended June 30, 2006, respectively. The Company’s gross profit from LPG sales is dependent on sales volume of LPG to PMI, which fluctuates in part based on the seasons. The demand for LPG is strongest during the winter season.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 52.8% and 48.0% of total revenues for the three and six months ended June 30, 2006, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - ORGANIZATION - Continued

On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane at June 30, 2006. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners are classified as minority interests in the Company’s unaudited consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

Basis of Presentation

The accompanying unaudited consolidated financial statements include Penn Octane and its U.S. subsidiaries including PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, including Penn Octane International, L.L.C., Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and Penn Octane’s other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated.

The unaudited consolidated balance sheet as of June 30, 2006, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2006, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of June 30, 2006, the unaudited consolidated results of operations for the three months and six months ended June 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2006.

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

The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants):

	For the three months ended June 30, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(2,223,095)

Basic EPS
Net income (loss) available to common stockholders	(2,223,095)	15,522,745	$(0.14)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the three months ended June 30, 2006
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(353,817)

Basic EPS
Net income (loss) available to common stockholders	(353,817)	15,522,745	$(0.02)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B - INCOME (LOSS) PER COMMON SHARE - Continued

	For the six months ended June 30, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(2,026,683)

Basic EPS
Net income (loss) available to common stockholders	(2,026,683)	15,472,710	$(0.13)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the six months ended June 30, 2006
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)	$(636,895)

Basic EPS
Net income (loss) available to common stockholders	(636,895)	15,522,745	$(0.04)

Effect of Dilutive Securities
Warrants	-	-

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C - SHARE-BASED PAYMENT

During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the three months and six months ended June 30, 2006, the Company recorded share-based payment expense of $81,733 and $214,192, respectively, under the fair-value provisions of SFAS 123R. The Company utilizes share-based awards as a form of compensation for employees, officers and directors.

Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income, and net income per common share would have been as follows for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income (loss), as reported	$(2,223,095)	$(2,026,683)
Add: Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120,023)	(160,413)
Net income (loss), pro forma	$(2,343,118)	$(2,187,096)

Net income (loss) per common share, as reported	$(0.14)	$(0.13)
Net income (loss) per common share, pro forma	$(0.15)	$(0.14)
Net income (loss) per common share assuming dilution, as reported	$(0.14)	$(0.13)
Net income (loss) per common share assuming dilution, pro forma	$(0.15)	$(0.14)

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (PSA’s) with TransMontaigne Product Services Inc. (TransMontaigne) which provided for the sale and assignment of all of their respective LPG assets and refined products assets (LPG Asset Sale) including the Brownsville Terminal Facility, the refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note K) and100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way. Penn Octane’s agreement with TransMontaigne did not include any assets related to the Fuel Sales Business. The purchase price was $10,100,000 for assets to be sold by Penn Octane and $17,400,000 for assets to be sold by Rio Vista.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note) which was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (RZB) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note in accordance with its terms, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1,300,000, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments would be required under the TransMontaigne Note. If the $1,300,000 is repaid to TransMontaigne, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale was subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provided that any party could terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties elected to terminate the agreements and the parties continued to work towards the closing of the LPG Asset Sale.

On August 11, 2006, Penn Octane and TransMontaigne entered into an amended and restated purchase and sale agreement (Penn Octane Restated PSA) with an effective date of August 15, 2006, which provides for the sale and assignment of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract, on terms substantially similar to Penn Octane’s PSA. Penn Octane will retain assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price for assets to be sold under the Penn Octane Restated PSA is $10,100,000, subject to certain adjustments. The Penn Octane Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Rio Vista Restated PSA (see below), the assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TranMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Penn Octane Restated PSA provides that any party can terminate the agreement if closing does not occur on or before October 1, 2006.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Also on August 11, 2006, Rio Vista and TransMontaigne entered into an amended and restated purchase and sale agreement (Rio Vista Restated PSA) with an effective date of August 15, 2006, which provides for the sale and assignment of only the LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI Agreement (see note K) (Brownsville Terminal Assets and the 2006 PMI Agreement collectively, the Acquired Assets). Rio Vista will retain its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Acquired Assets under the Rio Vista Restated PSA is $8,300,000, subject to certain adjustments. In addition, under the Rio Vista Restated PSA, TransMontaigne has agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the 2006 PMI Agreement (LPG Transportation Agreement). Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. In addition, under the Rio Vista Restated PSA, TransMontaigne agreed to provide routine and non-routine operation and maintenance services for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico (U.S. Pipeline Services Agreement). TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first refusal and first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. The Rio Vista Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Penn Octane Restated PSA, assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TranMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Rio Vista Restated PSA provides that either party may terminate the agreement if closing does not occur on or before October 1, 2006. The transactions contemplated by the Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated LPG Asset Sale. The Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated PSA’s. Under the Restated LPG Asset Sale, the purchase price will be reduced for certain adjustments and amounts reserved totaling $983,350 of which $851,173 relates to Rio Vista.

Under the terms of the Rio Vista Restated PSA, $300,000 of the TransMontaigne Note will be repaid on the closing of the Rio Vista Restated PSA and the remaining balance of $1,000,000 of the TransMontaigne Note will be restructured to provide for the repayment of principal one year from the closing date of the Rio Vista Restated PSA. Rio Vista will be required to prepay a portion of the TransMontaigne Note in an amount equal to the excess of amounts held in reserve for the payment of certain obligations of Rio Vista over actual amounts required as specified in the Rio Vista Restated PSA. Upon the closing of the Restated LPG Asset Sale, the collateral of the TransMontaigne Note will be changed to consist of the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2006) plus 2% annually and interest is payable monthly.

In connection with the Restated LPG Asset Sale, Penn Octane intends to use approximately $1,000,000 of its proceeds to pay off the remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest. Penn Octane intends to use the balance of the proceeds from the Restated LPG Asset Sale to fund working capital requirements and to pursue activities intended to enhance stockholder value. Penn Octane estimates that it may have a federal tax liability of approximately $1,500,000 in connection with the Restated LPG Asset Sale after utilization of available net operating loss carryforward as of December 31, 2005.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Rio Vista intends to use any remaining proceeds to fund working capital requirements and to pursue activities intended to enhance unitholder value.

The following unaudited pro forma consolidated financial information (Pro Forma Statements) for the Company gives effect to the Restated PSA’s. The unaudited pro forma consolidated balance sheet assumes that the Restated PSA’s was consummated on June 30, 2006. The unaudited pro forma consolidated statement of operations for the six months ended June 30, 2006 assumes that the Restated PSA’s was consummated as of January 1, 2006.

The Pro Forma Statements are based on the available information and contain certain assumptions that the Company deems appropriate. The Pro Forma Statements do not purport to be indicative of the financial position of the Company had the transaction referred to above occurred on the dates indicated, nor are the Pro Forma Statements necessarily indicative of the future financial position of the Company. The Pro Forma Statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED BALANCE SHEET AT JUNE 30, 2006
(Unaudited)

	As Reported June 30, 2006	Pro Forma Adjustments		Pro Form June 30, 2006

ASSETS
Current Assets
Cash	$118,982	$18,400,000	(1)	$16,225,944
		(983,350)	(1)
		(1,009,688)	(3)
		(300,000)	(3)
Restricted cash	4,093,513			4,093,513
Trade accounts receivable, net	9,860,408			9,860,408
Inventories	3,594,060	(1,278,678)	(1)	2,315,382
Prepaid expenses and other current assets	189,528			189,528

Total current assets	17,856,491	14,828,284		32,684,775
Property, plant and equipment — net	14,332,711	(3,306,577)	(1)	11,026,134
Lease rights — net	312,935	(312,935)	(1)	-
Other non-current assets	29,575			29,575

Total assets	$32,531,712	$11,208,772		$43,740,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2,405,425	$(940,000)	(3)	$165,425
		(1,000,000)	(8)
		(300,000)	(3)
Revolving line of credit	4,748,087			4,748,087
LPG and Fuel Products trade accounts payable	10,046,769			10,046,769
U.S. and foreign taxes payable	35,385	1,500,000	(5)	1,535,385
Other accounts payable	2,190,506			2,190,506
Accrued liabilities	1,863,189	(69,688)	(3)	1,843,501
		50,000	(4)

Total current liabilities	21,289,361	(759,688)		20,529,673
Long-term debt, less current maturities	7,791	1,000,000	(8)	1,007,791
Minority interest in Rio Vista Energy Partners L.P.	11,313,151	5,040,430	(6)	16,353,581
Stockholders’ Equity
Common stock	155,227			155,227
Additional paid in capital	28,947,526			28,947,526
Notes receivable from a former officer of the Company	(1,696,693)	252,453	(7)	(1,444,240)
Accumulated deficit	(27,484,651)	12,518,460	(1)	(21,809,074)
		(1,500,000)	(5)
		(5,040,430)	(6)
		(252,453)	(7)
		(50,000)	(4)

Total stockholders’ equity (deficit)	(78,591)	5,928,030		5,849,439

Total liabilities and stockholders’ equity (deficit)	$32,531,712	$11,208,772		$43,740,484

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	As Reported June 30, 2006	Pro Forma Adjustments		Pro Forma June 30, 2006

Revenues	$136,271,690	$(69,410,275)	(2)	$66,861,415

Cost of Goods Sold	134,054,187	(68,778,758)	(2)	65,275,429

Gross Profit	2,217,503	(631,517)		1,585,986

Selling, general and administrative expenses
Legal and professional fees	853,284	(50,976)	(2)	802,308
Salaries and payroll related expenses	917,254			917,254
Other	998,498			998,498
	2,769,036	(50,976)		2,718,060
Operating income (loss)	(551,533)	(580,541)		(1,132,074)

Other income (expense)
Interest and LPG and Fuel Products financing expense	(751,505)	510,950	(2)	(240,555)
Interest income	22,985	(1,369)	(2)	21,616
Gain on LPG Asset Sale		12,879,605	(1)	11,562,331
		(333,924)	(7)
		(983,350)	(1)
Minority interest in earnings or loss of Rio Vista Energy Partners L.P.	671,746	(4,921,225)	(6)	(4,249,479)
Income (loss) before taxes	(608,307)	6,570,146		5,961,839
Provision for income taxes	28,588	1,500,000	(5)	1,528,588

Net income (loss)	$(636,895)	$5,070,146		$4,433,251

Net income (loss) per common share	$(0.04)			$0.29

Net income (loss) per common share assuming dilution	$(0.04)			$0.29

Weighted average common shares outstanding	15,522,745			15,522,745

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - PURCHASE AND SALE AGREEMENT - Continued

Penn Octane Corporation and Subsidiaries
Notes to Pro Forma Unaudited Consolidated Financial Information
June 30, 2006
(Unaudited)

(1)	To reflect the Restated PSA’s, including net proceeds received and the resulting gain. This amount assumes reductions to the purchase price for certain adjustments and reserves of $983,350.

(2)	To eliminate revenues and expenses related to the LPG operations.

(3)
To reflect the payment of outstanding promissory notes including accrued interest which are collateralized by the LPG assets and refined products assets sold and payment of a portion of principal and all accrued interest on the TransMontaigne Note.

(4)	To accrue for estimated expenses associated with the Restated PSA’s.

(5)	To accrue for federal and state taxes estimated to result from the Restated PSA’s.

(6)	To record minority interest in the equity in the earnings of Rio Vista in connection with the Restated PSA’s.

(7)	To accrue fee due to Jerome B. Richter in connection with the Restated PSA’s and offset gainst receivables from Mr. Richter (see note J).

(8)	To reclass the TransMontaigne Note to long-term debt in connection with the Restated PSA’s.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2005	2006
LPG:
Midline pump station (b)	$2,326,985	$2,326,985
Brownsville Terminal Facility: (a)
Building	173,500	173,500
Terminal facilities	3,631,207	3,631,207
Tank Farm	373,945	373,945
Leasehold improvements	318,807	318,807
Equipment	226,285	226,285
Truck	25,968	25,968
	7,076,697	7,076,697
US - Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	6,914,770	6,919,046
Mexico Pipelines and Rights of Way	993,300	1,038,300
Matamoros Terminal Facility	5,874,781	5,646,822
Land	705,358	705,358
	14,488,209	14,309,526
Total LPG	21,564,906	21,386,223
Other:
Office equipment (b)	108,487	114,926
Software (b)	57,163	57,163
	165,650	172,089
	21,730,556	21,558,312
Less: accumulated depreciation and amortization	(6,747,309)	(7,225,601)
	$14,983,247	$14,332,711

(a)	Rio Vista assets
(b)	Penn Octane and Subsidiaries other than Rio Vista
(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines

Property, plant and equipment, net of accumulated depreciation, includes $5,327,098 and $4,962,874 of costs located in Mexico at December 31, 2005 and June 30, 2006, respectively.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - INVENTORIES

Inventories are valued at the lower of FIFO cost or market (LCM) and consist of the following:

	December 31, 2005		June 30, 2006
	Gallons	LCM	Gallons	LCM
LPG:
Leased Pipeline	1,175,958	$1,266,040	1,175,958	$1,277,622
Brownsville Terminal Facility and Matamoros Terminal Facility	349,564	376,342	240,007	260,756
Markham Storage and other	33,535	36,104	-	-
	1,559,057	1,678,486	1,415,965	1,538,378

Fuel Products	687,115	1,199,782	917,513	2,055,682

		$2,878,268		$3,594,060

NOTE G - DEBT OBLIGATIONS

Debt obligations are as follows:
	December 31, 2005	June 30, 2006
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
Restructured Notes and $280,000 Notes	1,550,000	940,000
TransMontaigne Note (see note D)	1,300,000	1,300,000
Other debt	37,941	35,716
Total debt	3,025,441	2,413,216
Less:Current maturities	3,015,054	2,405,425
Long-term debt	$10,387	$7,791

At June 30, 2006, the Restructured Notes and the $280,000 Notes (collectively the Notes) have a face value of $940,000, bear interest at an annual rate of 16.5%, and were due December 15, 2005. The Notes are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Jerome B. Richter, former chairman of the board and chief executive officer of the Company, has also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter including 1,000,000 shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.

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

During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension of the warrants, the Company recorded additional interest expense of approximately $22,000. The Notes have not been renewed or extended since December 15, 2005.

During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.

During June 2006, the Company paid $212,474 to the holders of the Notes representing $145,000 of principal and $67,474 of accrued interest and fees through June 15, 2006.

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I - OPTIONS AND WARRANTS OF RIO VISTA

General Partner Options

On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former president of the Company, and by Mr. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his options by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.

Common Unit Warrants

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015 or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES

Credit Facility, Letters of Credit and Other

As of June 30, 2006, Penn Octane had a $20,000,000 credit facility with RZB Finance, LLC (RZB) for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis while the Company continued to pursue the LPG Asset Sale. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at June 30, 2006 totaled approximately $13,817,000 of which approximately $9,999,000 represents June 2006 purchases and approximately $3,818,000 represents July 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $3,593,000 at June 30, 2006). At June 30, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Credit Facility, Letters of Credit and Other - Continued

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2006, such taxes in the amount of approximately $785,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $474,000 which is included in restricted cash in the Company’s balance sheet at June 30, 2006.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $166,615 and $285,808 for the three months ended June 30, 2005 and 2006, respectively, and $369,925 and $525,576 for the six months ended June 30, 2005 and 2006, respectively.

Amended Leased Pipeline Lease Agreement

On July 21, 2006, the Company and Seadrift entered into an amended and restated lease agreement (Amended Lease) for the Leased Pipeline. The Amended Lease is effective August 1, 2006 and expires on December 31, 2013. Pursuant to the terms of the Amended Lease, the Company will have the exclusive right to transport materials through the Leased Pipeline, and Seadrift will no longer have certain rights to utilize the pipeline for its own purposes as provided in the original lease agreement. In addition, the Company will no longer be required to make minimum payments for propane storage in Markham, Texas and will no longer have access to such storage. The Company will also no longer have access to the Ella-Seadrift pipeline (running approximately 155 miles between Markham and the King Ranch Gas Plant) or to access other propane suppliers via such pipeline. The Company has agreed to indemnify Seadrift for environmental liabilities, including claims relating to the condition of the leased property and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993. Seadrift has agreed to indemnify the Company for similar environmental liabilities arising before that date. The Company’s lease payments, which previously consisted of fixed amounts plus certain variable charges and periodic increases, will now consist of a fixed annual amount of $1,600,000 (total lease expenses for the year ended December 31, 2005 were approximately $1,400,000). The Company may assign the Amended Lease to a third party with Seadrift’s written consent, which consent may not be unreasonably withheld.

Distributions of Available Cash

All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partnership interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Distributions of Available Cash - Continued

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005. As a result of the exercise of the General Partner Options, Penn Octane will only be entitled to receive up to 50% of any distributions paid in the future by Rio Vista distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.

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

Litigation

Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, neither of the Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.

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

Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. An ex parte temporary restraining order was sought and obtained by the plaintiffs on September 27, 2005, in order to preserve evidence and prevent any sale of assets, including Penn Octane’s and Rio Vista’s LPG Asset Sales. This order was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The temporary restraining order expired in accordance with its terms on October 19, 2005. On November 29, 2005, the parties entered into an agreement on the record wherein a subsidiary of Rio Vista assumed the obligation of preserving and delivering relevant evidence, and the plaintiffs dropped their request for a temporary injunction against a sale of assets. On June 13, 2006, the plaintiffs requested, and the court granted, an order for a temporary injunction requiring a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also requires Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order requires Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The temporary injunction was issued without prior notice to, or opportunity to contest by, Penn Octane or Rio Vista. The terms of the temporary injunction are broader than the order as agreed by the parties on November 29, 2005. Accordingly, Rio Vista has filed a motion to set aside the temporary injunction and to enter a more limited order consistent with the November 29, 2005 agreement between the parties. A hearing on Rio Vista’s motion has been scheduled for August 24, 2006. Limited discovery has been conducted to date.

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

On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. In October, 2005, special commissioners appointed by the court awarded $100,000 to the landowner in connection with the condemnation action. Pursuant to the award, Rio Vista deposited $100,000 into the Registry of the Court on November 17, 2006. The Company is currently challenging this award in the trial court. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. The Company moved for summary judgment against the landowner on its counterclaim. In response to the Company’s motion, the Court granted partial summary judgment in favor of the Company, holding that there are no compensable damages arising from an inverse condemnation. The landowner has subsequently amended his counterclaim seeking damages of $273,000 as rent. The parties are currently conducting discovery and a trial date is set for January 8, 2007.

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

In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to the 2005 PMI Agreement (see Note K). Amounts expensed pursuant to (ii) above for the six months ended June 30, 2006 totaled approximately $5,000.

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

NOTE K - CONTRACTS

LPG Sales to PMI

PMI and the Company operated under a three month contract for the period from January 1, 2005 to March 31, 2005 and monthly contracts for April 2005 and May 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (2005 PMI Agreement).

On March 31, 2006, the 2005 PMI Agreement expired. During the month of April 2006, the Company sold LPG to PMI under a monthly contract which provided for volumes of approximately 6,000,000 gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6,000,000 gallons.

On April 28, 2006, the Company received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (Term). The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provides that PMI does not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - CONTRACTS - Continued

LPG Sales to PMI - Continued

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement.

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased for the months January 2006 through July 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)

January 2006	11,700,000	14,757,646

February 2006	11,700,000	11,940,257

March 2006	8,100,000	11,606,435

April 2006	6,000,000	6,035,733

May 2006	4,500,000	5,733,193

June 2006	4,500,000	7,130,666

July 2006	4,500,000	4,937,441

August 2006	4,500,000	*

September 2006	4,500,000	*

October 2006	8,100,000	*

November 2006	8,100,000	*

December 2006	9,000,000	*

January 2007	9,000,000	*

February 2007	8,100,000	*

March 2007	8,100,000	*
* Not yet available

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

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K - CONTRACTS - Continued

LPG Sales to PMI - Continued

Revenues from PMI totaled approximately $21,299,000 and $60,537,000 for the three and six months ended June 30, 2006, respectively, representing approximately 31.8% and 44.4% of total revenues for the three and six months ended June 30, 2006, respectively.

LPG Supply Agreements

Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (Plant) up to 13,900,000 gallons per month blended in accordance with required specifications (Plant Commitment). For the three months ended June 30, 2006, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9,400,000 gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

In order to meet sales volumes in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the PMI Confirmation.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the three months and six months ended June 30, 2006, has had an accumulated deficit since inception, has a deficit in working capital and a deficit in stockholders’ equity. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $865,000 were paid in December 2005, February 2006 and June 2006. Notes totaling $940,000 are still outstanding and have not been extended. The TransMontaigne Note may be due on demand by TransMontaigne unless the Restated LPG Asset Sale closes (see note D). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement. Assuming that the Restated LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the 2006 PMI Agreement will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the 2006 PMI Agreement is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of July 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during July 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to Rio Vista’s unitholders during the Term of the 2006 PMI Agreement.

In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the Restated LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the 2006 PMI Agreement, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations, and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

Penn Octane Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE L - REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon either (1) closing of the Restated LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the Restated LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at adequate average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the Restated LPG Asset Sale. Management is also (i) seeking to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) seeking to maintain the amount of financing for its products and operations, and (iii) seeking to reduce supply costs and operating expenses. In the event that the Restated LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. (“Rio Vista”) and its subsidiaries are collectively hereinafter referred to as the “Company”.

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years proceeded by “fiscal” (e.g. fiscal 2006) refer to the Company's fiscal year ended December 31.

Forward-Looking Statements

The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US - Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG Asset Sale, Restated LPG Asset Sale, the PMI Confirmation, 2006 PMI Agreement, TransMontaigne Note, cash distributions, “Qualifying Income”, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution you, however, that the risks contained in this report may not include all material risks facing the Company.

Purchase and Sale Agreements

On August 15, 2005, Penn Octane and Rio Vista each entered into separate purchase and sale agreements (“PSA’s”) with TransMontaigne Product Services Inc. (“TransMontaigne”) which provided for the sale and assignment of all of their respective LPG assets and refined products assets (the “LPG Asset Sale”) including the Brownsville Terminal Facility, the refined products tank farm and associated leases, owned pipelines located in the United States, including land, leases, and rights of ways, LPG inventory, assignment of the lease of the Leased Pipeline, PMI sales agreement and Exxon Supply Contract (see note K to the unaudited consolidated financial statements) and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way. Penn Octane’s agreement with TransMontaigne did not include any assets related to the Fuel Sales Business. The purchase price was $10.1 million for assets to be sold by Penn Octane and $17.4 million for assets to be sold by Rio Vista.

In connection with the PSA’s, TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note) which was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note is secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. In connection with the TransMontaigne Note, RZB Finance, LLC (“RZB”) provided a consent and the Brownsville Navigation District issued an estoppel letter. Rio Vista used the proceeds from the TransMontaigne Note to fund certain expenses associated with the PSA’s and for working capital purposes. If the LPG Asset Sale does not occur and Rio Vista does not pay the TransMontaigne Note in accordance with its terms, Rio Vista is required to convey title to the Collateral to TransMontaigne and to lease the Collateral from TransMontaigne for $10,000 per month until such time as Rio Vista pays the $1.3 million, in addition to the lease payments, to TransMontaigne. In the event of a conveyance of the title to the Collateral, no further interest payments would be required under the TransMontaigne Note. If the $1.3 million is repaid to TransMontaigne, the lease payments will cease and title to the Collateral will be re-conveyed to Rio Vista.

The closing of the LPG Asset Sale was subject to several conditions, including TransMontaigne’s satisfactory completion of its due diligence review, including financial, business, environmental and legal, assignment of LPG related contracts, and the modification of LPG related permits and the related Mexican governmental approvals. Certain of the conditions to closing were not met by October 31, 2005. The PSA’s provided that any party could terminate the agreements if closing did not occur on or before October 31, 2005. None of the parties elected to terminate the agreements and the parties continued to work towards the closing of the LPG Asset Sale.

On August 11, 2006, Penn Octane and TransMontaigne entered into an amended and restated purchase and sale agreement (the “Penn Octane Restated PSA”) with an effective date of August 15, 2006, which provides for the sale and assignment of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract, on terms substantially similar to Penn Octane’s PSA. Penn Octane will retain assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price for assets to be sold under the Penn Octane Restated PSA is $10.1 million, subject to certain adjustments. The Penn Octane Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Rio Vista Restated PSA (see below), the assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Penn Octane Restated PSA provides that any party can terminate the agreement if closing does not occur on or before October 1, 2006.

Also on August 11, 2006, Rio Vista and TransMontaigne entered into an amended and restated purchase and sale agreement (the “Rio Vista Restated PSA”) with an effective date of August 15, 2006, which provides for the sale and assignment of only the LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the “Brownsville Terminal Assets”) and assignment of the 2006 PMI Agreement (see note K to the unaudited consolidated financial statements) (Brownsville Terminal Assets and the 2006 PMI Agreement collectively, the “Acquired Assets”). Rio Vista will retain its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the “Retained Assets”). The purchase price for the Acquired Assets under the Rio Vista Restated PSA is $8.3 million, subject to certain adjustments. In addition, under the Rio Vista Restated PSA, TransMontaigne has agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the 2006 PMI Agreement (the “LPG Transportation Agreement”). Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. In addition, under the Rio Vista Restated PSA, TransMontaigne agreed to provide routine and non-routine operation and maintenance services for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico (the “U.S. Pipeline Services Agreement”). TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first refusal and first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. The Rio Vista Restated PSA provides for a closing date no sooner than August 22, 2006 and is subject to several conditions, including the concurrent closing of the Penn Octane Restated PSA, assignment of LPG related contracts, the consent of RZB and the modification satisfactory to TransMontaigne of the temporary injunction issued on June 13, 2006 (see note I). The Rio Vista Restated PSA provides that either party may terminate the agreement if closing does not occur on or before October 1, 2006. The transactions contemplated by the Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated LPG Asset Sale. The Penn Octane Restated PSA and the Rio Vista Restated PSA are hereafter referred to as the Restated PSA’s. Under the Restated LPG Asset Sale, the purchase price will be reduced for certain adjustments and amounts reserved totaling $983,350 of which $851,173 relates to Rio Vista.

Under the terms of the Rio Vista Restated PSA, $300,000 of the TransMontaigne Note will be repaid on the closing date of the Rio Vista Restated PSA and the remaining balance of $1.0 million of the TransMontaigne Note will be restructured to provide for the repayment of principal one year from the closing date of the Rio Vista Restated PSA. Rio Vista will be required to prepay a portion of the TransMontainge Note in an amount equal to the excess of amounts held in reserve for the payment of certain obligations of Rio Vista over actual amounts required as specified in the Rio Vista Restated PSA. Upon the closing of the Restated LPG Asset Sale, the collateral of the TransMontaigne Note will be changed to consist of the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2006) plus 2% annually and interest is payable monthly.

In connection with the Restated LPG Asset Sale, Penn Octane intends to use approximately $1.0 million of its proceeds to pay off the remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest. Penn Octane intends to use the balance of the proceeds from the Restated LPG Asset Sale to fund working capital requirements and to pursue activities intended to enhance stockholder value. Penn Octane estimates that it may have a federal tax liability of approximately $1.5 million in connection with the Restated LPG Asset Sale after utilization of available net operating loss carryforward as of December 31, 2005.

Rio Vista intends to use any remaining proceeds to fund working capital requirements and to pursue activities intended to enhance unitholder value.

There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated PSA’s or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

Immediately following the closing of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from net profits from the Fuel Sales Business, income from cash investments and any distributions from its General Partner interest in Rio Vista. Rio Vista’s sources of cash flows are expected to be derived from net profits from the LPG Transportation Agreement and income from cash investments.

Upon the closing of the Restated LPG Asset Sale, the LPG Supply Agreement between Penn Octane and Rio Vista will be terminated. In connection with the Omnibus Agreement, Penn Octane will continue to be entitled to reimbursement of costs incurred by it on behalf of Rio Vista. Neither Penn Octane nor Rio Vista can be certain that future cash flows will be adequate to cover all of their working capital requirements, including minimum distributions of Rio Vista.

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

During the three and six months ended June 30, 2006, the Company derived 31.8% and 44.4% of its total revenues and 67.5% and 85.5% of LPG revenues from sales of LPG to PMI, its primary customer.

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

During June 2004, the Company began the Fuel Sales Business with the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas. Fuel Sales approximated $35.4 million and $65.5 million in revenues for the three months and six months ended June 30, 2006, respectively, which represents approximately 52.8% and 48.0% of total revenues, respectively.

On September 30, 2004, Penn Octane completed a series of transactions involving (i) the transfer of substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to RVOP (ii) transferred Penn Octane’s 99.9% interest in RVOP to Rio Vista and (iii) the Spin-Off, resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner), a wholly owned subsidiary of Penn Octane at June 30, 2006. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners are classified as minority interests in the Company’s unaudited consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. The purchase price of the LPG from Penn Octane is determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that takes into consideration operating costs of Penn Octane and Rio Vista.

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

LPG Sales

The following table shows the Company's volume sold in gallons and average sales price for LPG for the three months and six months ended June 30, 2005 and 2006;

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Volume Sold

LPG (millions of gallons) - PMI	20.4	18.9	52.7	57.2
LPG (millions of gallons) - Other	8.4	10.0	12.0	10.0
	28.8	28.9	64.7	67.2

Average sales price

LPG (per gallon) - PMI	$0.90	$1.13	$0.89	$1.06
LPG (per gallon) - Other	0.82	1.03	0.78	1.03

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

Fuel Sales Business

The following table shows the Company's volume sold and delivered in gallons and average sales price for the Fuel Products for the three months and six months ended June 30, 2005 and 2006, respectively:

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Volume Sold
Fuel Products (millions of gallons)	15.8	15.0	34.6	30.2
Average sales price
Fuel Products (per gallon)	$1.71	$2.36	$1.61	$2.17

Results of Operations

The following summarizes the gross profit among the Company’s LPG and Fuel Sales Business for the three months and six months ended June 30, 2005 and 2006. All amounts are in thousands.

	For the three months ended June 30, 2005
	LPG	Fuel Sales	Total

Revenues	$25,227	$27,036	$52,263

Cost of goods sold	25,217	26,958	52,175

Gross profit	$10	$78	$88

	For the three months ended June 30, 2006
	LPG	Fuel Sales	Total

Revenues	$31,577	$35,366	$66,943

Cost of goods sold	30,944	35,050	65,994

Gross profit	$633	$316	$949

	For the six months ended June 30, 2005
	LPG	Fuel Sales	Total

Revenues	$56,208	$55,782	$111,990

Cost of goods sold	54,598	54,915	109,513

Gross profit	$1,610	$867	$2,477

	For the six months ended June 30, 2006
	LPG	Fuel Sales	Total

Revenues	$70,812	$65,460	$136,272

Cost of goods sold	69,439	64,615	134,054

Gross profit	$1,373	$845	$2,218

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006, were $66.9 million compared with $52.3 million for the three months ended June 30, 2005, an increase of $14.7 million or 28.1%. Of this increase, $4.7 million was attributable to increases in average sales prices of LPG sold to PMI during the three months ended June 30, 2006, $1.7 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the three months ended June 30, 2006, $1.6 million was attributable to increased volumes of LPG sold to customers other than PMI during the three months ended June 30, 2006, and $10.3 million was attributable to increases in average sales prices of Fuel Products sold during the three months ended June 30, 2006, partially offset by $1.7 million attributable to decreased volumes of LPG sold to PMI during the three months ended June 30, 2006 and $1.9 million attributable to decreased volumes of Fuel Products sold during the three months ended June 30, 2006.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2006 was $66.0 million compared with $52.2 million for the three months ended June 30, 2005, an increase of $13.8 million or 26.5%. Of this increase, $4.6 million was attributable to increases in the average costs of LPG sold to PMI during the three months ended June 30, 2006, $1.0 million was attributable to increases in average costs of LPG sold to customers other than PMI during the three months ended June 30, 2006, $1.6 million was attributable to increased volumes of LPG sold to customers other than PMI during the three months ended June 30, 2006, $9.9 million was attributable to increases in average costs of Fuel Products sold during the three months ended June 30, 2006, and $0.1 million was attributable to increases in other direct costs associated with the LPG and Fuel Sales Business during the three months ended June 30, 2006, partially offset by $1.9 million attributable to decreased volumes of Fuel Products sold during the three months ended June 30, 2006 and $1.5 million attributable to decrease volumes of LPG sold to PMI during the three months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for the three months ended June 30, 2006, compared with $2.6 million for the three months ended June 30, 2005, a decrease of $1.3 million or 48.7%. The decrease was principally attributable to reduced professional fees of $0.1 million and reduced payroll related costs of $1.2 million (including $1.0 million associated with the discount of a note receivable from a former officer) during the three months ended June 30, 2006.

Other income (expense). Other income was $0.1 million for the three months ended June 30, 2006, compared with other income of $0.3 million for the three months ended June 30, 2005. The decrease in other income was due primarily to an increase in the minority interest in the losses of Rio Vista of $0.2 million during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006, were $136.3 million compared with $112.0 million for the six months ended June 30, 2005, an increase of $24.3 million or 21.7%. Of this increase, $9.1 million was attributable to increases in average sales prices of LPG sold to PMI during the six months ended June 30, 2006, $2.8 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the six months ended June 30, 2006, $4.8 million was attributable to increased volumes of LPG sold to PMI during the six months ended June 30, 2006, and $19.2 million was attributable to increases in average sales prices of Fuel Products sold during the six months ended June 30, 2006, partially offset by $2.1 million attributable to decreased volumes of LPG sold to customers other than PMI during the six months ended June 30, 2006 and $9.6 million attributable to decreased volumes of Fuel Products sold during the six months ended June 30, 2006.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2006 was $134.1 million compared with $109.5 million for the six months ended June 30, 2005, an increase of $24.5 million or 22.4%. Of this increase, $10.0 million was attributable to increases in the average costs of LPG sold to PMI during the six months ended June 30, 2006, $2.2 million was attributable to increases in average costs of LPG sold to customers other than PMI during the six months ended June 30, 2006, $4.5 million was attributable to increased volumes of LPG sold to PMI during the six months ended June 30, 2006, $18.9 million was attributable to increases in average costs of Fuel Products sold during the six months ended June 30, 2006, and $0.4 million was attributable to increases in other direct costs associated with the LPG and Fuel Sales Business during the six months ended June 30, 2006, partially offset by $9.4 million attributable to decreased volumes of Fuel Products sold during the six months ended June 30, 2006 and $2.1 million attributable to decrease volumes of LPG sold to customers other than PMI during the six months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.8 million for the six months ended June 30, 2006, compared with $4.2 million for the six months ended June 30, 2005, a decrease of $1.4 million or 34.2%. The decrease was principally attributable to reduced professional fees of $0.2 million and reduced payroll related costs of $1.3 million (including $1.0 million associated with the discount of a note receivable from a former officer) during the six months ended June 30, 2006.

Other income (expense). Other expense was $(0.3) million for the six months ended June 30, 2005. The decrease in other expense was due primarily to an increase in the minority interest in the losses of Rio Vista of $0.3 million during the six months ended June 30, 2006 and decreased amortization of discounts on outstanding debt incurred.

Liquidity and Capital Resources

General. The Company has a loss from operations for the three months and six months ended June 30, 2006, has had an accumulated deficit since its inception, has a deficit in working capital and a deficit in stockholder’s equity. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $865,000 were paid in December 2005, February 2006 and June 2006. Notes totaling $940,000 are still outstanding and have not been extended. The TransMontaigne Note may be due on demand by TransMontaigne unless the Restated LPG Asset Sale closes (see note D to the unaudited consolidated financial statements). The RZB Credit Facility is an uncommitted facility which is authorized every ninety days and is reviewed annually at March 31. The Company may need to increase its credit facility for increases in quantities of LPG and Fuel Products purchased and/or to finance future price increases of LPG and Fuel Products. The Company depends heavily on sales to one major customer, PMI. The Company's sources of liquidity and capital resources historically have been provided by sales of LPG and Fuel Products, proceeds from the issuance of short-term and long-term debt, revolving credit facilities and credit arrangements, sale or issuance of preferred and common stock of the Company and proceeds from the exercise of warrants to purchase shares of the Company's common stock.

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement. Assuming that the Restated LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the 2006 PMI Agreement will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the 2006 PMI Agreement is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of July 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during July 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to Rio Vista’s unitholders during the Term of the 2006 PMI Agreement.

All of Penn Octane’s and Rio Vista's assets are pledged as collateral for existing debt of Penn Octane. In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the Restated LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the 2006 PMI Agreement, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

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

On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department on July 17, 2006, Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Penn Octane is currently seeking quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will be quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

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

The following summary table reflects comparative cash flows for the six months ended June 30, 2005 and 2006. All information is in thousands.

	Six months ended June 30, 2005	Six months ended June 30, 2006
Net cash (used in) operating activities	$(4,563)	$(5,379)
Net cash provided by investing activities	118	76
Net cash provided by financing activities	4,280	5,122
Net (decrease) in cash	$(165)	$(181)

Sales to PMI. PMI and the Company operated under a three month contract for the period from January 1, 2005 to June 30, 2005 and monthly contracts for April 2005 and May of 2005. Effective June 4, 2005, the Company entered into an agreement with PMI for the period June 4, 2005 through March 31, 2006 for the sale of LPG to PMI (the “2005 PMI Agreement”).

On March 31, 2006, the 2005 PMI Agreement expired. During the month of April 2006, the Company sold LPG to PMI under a monthly contract which provided for volumes of approximately 6.0 million gallons at prices similar to the 2005 PMI Agreement. During April 2006, PMI purchased approximately 6.0 million gallons.

On April 28, 2006, the Company received electronic confirmation (the “PMI Confirmation”) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007 (the “Term”). The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (the “2006 PMI Agreement”) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provides that PMI does not have a financial obligation with respect to any shortfalls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement.

The following table sets forth the minimum monthly volume of LPG PMI committed to purchase from the Company pursuant to the 2005 PMI agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased for the months January 2006 through July 2006.

Month	Minimum Contract Volumes	Actual Volumes Sold
	(gallons)	(gallons)

January 2006	11,700,000	14,757,646

February 2006	11,700,000	11,940,257

March 2006	8,100,000	11,606,435

April 2006	6,000,000	6,035,733

May 2006	4,500,000	5,733,193

June 2006	4,500,000	7,130,666

July 2006	4,500,000	4,937,441

August 2006	4,500,000	*

September 2006	4,500,000	*

October 2006	8,100,000	*

November 2006	8,100,000	*

December 2006	9,000,000	*

January 2007	8,100,000	*

February 2007	8,100,000	*

March 2007	8,100,000	*
* Not yet available

PMI has primarily used the Matamoros Terminal Facility to load LPG purchased from the Company for distribution by truck in Mexico. The Company continues to use the Brownsville Terminal Facility in connection with LPG delivered by railcar to other customers, storage and as an alternative terminal in the event the Matamoros Terminal Facility cannot be used.

Revenues from PMI totaled approximately $21.3 and $60.5 million for the three and six months ended June 30, 2006, respectively, representing approximately 31.8% and 44.4% of total revenues for the three and six months ended June 30, 2006, respectively.

LPG Supply Agreements. Effective October 1, 1999, the Company and Exxon entered into a ten year LPG supply contract, as amended (the “Exxon Supply Contract”), whereby Exxon has agreed to supply and the Company has agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant (the “Plant”) up to 13,900,000 gallons per month blended in accordance with required specifications (the “Plant Commitment”). For the three months ended June 30, 2006, under the Exxon Supply Contract, Exxon has supplied an average of approximately 9.4 million gallons of LPG per month. The purchase price is indexed to variable posted prices.

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

In order to meet sales volumes in excess of LPG provided under the Exxon Supply Contract, the Company has entered into monthly arrangements with other LPG suppliers. The costs of such LPG supplies vary but are less than amounts received under the 2006 PMI Agreement.

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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 52.8% and 48.0% of total revenues for the three months and six months ended June 30, 2006, respectively.

Fuel Sales revenues totaled $35.4 million and $65.5 million and cost of fuel and other direct operating expenses totaled $35.1 million and $64.6 million during the three months and six months ended June 30, 2006, respectively. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.

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

Credit Arrangements. As of June 30, 2006, Penn Octane had a $20.0 million credit facility with RZB Finance, LLC (“RZB”) for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis while the Company continued to pursue the LPG Asset Sale. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company's accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Company’s Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.

Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2.5% of the maximum face amount of such letter of credit for LPG and 2% for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.

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

In connection with the Company’s purchases of LPG and Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of LPG and Fuel Products at June 30, 2006 totaled approximately $13.8 million of which approximately $10.0 million represents June 2006 purchases and approximately $3.8 million represents July 2006 purchases.

In connection with the Company’s purchase of LPG and Fuel Products, under the RZB Credit Facility, assets related to product sales (the “Assets”) are required to be in excess of borrowings and commitments (including restricted cash of approximately $3.6 million at June 30, 2006). At June 30, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the “Bonds”) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2006, such taxes in the amount of approximately $785,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $474,000 which is included in restricted cash in the Company’s balance sheet at June 30, 2006.

LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $166,615 and $285,808 for the three months ended June 30, 2005 and 2006, respectively, and $369,925 and $525,576 for the six months ended June 30, 2005 and 2006, respectively.

If the Restated LPG Asset Sale is completed, the Company expects that the RZB Credit Facility will be restructured and/or reduced.

The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of June 30, 2006. Where applicable, LPG prices are based on the June 30, 2006 monthly average as published by Oil Price Information Service.

	Payments due by Period (Amounts in Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt Obligations and Note Payable	$2.4	$2.4	$-	$-	$-
Operating Leases	7.4	1.0	2.0	2.0	2.4
LPG Purchase Obligations	540.6	166.2	332.5	41.9	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Cash Obligations	$550.4	$169.6	$334.5	$43.9	$2.4

	Amount of Commitment Expiration Per Period (Amounts in Millions)
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Lines of Credit	$4.7	$4.7	$-	$-	$-
Standby Letters of Credit	13.8	13.8	-	-	-
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A
Total Commercial Commitments	$18.5	$18.5	$-	$-	$-

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista has not declared any other distributions since May 2005. As a result of the exercise of the General Partner Options, Penn Octane will only be entitled to receive up to 50% of any distributions paid in the future by Rio Vista and distributed by the General Partner including any distributions associated with arrearages prior to the exercise of the General Partner Options.

Rio Vista’s ability to make distributions will continue to be adversely impacted if sales to PMI are not at sufficient volumes and margins, payments are required on its guarantees, expenses increase, Rio Vista is unable to obtain additional financing on its pledged assets or the Restated LPG Asset Sale does not close. Although Penn Octane is not required to do so, to the extent that Penn Octane has sufficient cash to do so, it may lend amounts to Rio Vista to meet the minimum distributions. If Rio Vista’s revenues and other sources of liquidity after its quarterly distributions are not adequate to satisfy such payment obligations of Penn Octane and/or Penn Octane does not have the necessary cash to loan to Rio Vista, Rio Vista may be unable to resume the quarterly distributions to unitholders or pay any arrearages, and Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure against their assets. However, there can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all.

There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated PSA’s or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

The following is a reconciliation of Rio Vista’s consolidated net loss to distributable cash flow for the three months ended March 31, 2006 and June 30, 2006.

	Three Months Ended
	March 31, 2006	June 30, 2006

Net loss	$(251,000)	$(434,000)
Plus interest and LPG financing expense and taxes, net	145,000	137,000
Plus depreciation and amortization	200,000	202,000
Earnings before interest, taxes,depreciation and amortization(“EBITDA”)	94,000	(95,000)
Plus other non-cash expenses	8,000	-
Less cash interest, LPG financing expense and taxes, net	(122,000)	(137,000)
Distributable cash flow (deficit)	(20,000)	(232,000)
Distributable cash flow (deficit) applicable to general partner	-	5,000
Distributable cash flow (deficit) applicable to limited partners	$(20,000)	$(227,000)

Rio Vista utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Rio Vista’s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with Generally Accepted Accounting Principles.

Partnership Tax Treatment. See note J to the unaudited consolidated financial statements for discussion of partnership tax treatment.

Litigation. See note J to the unaudited consolidated financial statements for litigation discussion.

Consulting Agreement. See note J to the unaudited consolidated financial statements for discussion of Mr. Richter’s consulting agreement.

Amended Leased Pipeline Lease Agreement. On July 21, 2006, the Company and Seadrift entered into an amended and restated lease agreement (the “Amended Lease”) for the Leased Pipeline. The Amended Lease is effective August 1, 2006 and expires on December 31, 2013. Pursuant to the terms of the Amended Lease, the Company will have the exclusive right to transport materials through the Leased Pipeline, and Seadrift will no longer have certain rights to utilize the pipeline for its own purposes as provided in the original lease agreement. In addition, the Company will no longer be required to make minimum payments for propane storage in Markham, Texas and will no longer have access to such storage. The Company will also no longer have access to the Ella-Seadrift pipeline (running approximately 155 miles between Markham and the King Ranch Gas Plant) or to access other propane suppliers via such pipeline. The Company has agreed to indemnify Seadrift for environmental liabilities, including claims relating to the condition of the leased property and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993. Seadrift has agreed to indemnify the Company for similar environmental liabilities arising before that date. The Company’s lease payments, which previously consisted of fixed amounts plus certain variable charges and periodic increases, will now consist of a fixed annual amount of $1.6 million (total lease expenses for the year ended December 31, 2005 were approximately $1.4 million). The Company may assign the Amended Lease to a third party with Seadrift’s written consent, which consent may not be unreasonably withheld.

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

Restructured Notes and $280,000 Notes.

At June 30, 2006, the Restructured Notes and the $280,000 Notes (collectively the “Notes”) have a face value of $940,000, bear interest at an annual rate of 16.5%, and were due December 15, 2005. The Notes are collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter has also pledged 2.0 million shares of common stock of Penn Octane owned by Mr. Richter including 1.0 million shares of common stock collateralizing Mr. Richter’s promissory note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.

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

During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. The Notes have not been renewed or extended since December 15, 2006. In connection with the extension of the warrants, the Company recorded additional interest expense of approximately $22,000. The Notes have not been renewed or extended since December 31, 2005.

During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.

During June 2006, the Company paid $212,474 to the holders of the Notes representing $145,000 of principal and $67,474 of accrued interest and fees through June 15, 2006.

Options and Warrants of Rio Vista

General Partner Options. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (“Shore Capital”), an affiliate of Mr. Shore, and by Mr. Richter, of options to each acquire 25% of the General Partner (the “General Partner Options”). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his options by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.

Common Unit Warrants. On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015 or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. Under the terms of the Agreement and applicable rules of the NASDAQ Stock Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not yet determined if Rio Vista will grant any common unit options for the fiscal year 2006.

The Spin-Off.

Intercompany Agreements

As a result of the Spin-Off, Rio Vista owns and operates the LPG distribution, transportation and marketing business previously conducted by Penn Octane. Rio Vista sells LPG directly to PMI and purchases LPG from Penn Octane under a long-term supply agreement. Intercompany agreements between Penn Octane and Rio Vista are as follows:

LPG Supply Agreement with Rio Vista. Penn Octane entered into a long-term supply agreement (the “LPG Supply Agreement”) with Rio Vista pursuant to which Rio Vista has agreed to purchase all of its LPG requirements for sales which utilize the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane is able to supply such LPG requirements. The LPG Supply Agreement further provides that Rio Vista has no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceases to have the right to access the Leased Pipeline. The LPG Supply Agreement terminates on the earlier to occur of:

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

Realization of Assets. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from operations for the three months and six months ended June 30, 2006, has had an accumulated deficit since inception, has a deficit in working capital and a deficit in stockholders’ equity. In addition, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the Notes, the RZB Credit Facility and/or the TransMontaigne Note, and therefore, the Company may be unable to obtain additional financing collateralized by those assets. The Notes were due December 15, 2005 and notes totaling $865,000 were paid in December 2005, February 2006 and June 2006. Notes totaling $940,000 and still outstanding and have not been extended. The TransMontaigne Note may be due on demand by TransMontaigne unless the Restated LPG Asset Sale closes (see note D to the unaudited consolidated financial statements). The RZB Credit Facility may be insufficient to finance the Company’s LPG purchases and/or Fuel Products purchases, assuming increases in product costs per gallon, or volumetric growth in product sales, and may be terminated by RZB with 90 days notice.

The minimum volumes and applicable margins contained in the 2006 PMI Agreement are expected to provide the Company with gross profit similar to the gross profit the Company would have received if PMI had purchased only the minimum volumes provided under its agreements with Rio Vista during the period from May 1, 2005 to March 31, 2006 as a result of increased margins on lower volume levels contained in the 2006 PMI Agreement. Actual volumes purchased by PMI under those prior agreements, however, exceeded minimum contractual amounts by approximately 35%. There is no assurance that PMI will purchase volumes as indicated in the 2006 PMI Agreement or that PMI will continue to purchase LPG from Rio Vista or in quantities or prices that are profitable upon the expiration of the 2006 PMI Agreement. Assuming that the Restated LPG Asset Sale does not close, the Company projects that its gross profit from operations based on the minimum volumes and applicable margins contained in the 2006 PMI Agreement will not provide sufficient cash flow to pay its normal operating expenses through March 31, 2007, assuming breakeven results from its Fuel Sales Business, unless it can sufficiently reduce its operating expenses. In addition, the Company’s cash flow at the minimum volumes contained in the 2006 PMI Agreement is projected not to be sufficient to pay its other obligations, including its secured debt. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow.

Penn Octane and Rio Vista project that monthly cash flows from LPG sales during the months of July 2006 through September 2006 will be less than during the months of October 2006 through March 2007 as a result of reduced monthly volumes committed to be purchased during July 2006 through September 2006. In addition, the Company may be unable to make any necessary capital expenditures or to pay arrearages in distributions or to pay future distributions to Rio Vista’s unitholders during the Term of the 2006 PMI Agreement.

In the event Penn Octane does not pay its obligations when due, Rio Vista’s guarantees to Penn Octane and Penn Octane’s creditors may be triggered. Accordingly, Rio Vista may be required to pay such obligations of Penn Octane to avoid foreclosure against Rio Vista’s assets by Penn Octane’s creditors. Assuming that the Restated LPG Asset Sale does not close, Rio Vista projects that its gross profit from operations under the 2006 PMI Agreement, based on the minimum volumes and applicable margins, will not provide sufficient cash flow for Rio Vista to pay its normal operating expenses through March 31, 2007 unless it can sufficiently reduce its operating expenses. If the Company’s revenues and other sources of liquidity are not adequate to pay its obligations, Penn Octane or Rio Vista may be required to raise additional funds to avoid such foreclosure. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and the Company is unable to restructure its obligations, the Company would suffer material adverse consequences to its business, financial condition and results of operations, and Penn Octane and/or Rio Vista would likely be required to seek other alternatives, which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.

In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheet is dependent upon either (1) closing of the Restated LPG Asset Sale or (2) the ability of the Company to generate sufficient cash flow through operations or additional debt or equity financing to pay its liabilities and obligations when due. If the Restated LPG Asset Sale does not close, the ability for the Company to generate sufficient cash flows from operations is significantly dependent on the sale of LPG to PMI at adequate average monthly sales volumes and margins, the success of the Fuel Sales Business and the adequacy of the RZB Credit Facility to finance such sales. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to close the Restated LPG Asset Sale. Management is also (i) seeking to expand its Fuel Sales Business and to further diversify its operations to reduce dependency on sales of LPG, (ii) seeking to maintain the amount of financing for its products and operations, and (iii) seeking to reduce supply costs and operating expenses. In the event that the Restated LPG Asset Sale is not closed, management may also continue to attempt to sell its LPG and refined products assets.

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

Pursuant to the Amended Lease, the Company has agreed to indemnify Seadrift for environmental liabilities, including claims relating to the condition of the Leased Pipeline and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has determined that SFAS 153 will not have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has determined that SFAS 154 will not have a material impact on its consolidated results of operations, financial position or cash flows.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on its 2005 consolidated financial statements, and the Company does not expect this pronouncement to have a significant effect on its future reported financial position or earnings.

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

To the extent the Company maintains quantities of Fuel Products inventory in excess of commitments for quantities of undelivered Fuel Products; the Company is exposed to market risk related to the volatility of Fuel Product prices. In the event that inventory balances exceed commitments for undelivered Fuel Products, during periods of falling Fuel Products prices, the Company may sell excess inventory to customers to reduce the risk of these price fluctuations.

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

The Company’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and internal controls and therefore have conducted an evaluation of the Company’s disclosure controls and procedures and internal controls, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of June 30, 2006. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures and internal controls are effective.

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

Restated LPG Asset Sale. There can be no assurance that the Restated LPG Asset Sale will be completed according to the terms contained in the Restated LPG Asset Sale or according to different terms or at all. Even if the Restated LPG Asset Sale is completed, Rio Vista may be unable to resume payment of minimum quarterly distributions or to pay the arrearages of such distributions, in order to maintain cash reserves necessary for the conduct of business. If the Restated LPG Asset Sale is completed, the RZB Credit Facility may be restructured and/or reduced. A continued delay of or inability to close the Restated LPG Asset Sale could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.  See the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Purchase and Sale Agreements.

Market Listing. On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department on July 17, 2006, Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Penn Octane is currently seeking quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will be quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

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

10.3
Form of Amendment of Promissory Note(s) of Penn Octane Corporation due December 15, 2005 and Related Agreements dated September 30, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 14, 2006, SEC File No. 000-24394).

10.4
Form of Escrow Agreement dated as of September 30, 2005 by and between Jerome B. Richter, Penn Octane Corporation and the Noteholders of Promissory Notes of Penn Octane due on December 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 14, 2006, SEC File No. 000-24394).

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

The following Exhibits are filed as part of this report:

2.1	Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services Inc.

2.2	Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

10.10	Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation.

10.11	Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

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

PENN OCTANE CORPORATION

August 14, 2006	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary