Form 10-Q
period 2006-09-30
PENN OCTANE CORP
filed 2006-11-20
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________
Commission file number: 000-24394
Penn Octane Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1790357 (I.R.S. Employer Identification No.)

77-530 Enfield Lane, Bldg. D, Palm Desert, California (Address of Principal Executive Offices)	92211 (Zip Code)
Registrant’s Telephone Number, Including Area Code:    (760) 772-9080
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☑
The number of shares of Common Stock, par value $.01 per share, outstanding on November 10, 2006 was 15,386,187.

PENN OCTANE CORPORATION

Part I
Item 1.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of September 30, 2006, the consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2006, and the consolidated statement of cash flows for the nine months ended September 30, 2005 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
November 13, 2006

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	September 30,
	2005	2006
Current Assets		(Unaudited)
Cash	$299,597	$9,934,945
Restricted cash	5,657,623	3,079,145
Trade accounts receivable (less allowance for doubtful accounts of $0 and $254,729 at December 31, 2005 and September 30, 2006)	12,470,891	5,606,999
Inventories	1,199,782	3, 333,699
Prepaid expenses and other current assets	100,272	162,405
Deferred tax asset	—	634,100
Net current assets from discontinued operations	5,520,386	—

Total current assets	25,248,551	22,751,293
Property, plant and equipment — net	11,477,180	10,904,597
Other non-current assets	31,089	26,605

Total assets	$36,756,820	$33,682,495

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2005	2006
Current Liabilities		(Unaudited)
Current maturities of debt obligations	$3,009,861	$1,150,553
Revolving line of credit	560,283	1,286,329
LPG and Fuel Products trade accounts payable	16,305,320	6,236,108
Other accounts payable	1,770,656	804,228
U.S. and foreign taxes payable	21,045	1,270,195
Accrued liabilities	2,184,168	1,192,441
Net current liabilities from discontinued operations	598,581	—

Total current liabilities	24,449,914	11,939,854
Long-term debt, less current maturities	—	—
Minority interest in Rio Vista Energy Partners L.P.	11,955,005	16,125,473
Commitments and contingencies	—	—
Stockholders’ Equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and September 30, 2006	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and September 30, 2006	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,386,187 shares issued and outstanding at December 31, 2005 and September 30, 2006	155,227	153,862
Additional paid-in capital	28,741,122	28,949,373
Note receivable from a former officer of the Company for exercise of warrants, less reserve of $1,500,000 and $1,615,730 at December 31, 2005 and September 30, 2006	(1,696,693)	(1,696,693)
Accumulated deficit	(26,847,755)	(21,789,374)

Total stockholders’ equity	351,901	5,617,168

Total liabilities and stockholders’ equity	$36,756,820	$33,682,495

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
Revenues	$37,388,710	$42,882,739	$93,172,771	$108,342,679
Cost of goods sold	37,033,133	43,436,559	92,824,551	109,037,944

Gross profit	355,577	(553,820)	348,220	(695,265)
Selling, general and administrative expenses
Legal and professional fees	335,784	120,511	1,294,967	894,885
Salaries and payroll related expenses	544,450	393,912	2,767,049	1,311,166
Other	510,891	613,320	1,483,480	1,611,819

	1,391,125	1,127,743	5,545,496	3,817,870

Operating income (loss) from continuing operations	(1,035,548)	(1,681,563)	(5,197,276)	(4,513,135)
Other income (expense)
Interest and Fuel Products financing expense	(496,403)	(211,541)	(1,110,519)	(607,266)
Interest income	9,234	22,683	18,887	45,668
Minority interest in (earnings) loss of Rio Vista Energy Partners L.P.	1,740,669	789,250	4,832,274	3,210,081

Income (loss) from continuing operations before taxes	217,952	(1,081,171)	(1,456,634)	(1,864,652)
Provision for income tax	(31,099)	(23,283)	(64,946)	(51,871)

Net income (loss) s from continuing operations	$186,853	$(1,104,454)	$(1,521,580)	$(1,916,523)
Discontinued operations:
Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $687,938, $277,352, $3,235,536 and $2,026,436	(22,119)	(66,409)	(340,369)	108,765
Net gain on sale of the LPG Assets, net of minority interest of $5,161,717 and income tax expense of $576,687	—	6,866,139	—	6,866,139

Net income from discontinued operations	(22,119)	6,799,730	(340,369)	6,974,904

Net income (loss)	$164,734	$5,695,276	$(1,861,949)	$5,058,381

Basic and Diluted EPS:
Net loss from continuing operations per common share	$0.01	$(0.07)	$(0.10)	$(0.12)
Net income from discontinued operations per common share	0.00	0.44	(0.02)	0.45

Net income (loss) per common share	$0.01	$0.37	$(0.12)	$0.33

Weighted average common shares outstanding	15,522,745	15,386,187	15,489,572	15,476,725

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2005	2006
Cash flows from operating activities:
Net loss from continuing operations	$(1,521,580)	$(1,916,523)
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	461,501	448,495
Amortization of loan discount related to detachable warrants	398,955	22,104
Provision for doubtful accounts	—	190,771
Share-based payment expense	—	295,925
Minority interest in loss of Rio Vista Energy Partners L.P.	(4,832,274)	(3,210,081)
Discount of note receivable from former officer	1,031,307	—
(Gain) loss on sale of assets	(24,000)	74,520
Changes in current assets and liabilities:
Trade accounts receivable	(1,758,184)	6,673,121
Inventories	1,364,511	(2,133,917)
Prepaid expenses and other current assets	(105,199)	(62,133)
Deferred tax asset	—	(634,100)
LPG and Fuel Products trade accounts payable	(156,773)	(10,069,212)
Other accounts payable and accrued liabilities	2,052,471	(1,958,154)
U.S. and Foreign taxes payable	(36,099)	1,249,150

Net cash used in continuing operating activities	(3,125,364)	(11,030,034)
Net cash provided by discontinued operating activities	2,894,985	2,135,201

Net cash used in operating activities	(230,379)	(8,894,833)
Cash flows from investing activities:
Capital expenditures	(104,507)	(81,208)
Proceeds from sale of assets	175,000	212,333
Proceeds from sale of discontinued operations	—	16,949,356
Net assets held for sale	429,960	—
Decrease in other non-current assets	5,024	4,484

Net cash provided by investing activities	505,477	17,084,965
Cash flows from financing activities:
Decrease (increase) in restricted cash	(1,956,181)	2,578,478
Revolving credit facilities	1,230,770	726,046
Issuance of common stock	97,750	—
Distributions paid by Rio Vista Energy Partners L.P. to limited partners	(955,328)	—
Issuance of debt	1,300,000	—
Reduction in debt	(77,042)	(1,859,308)

Net cash (used in) provided by financing activities	(360,031)	1,445,216

Net change in cash	(84,933)	9,635,348
Cash at beginning of period	374,567	299,597

Cash at end of period	$289,634	$9,934,945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest and LPG and Fuel Products financing expense	$625,931	$1,337,942

Supplemental disclosures of noncash transactions:
Equity-common stock and warrants issued and other	$530,450	$369,694

Note issued for software	$55,463	$—

Transfer of line fill to inventory	$91,941	$—

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Penn Octane Corporation, formerly known as International Energy Development Corporation, was incorporated in Delaware in August 1992. Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries, including Rio Vista Energy Partners, L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as the Company. As more fully described in note D, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the LPG Asset Sale, the Company continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
During June 2004, the Company began operations as a reseller of Fuel Products. The Company sells Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack sales. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.
The Company has the ability to access certain pipeline and terminal systems located in California, Arizona, Nevada and Texas, where it is able to deliver its Fuel Products.
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel Products sales approximated 99.1% and 99.6% of total revenues for the three and nine months ended September 30, 2006, respectively excluding sales related to discontinued operations (see note D).
On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s unaudited consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
Prior to the LPG Asset Sale, the Company’s primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for its sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
The unaudited consolidated balance sheet as of September 30, 2006, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of September 30, 2006, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2005 and 2006 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — INCOME (LOSS) PER COMMON SHARE
Net Income (loss) from continuing operations per share of common stock is computed on the weighted average number of shares outstanding. During periods in which the Company incurs losses, giving effect to common stock equivalents is not presented as it would be antidilutive.
The following tables present reconciliations from net income (loss) from continuing operations per common share to income (loss) from continuing operations per common share assuming dilution (see note H for the warrants):

	For the three months ended September 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$186,853
Basic EPS
Income (loss) available to common stockholders	186,853	15,522,745	$0.01

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Income (loss) available to common stockholders	$186,853	15,522,745	$0.01

	For the three months ended September 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,104,454)
Basic EPS
Income (loss) available to common stockholders	(1,104,454)	15,386,187	$(0.07)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — INCOME (LOSS) PER COMMON SHARE — Continued

	For the nine months ended September 30, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,521,580)
Basic EPS
Income (loss) available to common stockholders	(1,521,580)	15,489,572	$(0.10)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) available to common stockholders	N/A	N/A	N/A

	For the nine months ended September 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,916,523)
Basic EPS
Income (loss) available to common stockholders	(1,916,523)	15,476,725	$(0.12)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C — SHARE-BASED PAYMENT
During the quarter ended March 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In the three months and nine months ended September 30, 2006, the Company recorded share-based payment expense of $81,733 and $295,925, respectively, under the fair-value provisions of SFAS 123R. The Company utilizes share-based awards as a form of compensation for employees, officers and directors.
Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income, and net income per common share would have been as follows for the three months and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$164,734	$(1,861,949)
Add: Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117,772)	(272,237)

Net income (loss), pro forma	$46,962	$(2,134,186)

Basic and Diluted EPS:
Net income (loss) per common share, as reported	$0.01	$(0.12)

Net income (loss) per common share, pro forma	$0.00	$(0.14)

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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10,100,000 for assets sold by Penn Octane less closing adjustments of $132,177. In connection with the sale, Penn Octane used approximately $1,016,000 of its proceeds to pay off the all remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest.
Also on August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173.
In connection with the Rio Vista Restated PSA, Rio Vista was required to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note G) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expires on March 31, 2007. The Company receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement). TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s consulting agreement (see note J), Penn Octane and Rio Vista paid Mr. Richter $193,216 and $138,399, respectively, for fees due on the sale of the Penn Octane LPG Assets and Rio Vista Sold Assets. Also in connection with the LPG Asset Sale the Company recorded state and federal income taxes payable of approximately $1,400,000 payable and reversed a portion of the valuation allowance on deferred tax assets of $785,000 as a result the Company’s expectation that those assets will be realized.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Cost related to the Retained Assets, consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $774,000 and $397,000 for the three months ended September 30, 2005 and 2006, respectively and $1,651,000 and $1,384,000 for the nine months ended September 30, 2005 and 2006, respectively, have been included in cost of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets and liabilities from discontinued operations at December 31, 2005 and September 30, 2006 were as follows:

	December 31,	September 30,
	2005	2006
Net Current Assets:
Property, plant and equipment
Midline pump station (b)	$2,326,985	$—
Brownsville Terminal Facility: (a)
Building	173,500	—
Terminal facilities	3,631,207	—
Tank Farm	373,945	—
Leasehold improvements	318,807	—
Equipment	226,285	—
Truck	25,968	—
Static Inventory	167,379	—

	7,244,076	—
Less: Accumulated depreciation	(3,738,008)	—

	3,506,068	—
Inventories (a)(b)	1,678,486	—
Lease rights, net (b)	335,832	—

	$5,520,386	$—

Net Current Liabilities:
Note payable (a)	$(15,581)	—
Accounts payable — Exxon (b)	(583,000)	—

	$(598,581)	$—

(a)	Rio Vista.

(b)	Penn Octane and subsidiaries other than Rio Vista.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	September 30,
	2005	2006
US — Mexico Pipelines and Matamoros Terminal Facility: (a)(c)
U.S. Pipelines and Rights of Way	$6,747,391	$6,751,667
Mexico Pipelines and Rights of Way	993,300	1,038,300
Matamoros Terminal Facility	5,874,781	5,646,822
Land	705,358	705,358

Total LPG	14,320,830	14,142,147

Other:
Office equipment (b)	108,487	117,802
Software (b)	57,163	79,779

	165,650	197,581

	14,486,480	14,339,728
Less: accumulated depreciation and amortization	(3,009,300)	(3,435,131)

	$11,477,180	$10,904,597

(a)	Rio Vista assets

(b)	Penn Octane and Subsidiaries other than Rio Vista

(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines
Property, plant and equipment, net of accumulated depreciation, includes $5,327,098 and $4,868,652 of costs located in Mexico at December 31, 2005 and September 30, 2006, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — INVENTORIES

	December 31, 2005		September 30, 2006
	Gallons	LCM	Gallons	LCM
Fuel Products	687,115	$1,199,782	1,802,993	$3,333,699

NOTE G — DEBT OBLIGATIONS
Debt obligations are as follows:

	December 31,	September 30,
	2005	2006
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
Restructured Notes and $280,000 Notes	1,550,000	—
TransMontaigne Note	1,300,000	1,000,000
Other debt	22,361	13,053

Total debt	3,009,861	1,150,553
Less: Current maturities	3,009,861	1,150,553

Long-term debt	$—	$—

Restructured Notes and $280,000 Notes (Notes)
The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171, respectively, to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.
During February 2006, the Company repaid $500,021 to certain holders of the Notes representing $488,250 of principal and related penalties and $11,771 of accrued interest.
During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension of the warrants, the Company recorded additional interest expense of approximately $22,000. The Notes were not renewed or extended subsequent to December 15, 2005.
During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.
During June 2006, the Company paid $212,474 to the holders of the Notes representing $145,000 of principal and $67,474 of accrued interest and fees through June 15, 2006.
On August 22, 2006 in connection with the LPG Asset Sale, all remaining outstanding amounts due under the Restructured Notes and the $280,000 Notes, including accrued and unpaid interest and fees were repaid.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Sold Assets, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The TransMontaigne Note is collateralized by the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of September 30, 2006) plus 2% annually and interest is payable monthly.
NOTE H — STOCKHOLDERS’ EQUITY
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
Note Receivable from a Former Officer of the Company
The note receivable from Mr. Richter, in the amount of $3,196,693, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and, therefore, the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see Note G). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1,800,000. Accordingly, the Company began accruing interest and reserving the interest on Mr. Richter’s note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral on the note receivable 1,000,000 additional shares of common stock of Penn Octane owned by him for 125,000 common units of Rio Vista owned by him which were collateral for the note receivable but had yet to be delivered to the Company. The Company holds 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter as collateral for the note receivable.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — OPTIONS AND WARRANTS OF RIO VISTA
General Partner Options
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former president of Penn Octane, and by Mr. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his options by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.
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
On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not granted any common unit options for the fiscal year 2006.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES
Credit Facility, Letters of Credit and Other
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of September 30, 2006, Penn Octane had a $20,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit Facility includes a $3,000,000 limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis pending consummation of the LPG Asset Sale. The Company and RZB are negotiating a revised credit facility. In connection with the RZB Credit Facility, prior to the LPG Asset Sale, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets. RZB consented to the LPG Asset Sale and released its liens on the assets sold.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at September 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.
The Company continues to use the availability under the Credit Facility to finance the Fuel Sales Business. The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at September 30, 2006 totaled approximately $8,829,000 of which approximately $7,222,000 represents September 2006 purchases and approximately $1,607,000 represents October 2006 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $2,574,000 at September 30, 2006). At September 30, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility, Letters of Credit and Other — Continued
Under the terms of the RZB Credit Facility, all cash from Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at September 30, 2006 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2006, such taxes in the amount of approximately $346,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $479,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2006.
LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $236,099 and $273,875 for the three months ended September 30, 2005 and 2006, respectively, and $606,000 and $799,356 for the nine months ended September 30, 2005 and 2006, respectively.
Amended Leased Pipeline Lease Agreement
On July 21, 2006, the Company and Seadrift entered into an amended and restated lease agreement (Amended Lease) for the Leased Pipeline. The Amended Lease was effective August 1, 2006 and expires on December 31, 2013. In connection with the LPG Asset Sale, the Amended Lease was assumed by TransMontaigne. The Company is still obligated to indemnify for environmental liabilities, including claims relating to the condition of the leased property and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993 through the date of the LPG Asset Sale. Seadrift has agreed to indemnify the Company for similar environmental liabilities arising before that date.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Distributions of Available Cash — Continued
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of October 23, 2006 totaling $487,412 (including amount paid to the General Partner).
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment — Continued
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
Litigation
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries have been named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
The tanker truck reportedly took delivery of LPG at the Matamoros Terminal Facility operated under agreement with Rio Vista’s Mexican subsidiaries. According to the lawsuits, after leaving the Matamoros Terminal Facility, the tanker truck was involved in a collision with a train in Lucio Blanco, Mexico, resulting in a tragic explosion that killed and injured several persons and caused significant property damage. Published reports indicate that the truck used a road not approved for large trucks and failed to stop at an unprotected rail crossing, resulting in the collision and explosion. The insurance carrier for the owner of the tanker truck has settled certain claims in Mexico with victims of the accident.
Even though the accident took place in Mexico, both lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction requires a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also requires Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order requires Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Litigation — Continued
The amended injunction supercedes a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services, Inc. on August 22, 2006. Limited discovery has been conducted to date in this proceeding.
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
Management believes the above lawsuits against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries are without merit and, based on the advice of counsel, does not anticipate liability for damages. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending these cases. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. In October 2005, special commissioners appointed by the court awarded $100,000 to the landowner in connection with the condemnation action. Pursuant to the award, Rio Vista deposited $100,000 into the Registry of the Court on November 17, 2005. The Company is currently challenging this award in the trial court. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. The Company moved for summary judgment against the landowner on its counterclaim. In response to the Company’s motion, the Court granted partial summary judgment in favor of the Company, holding that there are no compensable damages arising from an inverse condemnation. The landowner has subsequently amended his counterclaim seeking damages of $275,000. The parties are currently conducting discovery and mediation is scheduled for December 2006. A trial date is set for January 8, 2007.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Litigation — Continued
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Consulting Agreement
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter was to serve as a special advisor to the board of directors of Penn Octane and the board of managers of Rio Vista and was to provide the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista agreed to pay the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to a previous agreement with PMI. Amounts expensed pursuant to (i) above (see note D) were $331,615 and have been paid to Mr. Richter. Amounts expensed pursuant to (ii) above for the nine months ended September 30, 2006 totaled approximately $5,000 and have been paid to Mr. Richter.
Mr. Richter’s consulting agreement expires on November 14, 2006.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance limit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. (“Rio Vista”) and its subsidiaries are collectively hereinafter referred to as the “Company”.
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years proceeded by “fiscal” (e.g. fiscal 2006) refer to the Company’s fiscal year ended December 31.
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG Transportation Agreement, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US — Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, LPG Transportation Business, LPG Asset Sale ,TransMontaigne Note, cash distributions, “Qualifying Income”, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution you, however, that the risks contained in this report may not include all material risks facing the Company.
Overview
As more fully described in note D to the unaudited consolidated financial statements, prior to the sale of all of Penn Octane’s liquefied petroleum gas (“LPG”) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (“TransMontaigne”) on August 22, 2006 (the “LPG Asset Sale”), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (“Fuel Products”). Subsequent to the LPG Asset Sale, the Company continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (the “Matamoros Terminal Facility”) and approximately 23 miles of pipelines (the “US — Mexico Pipelines”) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel Products sales approximated 99.1% and 99.6% of total revenues for the three and nine months ended September 30, 2006, respectively excluding sales related to discontinued operations (see note D to the unaudited consolidated financial statements).
On September 30, 2004, Penn Octane Corporation (“Penn Octane”) completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (“RVOP”) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista Energy Partners L.P. and its subsidiaries (“Rio Vista”) and (iii) distributed all of its limited partnership interest (the “Common Units”) in Rio Vista to its common stockholders (the “Spin-Off”), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (the “General Partner”). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s unaudited consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista.
Prior to the LPG Asset Sale, the Company’s primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Penn Octane continues to control the General partner which manages Rio Vista. The Company does not anticipate that its existing business segments, the LPG Transportation Business and the Fuel Sales Business, will generate sufficient cash flow to enhance stockholder and unitholder value. Therefore, the Company intends to use a portion of its available cash and credit to make strategic acquisitions of assets that generate income for Penn Octane and “qualifying income” as this term is defined in Section 7704 of the Internal Revenue Code for Rio Vista.
LPG Transportation Agreement
Under the Rio Vista Restated PSA and related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (the “LPG Transportation Agreement”), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expires on March 31, 2007. The Company receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which the Company will receive pursuant to the LPG Transportation Agreement. The Company is also exploring potential opportunities which would enhance the value of the Retained Assets.

The following table sets forth the minimum monthly volume of LPG that PMI has agreed to purchase from TransMontaigne under the existing agreement with PMI:

Month	Minimum Volumes
(gallons)
October 2006	8,100,000
November 2006	8,100,000
December 2006	9,000,000
January 2007	8,100,000
February 2007	8,100,000
March 2007	8,100,000
The Company is entitled to fees for actual volumes delivered pursuant to the LPG Transportation Agreement.
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico.
Potential Factors Affecting Future Demand Of The Retained Assets:
Recent Trends. Since April 2004, through the date of the LPG Asset Sale, PMI contracted with the Company for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The existing contract between TransMontaigne and PMI also provides for minimum volumes lower than historical amounts. The Company believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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

Dependence on TransMontaigne. The ability of the Company to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets.
Fuel Sales Business
The Company sells Fuel Products through transactional, bulk and/or rack sales. Typical transactional and bulk sales are made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions are based on variable sale prices charged by the Company which are tied to posted daily spot prices and purchase costs which are based on a monthly average or 3 day average based on posted prices. The Company pays pipeline and terminal fees based on regulated rates.
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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Fuel sales approximated 99.1% and 99.6% of total revenues for the three months and nine months ended September 30, 2006, respectively.
Fuel Sales revenues totaled $42.5 million and $108.0 million and cost of fuel and other direct operating expenses totaled $43.0 million and $107.7 million during the three months and nine months ended September 30, 2006, respectively. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.
The ability of the Company to participate in the Fuel Sales Business is largely dependent on the Company’s ability to finance its supplies. Currently, the Company utilizes the RZB Credit Facility to finance the purchases of Fuel Products. Future increases in the costs of Fuel Products may reduce the amount of financing available for the Fuel Sales Business.
Federal and State agencies require the Company to obtain the necessary regulatory and other approvals for its Fuel Sales Business.

The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the three months and nine months ended September 30, 2005 and 2006, respectively:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Volume Sold
Fuel Products	18.8	18.9	53.5	49.2
(millions of gallons)
Average sales price
Fuel Products (per gallon)	$1.99	$2.24	$1.74	$2.20
Results of Operations
The following summarizes the gross profit among the Company’s continuing operations consisting of LPG Transportation and the Fuel Sales Businesses for the three months and nine months ended September 30, 2005 and 2006 and the gross profit for the discontinued operations associated with LPG sales for the three months and nine months ended September 30, 2005 and 2006. All amounts are in thousands.
For the three months ended September 30, 2005

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Other	Total
Revenues	$—	(a)	$37,389	$—	$37,389
Cost Of Sales	774	(b)	36,259	—	37,033

Gross Profit (Loss)	$(774)		$1,130	$—	$356

For the three months ended September 30, 2006

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Other	Total
Revenues	$191	(a)	$42,502	$189	$42,882
Cost Of Sales	397	(b)	43,039	—	43,436

Gross Profit (Loss)	$(206)		$(537)	$189	$(554)

For the nine months ended September 30, 2005

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Other	Total
Revenues	$—	(a)	$93,170	$2	$93,172
Cost Of Sales	1,650	(b)	91,174	—	92,824

Gross Profit (Loss)	$(1,650)		$1,996	$2	$348

For the nine months ended September 30, 2006

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Other	Total
Revenues	$191	(a)	$107,963	$189	$108,343
Cost Of Sales	1,384	(b)	107,654	—	109,038

Gross Profit (Loss)	$(1,193)		$309	$189	$(695)

(a)	LPG Transportation revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.
Continuing Operations:
The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the LPG Transportation Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company’s Fuel Sales business and all indirect income and expenses of the Company.

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenues. Revenues for the three months ended September 30, 2006, were $42.9 million compared with $37.4 million for the three months ended September 30, 2005, an increase of $5.5 million or 14.8%. Of this increase, $4.8 million was attributable to increases in average sales prices of Fuel Products sold during the three months ended September 30, 2006, $0.3 million was attributable to increased volumes of Fuel Products sold during the three months ended September 30, 2006 and $0.2 million was attributable to increases in LPG Transportation Business revenues which commenced during August 2006.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006 was $43.4 million compared with $37.0 million for the three months ended September 30, 2005, an increase of $6.4 million or 17.3%. Of this increase, $6.4 million was attributable to increases in average costs of Fuel Products sold during the three months ended September 30, 2006, $0.3 million was attributable to increased volumes of Fuel Products sold during the three months ended September 30, 2006 and $0.1 million was attributable to decreases in other direct costs associated with the Fuel Sales Business during the three months ended September 30, 2006, partially offset by $0.4 million of reduced costs associated with operation of the Retained Assets during the three months ended September 30, 2006.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.1 million for the three months ended September 30, 2006, compared with $1.4 million for the three months ended September 30, 2005, a decrease of $0.3 million or 18.9%. The decrease was principally attributable to reduced professional fees of $0.2 million associated with the LPG Asset Sale and reduced payroll related costs of $0.1 million during the three months ended September 30, 2006.
Other income (expense). Other income was $0.6 million for the three months ended September 30, 2006, compared with other income of $1.3 million for the three months ended September 30, 2005. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $1.0 million during the three months ended September 30, 2006 resulting from reduced losses from continuing operations at Rio Vista
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenues. Revenues for the nine months ended September 30, 2006, were $108.3 million compared with $93.2 million for the nine months ended September 30, 2005, an increase of $15.2 million or 16.3%. Of this increase, $24.2 million was attributable to increases in average sales prices of Fuel Products sold during the nine months ended September 30, 2006 and $0.2 million was attributable to increases in LPG Transportation Business revenues which commenced during August 2006, partially offset by $9.4 million attributable to decreased volumes of Fuel Products sold during the nine months ended September 30, 2006.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006 was $109.0 million compared with $92.8 million for the nine months ended September 30, 2005, an increase of $16.2 million or 17.5%. Of this increase, $25.5 million was attributable to increases in average costs of Fuel Products sold during the nine months ended September 30, 2006, and $0.2 million was attributable to increases in other direct costs associated with the Fuel Sales Business during the nine months ended September 30, 2006, partially offset by $9.3 million attributable to decreased volumes of Fuel Products sold during the nine months ended September 30, 2006 and $0.3 million of reduced costs associated with operation of the Retained Assets during the nine months ended September 30, 2006.
Selling, general and administrative expenses. Selling, general and administrative expenses were $3.8 million for the nine months ended September 30, 2006, compared with $5.5 million for the nine months ended September 30, 2005, a decrease of $1.7 million or 31.2%. The decrease was principally attributable to reduced professional fees of $0.4 million associated with the LPG Asset Sale and reduced payroll related costs of $1.5 million (including $1.0 million associated with the discount of a note receivable from a former officer) during the nine months ended September 30, 2006.

Other income (expense). Other income was $2.7 million for the nine months ended September 30, 2006 compared with other income of $3.7 million for the nine months ended September 30, 2005, a decrease of $1.1 million. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $1.6 million during the nine months ended September 30, 2006 resulting from reduced losses from continuing operations at Rio Vista, partially offset by decreased interest and amortization of discounts costs on outstanding debt incurred during the nine months ended September 30, 2006.
Discontinued Operations:
The following is a discussion of the Company’s results of operations from discontinued operations of its LPG sales business for all periods presented through the date of the LPG Asset Sale and includes all related revenues, direct costs, associated interest expenses, minority interest and income taxes.
The following table shows the Company’s volume of LPG sold in gallons and average sales price for LPG for the three months and nine months ended September 30, 2005 and 2006;

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2006 (a)	September 30, 2005	September 30, 2006 (a)
Volume Sold
LPG (millions of gallons) — PMI	21.0	9.0	73.7	66.2
LPG (millions of gallons) — Other	7.8	6.2	19.9	16.2

	28.8	15.2	93.6	82.4

Average sales price
LPG (per gallon) — PMI	$1.08	$1.23	$0.94	$1.08
LPG (per gallon) — Other	0.79	1.13	0.81	1.07

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the date of the LPG Asset Sale

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Revenues. Revenues for the three months ended September 30, 2006, were $18.0 million compared with $29.3 million for the three months ended September 30, 2005, a decrease of $11.3 million or 38.5%. Of this decrease, $14.8 million was attributable to decreased volumes of LPG sold to PMI during the three months ended September 30, 2006 (the LPG business was discontinued during August 2006) and $2.1 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended September 30, 2006 (the LPG business was discontinued during August 2006), partially offset by $3.1 million attributable to increases in average sales prices of LPG sold to PMI during the three months ended September 30, 2006 and $2.5 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the three months ended September 30, 2006.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006 was $17.8 million compared with $28.7 million for the three months ended September 30, 2005, a decrease of $10.8 million or 37.8%. Of this decrease, $13.8 million was attributable to decrease volumes of LPG sold to PMI during the three months ended September 30, 2006 (the LPG business was discontinued during August 2006) and $2.5 million was attributable to decreased volumes of LPG sold to customers other than PMI during the three months ended September 30, 2006 (the LPG business was discontinued during August 2006), partially offset by $2.8 million attributable to increases in the average costs of LPG sold to PMI during the three months ended September 30, 2006 and $3.3 million was attributable to increases in average costs of LPG sold to customers other than PMI during the three months ended September 30, 2006.
Minority interest on earnings of Rio Vista. The associated minority interest in the earnings of Rio Vista from the income from discontinued operations during the three months ended September 30, 2006 and 2005 was approximately $0.3 million and $0.7 million, respectively.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Revenues. Revenues for the nine months ended September 30, 2006, were $88.9 million compared with $85.5 million for the nine months ended September 30, 2005, an increase of $3.3 million or 3.9%. Of this increase, $10.2 million was attributable to increases in average sales prices of LPG sold to PMI during the nine months ended September 30, 2006 and $5.2 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the nine months ended September 30, 2006, partially offset by $8.2 million attributable to decreased volumes of LPG sold to PMI during the nine months ended September 30, 2006 (the LPG business was discontinued during August 2006) and $3.9 million attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended September 30, 2006 (the LPG business was discontinued during August 2006).
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2006 was $86.7 million compared with $82.6 million for the nine months ended September 30, 2005, an increase of $4.1 million or 5.0%. Of this increase, $10.9 million was attributable to increases in the average costs of LPG sold to PMI during the nine months ended September 30, 2006 and $5.0 million was attributable to increases in average costs of LPG sold to customers other than PMI during the nine months ended September 30, 2006, partially offset by $7.7 million attributable to decreased volumes of LPG sold to PMI during the nine months ended September 30, 2006 (the LPG business was discontinued during August 2006) and $4.0 million attributable to decreased volumes of LPG sold to customers other than PMI during the nine months ended September 30, 2006 (the LPG business was discontinued during August 2006).
Minority interest on earnings of Rio Vista. The associated minority interest in the earnings of Rio Vista from the income from discontinued operations during the nine months ended September 30, 2006 and 2005 was approximately $2.0 million and $3.2 million, respectively.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of the Company and its subsidiaries, including Rio Vista, and Rio Vista and its subsidiaries, respectively after adjustment for (a) the distribution paid by Rio Vista on October 26, 2006 and (b) the payment of outstanding intercompany balances:

	The Company’s Consolidated Pro Forma				Rio Vista’s Consolidated Pro Forma
	Working Capital				Working Capital
	September 30, 2006				September 30, 2006
	As Reported			Adjusted	As Reported			Adjusted
	9/30/2006	Pro Forma		9/30/2006	9/30/2006	Pro Forma		9/30/2006
Current Assets
Cash	$9,934,945	$(487,412	)(a)	$9,447,533	$3,930,980	$(487,412	)(a)	$6,731,301
						3,287,733	(b)
Restricted Cash	3,079,145			3,079,145	26,181			26,181
Trade Accounts Receivable	5,606,999			5,606,999	286,632			286,632
Inventories	3,333,699			3,333,699	—			—
Due From Affiliates	—			—	3,287,733	(3,287,733	)(b)	—
Deferred Tax Asset	634,100			634,100	—			—
Prepaid Expenses	162,405			162,405	6,931			6,931

Total Current Assets	22,751,293	(487,412)		22,263,881	7,538,457	(487,412)		7,051,045

Current Liabilities
Current Maturities Of Long-Term Debt	$1,150,553			$1,150,553	$1,000,000			$1,000,000
Revolving Line Of Credit	1,286,329			1,286,329	—			—
Fuel Products Payables	6,236,108			6,236,108	—			—
US and Foreign Taxes Payable	1,270,195			1,270,195	73,398			73,398
Accounts Payables	804,228			804,228	325,671			325,671
Accrued Liabilities	1,192,441			1,192,441	724,362			724,362

Total Current Liabilities	11,939,854	—		11,939,854	2,123,431			2,123,431

Working Capital	$10,811,439	$(487,412)		$10,324,027	$5,415,026	$(487,412)		$4,927,614

The pro forma net working capital available to the Company at September 30, 2006, after adjustment for the September 30, 2006 quarterly distribution paid on October 26, 2006 is approximately $10.3 million of which approximately $5.4 million is available to Penn Octane and $4.9 million is available to Rio Vista. The pro forma net cash on hand available to the Company at September 30, 2006 after adjustment for the September 30, 2006 quarterly distribution paid on October 26, 2006 and payment of intercompany balances was $9.4 million of which $2.7 million was available to Penn Octane and $6.7 million was available to Rio Vista. In addition, Penn Octane has approximately $3.8 million of working capital at September 30, 2006 which was being used in connection with the operation of the Fuel Sales Business. Penn Octane has accrued approximately $1.3 million of income taxes which will be payable in early 2007 and Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.
Rio Vista has minimum quarterly distribution arrearages for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling in the aggregate $2.5 million. The General Partner currently intends to use Rio Vista’s cash assets to enhance unitholder value through the strategic acquisition of assets that generate “qualifying income” as this term is defined in Section 7704 of the Internal Revenue Code.

As a result of the LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business, any distributions from its interest in the General Partner and income on invested cash assets, if any. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient additional cash flow, if any. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and income on invested cash assets, if any. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets at capacity levels which provide Rio Vista with sufficient cash flow to meet working capital requirements. In addition, TransMontaigne’s agreement with PMI expires on March 31, 2007, and there can be no assurance that TransMontaigne will continue selling LPG to PMI. Both Penn Octane and/or Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility and the TransMontaigne Note. Accordingly, Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets.
In connection with the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Neither Penn Octane nor Rio Vista can be certain that future cash flows from their respective businesses, including the Fuel Sales Business, the LPG Transportation Business and future investments, if any, will be adequate to cover all of their future working capital requirements including minimum distributions by Rio Vista.
Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of July through September will be less than during the months of October through March as a result of seasonality.
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
On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department. Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Penn Octane is currently seeking quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will be quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (“RZB”). As of September 30, 2006, Penn Octane had a $20.0 million credit facility with RZB for demand loans and standby letters of credit (the “RZB Credit Facility”) to finance Penn Octane’s purchases of LPG and Fuel Products. The RZB Credit Facility includes a $3.0 million limit for purchase of Fuel Products inventory for a maximum of 30 days. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. The March 31, 2006 review was deferred on a month to month basis pending consummation of the LPG Asset Sale. The Company and RZB are negotiating a revised credit facility. In connection with the RZB Credit Facility, prior to the LPG Asset Sale, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, including, without limitation, the lease with the Brownsville Navigation District of Cameron County for the land on which the Brownsville Terminal Facility is located, the Pipeline Lease, and in connection therewith entered into leasehold deeds of trust, security agreements, financing statements and assignments of rent. Under the RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets. RZB consented to the LPG Asset Sale and released its liens on the assets sold.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at September 30, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $50,000.
The Company continues to use the availability under the Credit Facility to finance the Fuel Sales Business. The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at September 30, 2006 totaled approximately $8.8 million of which approximately $7.2 million represents September 2006 purchases and approximately $1.6 million represents October 2006 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (the “Assets”) are required to be in excess of borrowings and commitments (including restricted cash of approximately $2.6 million at September 30, 2006). At September 30, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and/or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at September 30, 2006 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.

In connection with the Company’s Fuel Sales Business, the Company has issued bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (the “Bonds”) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2006, such taxes in the amount of approximately $346,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $479,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2006.
LPG and Fuel Products financing expense associated with the RZB Credit Facility totaled $236,099 and $273,875 for the three months ended September 30, 2005 and 2006, respectively, and $606,000 and $799,356 for the nine months ended September 30, 2005 and 2006, respectively.
The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of September 30, 2006.

		Payments due by Period
		(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations and Note Payable	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

		Amount of Commitment Expiration
		Per Period
		(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$1.3	$1.3	$—	$—	$—
Standby Letters of Credit	8.8	8.8	—	—	—
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$10.1	$10.1	$—	$—	$—

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit to all holders of record as of October 23, 2006 totaling $487,412 (including amount paid to General Partner).
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
Partnership Tax Treatment. See note J to the unaudited consolidated financial statements for discussion of partnership tax treatment.
Litigation. See note J to the unaudited consolidated financial statements for litigation discussion.
Consulting Agreement. See note J to the unaudited consolidated financial statements for discussion of Mr. Richter’s consulting agreement.
Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during early 2007.
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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (the “Regulatory Law”)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (the “Organic Law”)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.

Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (“Deregulation”). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on the Company as a result of, among other things, its LPG Transportation Agreement with TransMontaigne.
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
Note Receivable from a Former Officer of the Company
The note receivable from Mr. Richter, in the amount of $3.2 million, was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the note to July 29, 2007 and a discount of the note to $1.7 million plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and, therefore, the note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million (see Note G to the unaudited consolidated financial statements). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1.8 million. Accordingly, the Company began accruing interest and reserving the interest on Mr. Richter’s note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral on the note receivable 1.0 million additional shares of common stock of Penn Octane owned by him for 125,000 common units of Rio Vista owned by him which were collateral for the note receivable but had yet to be delivered to the Company. The Company holds 2.0 million shares of common stock of Penn Octane owned by Mr. Richter as collateral for the note receivable.
Restructured Notes and $280,000 Notes (“Notes”).
The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171, respectively, to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.
During February 2006, the Company repaid $500,021 to certain holders of the Notes representing $488,250 of principal and related penalties and $11,771 of accrued interest.

During March 2006, the Company agreed to extend from December 31, 2006 to December 31, 2008 the expiration date on the Rio Vista warrants corresponding to the Notes then outstanding. The warrants were initially issued in connection with the December 15, 2003 amendment of the Notes. In connection with the extension of the warrants, the Company recorded additional interest expense of approximately $22,000. The Notes were not renewed or extended subsequent to December 31, 2005.
During May 2006, the Company paid $61,418 to the holders of the Notes representing accrued interest and fees through March 15, 2006.
During June 2006, the Company paid $212,474 to the holders of the Notes representing $145,000 of principal and $67,474 of accrued interest and fees through June 15, 2006.
On August 22, 2006 in connection with the sale of the Sold Assets, all remaining outstanding amounts due under the Restructured Notes and the $280,000 Notes, including accrued and unpaid interest and fees were repaid.
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (the “TransMontaigne Note”). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (the “Collateral”). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Sold Assets, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The TransMontaigne Note is collateralized by the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of September 30, 2006) plus 2% annually and interest is payable monthly.
Options and Warrants of Rio Vista
General Partner Options. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (“Shore Capital”), an affiliate of Mr. Richard Shore, and by Mr. Richter, of options to each acquire 25% of the General Partner (the “General Partner Options”). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his options by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter.
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

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to certain executive officers of the General Partner and to Mr. Richter and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant. The board of managers has not granted any common unit options for the fiscal year 2006.
Intercompany Agreement
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
The Company may be adversely impacted as a result of increases in Fuel Products prices, which are related to oil and natural gas prices, because of limits on the RZB Credit Facility.

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
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
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
The Company has existing debt at both fixed and variable interest rates (see note G to the consolidated financial statements). Trade accounts receivable from the Company’s limited number of customers and the Company’s trade and other accounts payable generally do not bear interest. The Company’s credit facility with RZB provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company’s agreement with RZB. The Company currently has limited, if any, interest rate risk.
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
The Company’s management, including the principal executive officer and principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures and therefore have conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2006. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the third quarter of the year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
See note J to the Company’s unaudited consolidated financial statements included in this Report.

Item 1A.	Risk Factors
Business Factors. Beginning with the LPG Asset Sale, the Company is dependent on the Fuel Sales Business, the LPG Transportation Business and income on invested cash assets, if any, to provide revenues. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient revenue. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. The Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. TransMontaigne may not transport LPG volumes utilizing the Retained Assets in volumes that are profitable and/or sufficient for Rio Vista to make future distributions. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on TransMontaigne. All of the Company’s assets are pledged as collateral for existing debt and the Company therefore may be unable to obtain additional financing collateralized by such assets. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted. The Company’s business would also be adversely affected if the operations of it’s customers were interrupted.
Acquisition Factors. The advancement, cost and results of particular projects and/or acquisitions sought by the Company, including projects and/or acquisitions which do not specifically fall within the areas of the Company’s current lines of business will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.
Market Listing. On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department. Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Penn Octane is currently seeking quotation in the OTC Bulletin Board through a market maker. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will be quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.
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
Exhibit No.

2.1
Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.2
Purchase and Sale Agreement dated August 15, 2006 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

10.1
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of June 4, 2005, by and between Rio Vista Energy Partners L.P. and P.M.I. Trading Limited (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

10.2
Purchase and Sale Agreement dated as of August 15, 2005 between Penn Octane Corporation and TransMontaigne Product Services Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on August 19, 2005, SEC File No. 000-24394).

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

10.10
Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

10.11
Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

10.12	Amendment to Pledge and Security Agreement between the Penn Octane Corporation and Jerome B. Richter dated October 13, 2006.
10.13	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006.
15	Accountant’s Acknowledgment.
31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.
31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PENN OCTANE CORPORATION
November 20, 2006	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.12	Amendment to Pledge and Security Agreement between the Penn Octane Corporation and Jerome B. Richter dated October 13, 2006.
10.13	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006.
15	Accountant’s Acknowledgment.
31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.
31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.