Form 10-K
period 2006-12-31
PENN OCTANE CORP
filed 2007-04-17
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s Telephone Number, Including Area Code: (760) 772-9080
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,798,582 as of March 15, 2007. The last reported sale price of the Registrant’s Common Stock was $0.45 per share as reported on the Pink Sheets on March 15, 2007.
The number of shares of Common Stock, par value $0.01 per share, outstanding on March 15, 2007 was 15,386,187.

DOCUMENTS INCORPORATED BY REFERENCE
None.

	ITEM		PAGE NO.

Part I

	1.	Business	3

	1A.	Risk Factors	15

	1B.	Unresolved Staff Comments	16

	2.	Properties	17

	3.	Legal Proceedings	18

	4.	Submission of Matters to a Vote of Security Holders	19

Part II

	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

	6.	Selected Financial Data	23

	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

	7A.	Quantitative and Qualitative Disclosures About Market Risks	46

	8.	Financial Statements and Supplementary Data	47

	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93

	9A(T).	Controls and Procedures	93

	9B.	Other Information	93

Part III

	10.	Directors, Executive Officers and Corporate Governance	94

	11.	Executive Compensation	97

	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102

	13.	Certain Relationships and Related Transactions and Director Independence	105

	14.	Principal Accountant Fees and Services	110

Part IV

	15.	Exhibits and Financial Statement Schedules	111

Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 14.1
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG Transportation Agreement, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US — Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, Restated LPG Asset Sale, TransMontaigne Note, cash distributions, “Qualifying Income”, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-K. We caution you, however, that the following list of factors may not include all material risks facing the Company.
Item 1. Business.
Introduction
Penn Octane Corporation (Penn Octane), a Delaware Corporation and its consolidated subsidiaries, including Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as the Company. As more fully described below, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Also the Company’s ability to access its various terminal locations is based on maintaining minimum thru-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains quantities of Fuel Products inventory, the Company is exposed to market risk related to the volatility of Fuel Products prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
Revenues for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 included in the consolidated statements of operations consists of only sales of Fuel Products through August 21, 2006 and sales of both Fuel Products and revenues under the LPG Transportation Agreement from August 22, 2006 to December 31, 2006 (see note S to the consolidated financial statements).
On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista.
Prior to the Restated LPG Asset Sale, the Company’s, primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Penn Octane continues to control the General Partner which manages Rio Vista. The Company does not anticipate that its existing business segments, the LPG Transportation and the Fuel Sales Businesses, will generate sufficient cash flow to increase stockholder and unitholder value. Therefore, the Company intends to use a portion of its available cash and credit to make strategic acquisitions. There can be no assurance, however, that the Company will be able to complete such acquisitions or that, if completed, such acquisitions will increase stockholder or unitholder value. See “Risk Factors” below.
The Company’s principal executive offices are located at 77-530 Enfield Lane, Building D, Palm Desert, California 92211, and its telephone number is (760) 772-9080.

Sale of LPG Assets/Discontinued Operations and Commencement of LPG Transportation Agreement
On August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10.1 million for assets sold by Penn Octane less closing adjustments of $132,177. In connection with the sale, Penn Octane used approximately $1.0 million of its proceeds to pay off all remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest (see note I to the consolidated financial statements).
Also on August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8.3 million less closing adjustments of $351,173 and escrow cleaning costs of $500,000 (see next paragraph).
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note I) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The Company currently estimates that the amount, if any, of the Escrow Clearing Costs that may be returned by TransMontaigne will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI Agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expired on March 31, 2007. The Company is currently not aware of any renewal or extension of the existing PMI agreement. The Company receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which the Company will receive pursuant to the LPG Transportation Agreement. The Company is also exploring potential opportunities which would increase the value of the Retained Assets.

The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $1.5 million, $668,000, $2.1 million and $1.9 million for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively have been included in cost of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets and liabilities from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Net Current Assets:
Property, plant and equipment
Midline pump station (b)	$2,326,985	$—
Brownsville Terminal Facility: (a)
Building	173,500	—
Terminal facilities	3,631,207	—
Tank Farm	373,945	—
Leasehold improvements	318,807	—
Equipment	226,285	—
Truck	25,968	—
Static Inventory	167,379	—

	7,244,076	—
Less: Accumulated depreciation (c)	(3,738,008)	—

	3,506,068	—
Inventories (a)(b)	1,678,486	—
Lease rights, net (b)(c)	335,832	—

	$5,520,386	$—

Net Current Liabilities:
Note payable (b)	$(15,581)	—
Accounts payable — Exxon (b)	(583,000)	—
Deferred Seadrift rent (b)	(200,016)	—

	$(798,597)	$—

(a)	Rio Vista.

(b)	Penn Octane and subsidiaries other than Rio Vista.

(c)
LPG terminal, building and leasehold improvements were depreciated over 8 to 19 years. The Brownsville Terminal related assets were depreciated over their estimated useful lives, not to exceed the term of the Pipeline Lease. The lease rights of $1.2 million were being amortized over 19 years which corresponds with the life of the lease of the Lease Pipeline. Annual Amortization expense was $45,795 ($228,975 for five years).

For interest expense allocated to discontinued operations see note N to the consolidated financial statements.
Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and for each of the two years in the period ended December 31, 2006 were $172.6 million, $74.8 million, $136.9 million, and $89.1 million, respectively.

In addition to the above net current assets and liabilities from discontinued operations, the following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
1. LEASED PIPELINE — The Pipeline Lease between the Company and Seadrift Pipeline Corporation (Seadrift) was due to expire on December 31, 2013. Pursuant to the Pipeline Lease, the Company’s fixed annual rent for the use of the Leased Pipeline was $1.3 million.
2. BROWNSVILLE TERMINAL LAND LEASE — The operating lease for the land on which the Brownsville Terminal Facility is located expired on November 30, 2006. The Company had an option to renew for five additional five year terms. The annual rental amount was approximately $75,000.
3. BROWNSVILLE TANK FARM LAND LEASE — The Company leased the land on which Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expired on November 30, 2006. The Company had an option to renew for five additional five year terms.
2006 PMI Agreement
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
On April 28, 2006, the Company received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007.
The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provided that PMI did not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010

For the period January 1, 2006 through August 21, 2006, the Company sold LPG to PMI. Beginning on August 22, 2006, the Company transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by the Company for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.
Exxon Supply Contract
Effective October 1, 1999, the Company and Exxon Mobile Gas and Power Marketing Company (Exxon) entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon agreed to supply and the Company agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant up to 13,900,000 gallons per month blended in accordance with required specifications. The purchase price was indexed to variable posted prices.
Effective March 1, 2006, the Exxon Supply Contract was amended to extend through September 30, 2010.
LPG Supply Agreement with Rio Vista
Beginning with the date of the Spin-Off and continuing through the date of the Restated LPG Asset Sale, Penn Octane entered into a long-term supply agreement (LPG Supply Agreement) with Rio Vista pursuant to which Rio Vista agreed to purchase all of its LPG requirements for sales which utilized the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane was able to supply such LPG requirements. The LPG Supply Agreement further provided that Rio Vista had no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceased to have the right to access to Leased Pipeline. The LPG Supply Agreement was to terminate on the earlier of:
•	Penn Octane ceased to have the right to access the Leased Pipeline that connected to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceased to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
Potential Factors Affecting Future Demand For The Retained Assets:
Recent Trends. PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with the Company for volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. The Company believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
During June 2004, Valero L.P. (Valero) began operation of a newly constructed LPG terminal facility in Nuevo Laredo, Mexico and a newly constructed pipeline connecting the terminal facility in Nuevo Laredo, Mexico to existing pipelines in Juarez, Texas which connect directly to Valero Energy Corporation’s Corpus Christi, Texas and Three Rivers, Texas refineries. Valero originally contracted with PMI under a five year agreement to deliver approximately 6.3 million gallons (of which 3.2 million gallons were previously delivered by truck from Three Rivers, Texas) of LPG per month. During July 2005, Valero announced that it had entered into a new agreement with PMI which provides for double the amount of LPG previously contracted for with PMI.

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
Dependence on TransMontaigne. The ability of the Company to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and its ability to bring supplies of LPG into the Retained Assets. Currently, the Company believes that TransMontaigne’s options to obtain and deliver significant additional gallons of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.
Liquefied Petroleum Gas Overview. The primary market for LPG sold by the Company prior to the Restated LPG Asset Sale and transported for TransMontaigne subsequent to the Restated LPG Asset Sale is the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Mexico is one of the largest markets for LPG consumption in the world. LPG is the most widely used domestic fuel in Mexico and is a primary energy source for Mexican households. The future need for LPG imports into Mexico is expected to continue for the following reasons: (i) Mexico’s domestic consumption of LPG exceeds current domestic production capacity, and such shortfall is expected to continue, (ii) there are limited sources of competitive LPG supply for importation into Mexico which is destined for consumption in northeastern Mexico, (iii) the Mexican government’s plans to deregulate the LPG industry could generate additional demand for LPG supplies from distributors in northeastern Mexico, (iv) the expanding use of propane as an automotive fuel may increase the demand for LPG, and (v) the location of Mexico’s major domestic LPG production, which is in the southeastern region of Mexico, combined with the lack of pipeline infrastructure within Mexico from those production centers, result in higher distribution costs to transport the LPG to areas where consumption is heaviest including the central, northern and Pacific coast regions of Mexico.
The US — Mexico Pipelines and Matamoros Terminal Facility. On July 26, 1999, the Company was granted a permit by the United States Department of State authorizing the Company to construct, maintain and operate two pipelines (US Pipelines) crossing the international boundary line between the United States and Mexico (from the Brownsville Terminal Facility near the Port of Brownsville, Texas and El Sabino, Mexico) for the transport of LPG and refined products consisting of motor gasoline and diesel fuel (Refined Products). Penn Octane has requested from the U.S. State Department that the permit be transferred to Rio Vista in connection with the Spin-Off.
On July 2, 1998, Penn Octane de Mexico, S. de R.L. de C.V., formerly Penn Octane de Mexico, S.A. de C.V. (PennMex) (see Mexican Operations), received a permit from the Comision Reguladora de Energia (Mexican Energy Commission) to build and operate one pipeline to transport LPG (Mexican Pipeline) (collectively, the US Pipelines and the Mexican Pipeline are referred to as the US - Mexico Pipelines) from El Sabino (at the point north of the Rio Bravo) to the Matamoros Terminal Facility.
The Company’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V., formerly Termatsal, S.A. de C.V. (Termatsal) and the Company’s consolidated affiliate Tergas S. de R.L. de C.V., formerly Tergas, S.A. de C.V. (Tergas), own all of the assets related to the Mexican portion of the US — Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

US — Mexico Pipelines. The Company’s US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.
The Matamoros Terminal Facility. The Company’s Matamoros Terminal Facility occupies approximately 35 acres of land located approximately seven miles from the United States-Mexico border and is linked to the Brownsville Terminal Facility via the US — Mexico Pipelines. The Matamoros Terminal Facility is located in an industrial zone west of the city of Matamoros, and the Company believes that it is strategically positioned to be a centralized distribution center of LPG for the northeastern region of Mexico. Total rated storage capacity of the Matamoros Terminal Facility is approximately 270,000 gallons of LPG. The Matamoros Terminal Facility includes three storage tanks and ten specification product truck loading racks for LPG product. The truck loading racks are linked to a computer-controlled loading and remote accounting system. The Matamoros Terminal Facility receives its LPG supply directly from the US — Mexico Pipelines which connect to the Sold Assets.
Other. The Company is in the process of upgrading its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during the second quarter of 2007.
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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (Regulatory Law)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (Organic Law)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (Deregulation). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on the Company as a result of among other things, its LPG Transportation Agreement with TransMontaigne.

Competition. LPG production within Mexico could impact the quantity of LPG imported into Mexico (see Recent Trends above) which could impact the quantities of LPG transported pursuant to the LPG Transportation Agreement. Pipelines generally provide a relatively low-cost alternative for the transportation of petroleum products.
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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Also, the Company’s ability to access its various terminal locations is based on maintaining minimum thru-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains quantities of Fuel Products inventory, the Company is exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
Revenues for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 included in the consolidated statements of operations consist of only sales of Fuel Products through August 21, 2006 and sales of both Fuel Products and revenues under the LPG Transportation Agreement from August 22, 2006 to December 31, 2006 (see note S to the consolidated financial statements). Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.

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
Intercompany Agreement
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
General Partner Options
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former president of Penn Octane and former Chief Executive Officer of Rio Vista, and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1.3 million, for a total purchase price of $1.4 million, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1.7 million, for a total purchase price of $1.8 million. The Purchase Option expires if it is not exercised on or before July 31, 2007.

Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with RZB Credit Facility. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Tax Guarantee. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.
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
Employees
As of December 31, 2006, the Company had 22 employees, including three in finance, three in sales, seven in administration and nine in production. The Company retains consultants on an “as needed” basis and had contracts with two consultants as of December 31, 2006.
The Company has not experienced any work stoppages and considers relations with its employees to be satisfactory.
Segment Information
See note S to the consolidated financial statements for discussion of segment information.
Financial Information About Geographic Areas
See note F to the consolidated financial statements for discussion of financial information about geographic areas.

Item 1A. Risk Factors.
Business Factors. Beginning with the Restated LPG Asset Sale, the Company is dependent on the Fuel Sales Business, the LPG Transportation Business and income on invested cash assets, if any, to provide revenues. The Fuel Sales Business is a relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient revenue. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. The Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. TransMontaigne may not transport LPG volumes utilizing the Retained Assets in volumes that are profitable and/or sufficient for Rio Vista to make future distributions to its unitholders. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on TransMontaigne. All of the Company’s assets are pledged as collateral for existing debt and the Company therefore may be unable to obtain additional financing collateralized by such assets. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
Acquisition Factors. The advancement, cost and results of particular projects sought by the Company, including projects and/or acquisitions which do not specifically fall within the areas of the Company’s current lines of businesses will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.
Market Listing. On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department, Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. On March 22, 2007 the Company received clearance to enter quotations on the OTC Bulletin Board for Penn Octane’s common stock and began trading on or about March 26, 2007 on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will remain quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.
Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industrial and individual consumers. The Company competes with other companies in the sale or purchase of Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company’s competitive position, particularly given the commodity nature of its products in the Fuel Sales Business and the nature of its assets deployed in the LPG Transportation Business, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.
International Factors. Mexican economic, political and social conditions may change and adversely affect the Company’s operations. The Company may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring the Company to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation the Company will still be dependent on TransMontaigne because the Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. The Company has not predicted the effect of deregulation on the Company. The Company’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.

Political Factors. The operations and earnings of the Company in the U.S. and Mexico have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of the Company’s facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the Company vary greatly and are not predictable.
Industry and Economic Factors. The operations and earnings of the Company throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for the Company’s products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon or other energy sources or product substitutes.
Market Risk Factors. See “Notes to Consolidated Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this report for discussion of the impact of market risks, inflation and other uncertainties.
Internal Control Factors. Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, beginning with the year ending December 31, 2007, the Company is required to complete an annual evaluation of its internal control systems. In addition, the Company’s independent auditors are required to provide an opinion regarding such evaluation and the adequacy of the Company’s internal accounting controls for the year ending December 31, 2008. The Company’s internal controls may be found to be inadequate, deficiencies or weaknesses may be discovered, and remediation may not be successful. If the Company acquires an existing business, the internal control systems of the acquired business may be inadequate and may require additional strengthening.
Projections. Projections, estimates and descriptions of the Company’s plans and objectives included or incorporated in Items 1, 7 and 7A of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.
Item 1B. Unresolved Staff Comments
Inapplicable.

Item 2. Properties.
As of December 31, 2006, the Company owned, leased or had access to the following facilities:

		Approximate	Lease, Own
Location	Type of Facility	Size	or Access(1)
Extending from Brownsville, Texas to Matamoros, Mexico(5)	US-Mexico Pipelines, associated land Pipeline rights of way	23 miles	Owned Access(3)

Matamoros, Mexico(5)	Pipeline interconnection, LPG truck loading facilities, LPG storage facilities, on-site administration office and the land	35 acres	Owned

Phoenix, Arizona Tucson, Arizona Barstow, California Colton, California Imperial, California Mission Valley, California Las Vegas, Nevada(7)	Pipeline interconnection, truck loading facilities and storage facilities Various pipeline access from suppliers to terminal locations		Access(6)

Palm Desert, California	Penn Octane Corporation Headquarters	1,700 square feet	Leased(2)

Houston, Texas	Rio Vista Headquarters	1,700 square feet	Leased(4)

(1)	The Company’s assets are pledged or committed to be pledged as collateral (see notes to the consolidated financial statements).

(2)	The Company’s lease with respect to its headquarters offices expires October 31, 2007. The monthly lease payments approximate $1,500 a month.

(3)	The Company’s right to use land for its pipelines.

(4)	Rio Vista’s lease with respect to its headquarters’ office expires May 31, 2007. The monthly lease payments approximate $3,100 a month.

(5)	LPG Transportation Business

(6)	The Company’s ability to access its various terminal locations is based on maintaining minimum thru-put volumes at each terminal.

(7)	Fuel Sales Business
For information concerning the Company’s operating lease commitments, see note N to the consolidated financial statements.

Item 3. Legal Proceedings.
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The amended injunction superseded a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. On January 17, 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2007, plaintiffs filed a motion to remand the case to the state court in Cameron County, Texas. Limited discovery has been conducted to date in this proceeding. The parties anticipate that discovery will be completed during 2007.
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, the Company entered into a settlement agreement with the plaintiffs on terms deemed favorable to the Company. The Company’s legal fees and settlement costs were covered by insurance.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.

On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records of Cameron County, Texas.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Penn Octane’s common stock began trading on the NASDAQ Capital Market under the symbol “POCC” in December 1995. On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department dated July 17, 2006, Penn Octane’s common stock was delisted from the NASDAQ Stock Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. On March 22, 2007 the Company received clearance to enter quotations on the OTC Bulletin Board for Penn Octane’s common stock and began trading on or about March 26, 2007 on the OTC Bulletin Board.
The following table sets forth the reported high ask and low bid quotations of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	LOW	HIGH
Fiscal Year Ended December 31, 2006:
First Quarter	$0.36	$0.93
Second Quarter	0.40	0.90
Third Quarter	0.40	0.69
Fourth Quarter	0.44	0.65
Fiscal Year Ended December 31, 2005:
First Quarter	$0.87	$1.93
Second Quarter	0.35	1.33
Third Quarter	0.35	0.79
Fourth Quarter	0.33	0.65
On March 15, 2007, the closing bid price of the common stock as reported on the Pink Sheets was $0.45 per share. On March 15, 2007, Penn Octane had 15,386,187 shares of common stock outstanding and approximately 1,500 holders of record of the common stock.
On September 30, 2004, Penn Octane made a distribution to all holders of Penn Octane’s common stock on that date of 100% of its limited partnership interests of Rio Vista at a rate of 1 unit for each 8 shares of common stock held. Penn Octane has not paid any common stock dividends to stockholders and does not intend to pay any common stock dividends to stockholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company’s operations.
Recent Sales of Unregistered Securities
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan previously approved by the stockholders. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve any public offering of securities.

Equity Compensation Plans
The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2006.

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights(3)	plans (excluding securities
	warrants and rights	(per share)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,095,000	$1.46	495,000	(1)
Equity compensation plans not approved by security holders (2)	243,750	$0.92	—

Total	1,338,750	$1.36	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.

(2)	Penn Octane was not required to obtain stockholder approval for these securities.

(3)	Where applicable, exercise prices adjusted for the Spin-Off.

Stock Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative, five-year total stockholder return with the Russell 2000 Index and the NASDAQ Index. The graph assumes that $100 was invested on December 31, 2001 in each of Penn Octane’s Common Stock, the Russell 2000 Index and the NASDAQ Index, and that all dividends were reinvested. The performance graph reflects the years ending December 31, and does not take into consideration the Company’s change in fiscal year from July 31 to December 31 during 2004. The graph is not, nor is it intended to be, indicative of future performance of Penn Octane’s Common Stock.
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
Penn Octane Corporation
Stock Performance Graph
December 31, 2006

	2001	2002	2003	2004	2005	2006
Penn Octane Corporation	$100	$87	$65	$59	$23	$24
Russell 2000 Index	$100	$78	$114	$133	$138	$161
NASDAQ Index	$100	$68	$103	$112	$113	$124

Item 6. Selected Financial Data.
The following selected consolidated financial data for each of the years in the three-year period ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes included elsewhere herein. All information is in thousands, except per-share data (see note D to the consolidated financial statements).

				Transition
				Period
				August 1, 2004
	Year Ended July 31,			to December 31,	Year Ended December 31
	2002	2003	2004	2004	2005	2006
Revenues	$—	$—	$5,105	$33,475	$123,419	$144,337
Income (loss) from continuing operations	(7,804)	(9,117)	(8,525)	(2,641)	(1,489)	(2,744)
Income (loss) from continuing operations per common share	(0.53)	(0.61)	(0.55)	(0.17)	(0.10)	(0.18)
Total assets	30,155	27,838	31,577	35,009	36,976	27,620
Long-term obligations	612	60	1,729	56	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years proceeded by “fiscal” (e.g. fiscal 2006) refer to the Company’s fiscal year ended December 31.
Overview
As more fully described in note D to the consolidated financial statements, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Also the Company’s ability to access its various terminal locations is based on maintaining minimum thru-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains quantities of Fuel Products inventory, the Company is exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
Revenues for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 included in the consolidated statements of operations consist of only sales of Fuel Products through August 21, 2006 and sales of both Fuel Products and revenues under the LPG Transportation Agreement from August 22, 2006 to December 31, 2006 (see note S to the consolidated financial statements).
On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50%

interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement. The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista.
Prior to the Restated LPG Asset Sale, the Company’s, primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Penn Octane continues to control the General Partner which manages Rio Vista. The Company does not anticipate that its existing business segments, the LPG Transportation and the Fuel Sales Businesses, will generate sufficient cash flow to increase stockholder and unitholder value. Therefore, the Company intends to use a portion of its available cash and credit to make strategic acquisitions. There can be no assurance, however, that the Company will be able to complete such acquisitions or that, if completed, such acquisitions will increase stockholder or unitholder value.
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expired on March 31, 2007. The Company is currently not aware of any renewal or extension of the existing PMI agreement. The Company receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which the Company will receive pursuant to the LPG Transportation Agreement. The Company is also exploring potential opportunities which would increase the value of the Retained Assets.

The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010
For the period January 1, 2006 through August 21, 2006, the Company sold LPG to PMI. Beginning on August 22, 2006, the Company transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by the Company for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.
The Company is entitled to fees for actual volumes delivered pursuant to the LPG Transportation Agreement.
Potential Factors Affecting Future Demand For The Retained Assets:
Recent Trends. PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with the Company for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. The Company believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.

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
Dependence on TransMontaigne. The ability of the Company to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and its ability to bring supplies of LPG into the Retained Assets. Currently, the Company believes that TransMontaigne’s options to obtain and deliver significant additional gallons of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.
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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Also the Company’s ability to access its various terminal locations is based on maintaining thru-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains quantities of Fuel Products inventory, the Company is exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
Revenues for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ending December 31, 2006 included in the consolidated statements of operations consist of only sales of Fuel Products through August 21, 2006 and sales of both Fuel Products and revenues under the LPG Transportation Agreement from August 22, 2006 to December 31, 2006 (see note S to the consolidated financial statements). Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.
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
The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively:

		Transition Period	Year ended	Year ended
	Year ended	August 1, 2004 to	December 31,	December 31,
	July 31, 2004	December 31, 2004	2005	2006
Volume Sold
Fuel Products (millions of gallons)	4.0	23.4	68.7	67.3
Average sales price
Fuel Products (per gallon)	$1.27	$1.43	$1.80	$2.13

Results of Operations
The following summarizes the gross profit among the Company’s continuing operations consisting of LPG Transportation and the Fuel Sales Businesses for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and the years ended December 31 2005 and 2006, respectively. All amounts are in thousands.
For the year ended July 31, 2004

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total
Revenues	$-	(a)	$5,105	$5,105
Cost Of Sales	1,504	(b)	5,138	6,642

Gross Profit (Loss)	$(1,504)		$(33)	$(1,537)

For the transition period August 1, 2004 to December 31, 2004

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total
Revenues	$—	(a)	$33,475	$33,475
Cost Of Sales	668	(b)	33,475	34,143

Gross Profit (Loss)	$(668)		$—	$(668)

For the year ended December 31, 2005

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total
Revenues	$—	(a)	$123,419	$123,419
Cost Of Sales	2,109	(b)	120,211	122,320

Gross Profit (Loss)	$(2,109)		$3,208	$1,099

For the year ended December 31, 2006

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total
Revenues	$908	(a)	$143,429	$144,337
Cost Of Sales	1,814	(b)	142,883	144,697

Gross Profit (Loss)	$(906)		$546	$(360)

(a)	LPG Transportation revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.
Continuing Operations:
The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the LPG Transportation Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company’s Fuel Sales business and all indirect income and expenses of the Company. Revenues from the Company’s LPG Transportation Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenues. Revenues for the year ended December 31, 2006, were $144.3 million compared with $123.4 million for the year ended December 31, 2005, an increase of $20.9 million or 16.9%. Of this increase, $23.7 million was attributable to increases in average sales prices of Fuel Products sold during the year ended December 31, 2006 and $.9 million was attributable to LPG Transportation revenues which commenced during August 2006, partially offset by $3.7 million was attributable to decreased volumes of Fuel Products sold during the year ended December 31, 2006.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2006 was $144.7 million compared with $122.3 million for the year ended December 31, 2005, an increase of $22.4 million or 18.3%. Of this increase, $25.9 million was attributable to increases in average costs of Fuel Products sold during the year ended December 31, 2006, $.3 million was attributable to increased direct costs associated with the Fuel Sales Business during the year ended December 31, 2006, partially offset by $3.6 million associated with decreased volumes of Fuel Products sold during the year ended December 31, 2006 and $0.2 million was attributable to reduced costs associated with operation of the Retained Assets during the year ended December 31, 2006.
Selling, general and administrative expenses. Selling, general and administrative expenses were $5.5 million for the year ended December 31, 2006 compared with $7.6 million for the year ended December 31, 2005, a decrease of $2.1 million or 27.6%. The decrease was principally attributable to reduced professional fees of $.9 million associated with the LPG Asset Sale and reduced payroll related costs of $1.4 million during the year ended December 31, 2006.

Other income (expense). Other income was $3.1 million for the year ended December 31, 2006, compared with other income of $5.0 million for the year ended December 31, 2005. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $2.5 million during the year ended December 31, 2006 resulting from reduced losses from continuing operations at Rio Vista.partially offset by reduced interest expenses during the year ended December 31, 2006.
Year Ended December 31, 2005 Compared With Year Ended July 31, 2004
The following discussion compares the results of operations for the year ended December 31, 2005 compared to the year ended July 31, 2004, the latest preceding fiscal year prior to the Company’s change in fiscal year-end from July 31 to December 31.
Revenues. Revenues for the year ended December 31, 2005, were $123.4 million compared with $5.1 million for the year ended July 31, 2004, an increase of $118.3 million. This increase was principally attributable to the Fuel Products Business which had a full year of operations during the year ended December 31, 2005 compared with only two months of operations during the year ended July 31, 2004 (The Fuel Products Business commenced operations during June 2004).
Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $122.3 million compared with $6.6 million for the year ended July 31, 2004, an increase of $115.7 million. This increase was principally attributable to the Fuel Products Business which had a full year of operations during the year ended December 31, 2005 compared with only two months of operations during the year ended July 31, 2004 (The Fuel Products Business commenced operations during June 2004). In addition, $0.6 million was attributable to increases in costs associated with operation of the Retained Assets during the year ended December 31, 2005.
Selling, general and administrative expenses. Selling, general and administrative expenses were $7.6 million for the year ended December 31, 2005, compared with $5.8 million for the year ended July 31, 2004, an increase of $1.8 million or 31.0%. The increase was principally attributable to increased payroll related costs of $1.0 million associated with the discount of a note receivable from a former officer and increased public company expenses and increases in value added tax associated with its Mexican operations during the year ended December 31, 2005.
Loss on sale of assets and assets impairment charge. During the year ended July 31, 2004, the Company recorded a loss on the sale of assets of $.5 million and the Company recorded an asset impairment charge of $.3 million.
Other income (expense). Other income was $5.0 million for the year ended December 31, 2005 compared with other (expense) of $(.4) million for the year ended July 31, 2004, an increase of $5.4 million. The increase in other income was due primarily to the increase in the minority interest in the losses of Rio Vista of $6.4 million during the year ended December 31, 2005 (The Spin-Off occurred on September 30, 2004 and accordingly, there was no minority interest included in the consolidated financial statements during the year ended July 31, 2004), partially offset by increased interest expenses of $.8 million and reduced income of $.2 million resulting from the cancellation of a contract during the year ended December 31,2005.

Five Months Ended December 31, 2004 Compared With Five Months Ended December 31, 2003
The Company’s results of operations from continuing operations for the five months ended December 31, 2005 principally consisted of revenues from the Fuel Sales Business, which commenced during June 2004. Accordingly, there were no Fuel Sales Business revenues during the comparable five months ended December 31, 2003.
Discontinued Operations:
The following table shows the Company’s volume of LPG sold in gallons and average sales price for LPG for the fiscal year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the years ended December 31, 2005 and 2006.

		Transition Period	Year ended	Year ended
	Year ended	August 1, 2004 to	December 31,	December 31,
	July 31, 2004	December 31, 2004	2005	2006
Volume Sold
LPG (millions of gallons) — PMI	197.9	61.5	119.3	66.2
LPG (millions of gallons) — Other	49.6	21.2	19.9	16.2

	247.5	82.7	139.2	82.4

Average sales price
LPG (per gallon) — PMI	$0.72	$0.93	$1.01	$1.08
LPG (per gallon) — Other	0.62	0.82	0.81	1.07
(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the date of the Restated LPG Asset Sale
The following discussion of the Company’s results of operations from discontinued operations of its LPG sales business for all periods presented through August 21, 2006, the date the business was sold, and includes all related revenues, direct costs, associated interest expenses, minority interest and income taxes.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenues. Revenues for the year ended December 31, 2006, were $89.1 million compared with $136.9 million for the year ended December 31, 2005, a decrease of $47.8 million or 34.9%. Of this decrease, $57.4 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2006 (the LPG business was discontinued during August 2006) and $3.9 million was attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2006, partially offset by $8.2 million attributable to increases in average sales prices of LPG sold to PMI during the year ended December 31, 2006 (the LPG business was discontinued during August 2006) and $5.1 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the year ended December 31, 2006.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2006 was $86.8 million compared with $136.9 million for the year ended December 31, 2005, a decrease of $50.1 million or 36.6%. Of this decrease, $53.8 million was attributable to decrease volumes of LPG sold to PMI during the year ended December 31, 2006 (the LPG business was discontinued during August 2006) and $4.0 million was attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2006, partially offset by $8.3 million attributable to increases in the average costs of LPG sold to PMI during the year ended December 31, 2006 and $4.3 million was attributable to increases in average costs of LPG sold to customers other than PMI during the year ended December 31, 2006.
Minority interest on earnings of Rio Vista. The associated minority interest in the earnings of Rio Vista from the income from discontinued operations during the year ended December 31, 2006 and 2005 was approximately $2.0 million and $4.3 million, respectively.

Year Ended December 31, 2005 Compared With Year Ended July 31, 2004
The following discussion compares the result of operations for the year ended December 31, 2005 compared to the year ended July 31, 2004, the latest preceding fiscal year prior to the Company’s change in fiscal year-end from July 31 to December 31.
Revenues. Revenues for the year ended December 31, 2005, were $136.9 million compared with $172.5 million for the year ended July 31, 2004, a decrease of $35.6 million or 20.6%. Of this decrease, $79.5 million was attributable decreased volumes of LPG sold to PMI during the year ended December 31, 2005, $24.2 million attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2005, partially offset by $58.4 million associated with increases in average sales prices of LPG sold to PMI during the year ended December 31, 2005 and $9.7 million was attributable to increases in average sales prices of LPG sold to customers other than PMI during the year ended December 31, 2005.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2005 was $133.1 million compared with $162.2 million for the year ended July 31, 2004, a decrease of $29.1 million or 17.9%. Of this decrease, $74.1 million was attributable to decreased volumes of LPG sold to PMI during the year ended December 31, 2005, $26.1 million attributable to decreased volumes of LPG sold to customers other than PMI during the year ended December 31, 2005, partially offset by $61.4 million attributable to increases in the average costs of LPG sold to PMI during the year ended December 31, 2005 and $11.4 million was attributable to increases in average costs of LPG sold to customers other than PMI during the year ended December 31, 2005.
Minority interest on earnings of Rio Vista. The associated minority interest in the earnings of Rio Vista from the income from discontinued operations during the year ended December 31, 2005 was approximately $4.3 million. The Spin-Off occurred on September 30, 2004 and accordingly, there was no minority interest included in the consolidated financial statements during the year ended July 31, 2004.
Five Months Ended December 31, 2004 Compared With Five Months Ended December 31, 2003
Revenues. Revenues for the five months ended December 31, 2004, were $74.8 million compared with $69.3 million for the five months ended December 31, 2003, an increase of $5.5 million or 7.9%. Of this increase $24.0 million was attributable to increases in average sales prices of LPG sold to PMI during the five months ended December 31, 2004, $5.7 million was attributable to increased average sales prices of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $.4 million was attributable to increased volumes of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $24.7 million attributable to decreased volumes of LPG sold to PMI during the five months ended December 31, 2004.
Cost of goods sold. Cost of goods sold for the five months ended December 31, 2004 was $71.7 million compared with $64.7 million for the five months ended December 31, 2003, an increase of $7.0 million or 10.8%. Of this increase, $23.3 million was attributable to increases in the cost of LPG sold to PMI during the five months ended December 31, 2004, $6.1 million was attributable to increased costs of LPG sold to customers other than PMI during the five months ended December 31, 2004 and $.4 million was attributable to increased volume of LPG sold to customers other than PMI during the five months ended December 31, 2004, partially offset by $22.4 million attributable to decreased volume of LPG sold to PMI during the five months ended December 31, 2004.
Minority interest on earnings of Rio Vista. The associated minority interest in the earnings of Rio Vista from the income from discontinued operations during the five months ended December 31, 2004 was approximately $1.7 million.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of the Company and its subsidiaries, including Rio Vista, and Rio Vista and its subsidiaries, respectively after adjustment for (a) the distribution paid by Rio Vista during January 2007, (b) the payment of outstanding intercompany balances and (c) the payment for the purchase of the option to acquire the 25% General Partner interest (excludes the cost to exercise the option of $1.3 million)

	The Company's Consolidated Pro Forma				Rio Vista Energy Partners L.P.
	Working Capital				Consolidated Pro Forma Working Capital
	December 31, 2006				December 31, 2006
	As Reported			Adjusted	As Reported				Adjusted
	12/31/2006	Pro Forma		12/31/2006	12/31/2006	Pro Forma			12/31/2006
Current Assets
Cash	$8,765,747	$(487,412	)(a)	$8,178,335	$3,896,267		$(487,412	)(a)	$5,160,002
		(100,000	) (c)				1,751,147	(b)
Restricted Cash	1,862,199			1,862,199	25,296				25,296
Trade Accounts Receivable	3,504,866			3,504,866	521,948				521,948
Inventories	1,603,355			1,603,355	—				—
Due From Affiliates	—			—	1,751,147		(1,751,147	)(b)	—
Deferred Tax Asset	647,000			647,000	—				—
Prepaid Expenses	310,577			310,577	246,482				246,482

Total Current Assets	16,693,744	(587,412)		16,106,332	6,441,140		(487,412)		5,953,728

Current Liabilities
Current Maturities Of Long-Term Debt	$1,137,500			$1,137,500	$1,000,000				$1,000,000
Revolving Line Of Credit	804,300			804,300	—				—
Fuel Products Payables	3,102,029			3,102,029	—				—
US and Foreign Taxes Payable	119,086			119,086	17,487				17,487
Accounts Payables	792,311			792,311	396,989				396,989
Accrued Liabilities	1,339,982			1,339,982	701,676				701,676

Total Current Liabilities	7,295,208	—		7,295,208	2,116,152		—		2,116,152

Working Capital	$9,398,536	$(587,412)		$8,811,124	$4,324,988	$	(487,412)		$3,837,576

The pro forma net working capital available to the Company at December 31, 2006 after adjustment for the December 31, 2006 quarterly distribution paid on January 18, 2007 and payment for the purchase of the option to acquire the 25% General Partner interest, is approximately $8.8 million of which approximately $5.0 million is available to Penn Octane and $3.8 million is available to Rio Vista. The pro forma net cash on hand available to the Company at December 31, 2006 after adjustment for the December 31, 2006 quarterly distribution paid on January 18, 2007, payment of intercompany balances and the payment for the purchase of the option to acquire the 25% General Partner interest was $8.2 million of which $3.0 million was available to Penn Octane and $5.2 million was available to Rio Vista. In addition, Penn Octane has approximately $1.9 million of working capital at December 31, 2006 which was being used in connection with the operation of the Fuel Sales Business. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007 and Penn Octane will be required to pay $1.3 million during July 2007 if it elects to exercise the option to acquire the 25% General Partner interest (the exercise price is not included in working capital described above).

Rio Vista has minimum quarterly distribution arrearages owed to the limited partners and the General Partner for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling in the aggregate $2.4 million. The General Partner currently intends to use Rio Vista’s cash assets to increase unitholder value through strategic acquisitions. There can be no assurance, however, that the Company will be able to complete such acquisitions or that, if completed, such acquisitions will increase stockholder or unitholder value.
As a result of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business, any distributions from its interest in the General Partner and income on invested cash assets, if any. The Fuel Sales Business may not provide Penn Octane with sufficient cash flow to meet its cash operating expenses. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and income on invested cash assets, if any. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets at capacity levels which provide Rio Vista with sufficient cash flow to meet its cash operating expenses. In addition, TransMontaigne’s agreement with PMI expired on March 31, 2007, and there can be no assurance that TransMontaigne will continue selling LPG to PMI. Both Penn Octane and/or Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility and the TransMontaigne Note. Accordingly Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets.
Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Neither Penn Octane nor Rio Vista can be certain that future cash flows from their respective businesses, including the Fuel Sales Business, the LPG Transportation Business and future investments, if any, will be adequate to cover all of their future working capital requirements including minimum distributions by Rio Vista.
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
On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department, Penn Octane’s common stock was delisted from the NASDAQ Stock Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. On March 22, 2007 the Company received clearance to enter quotations on the OTC Bulletin Board for Penn Octane’s common stock and began trading on or about March 26, 2007 on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will remain quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of December 31, 2006, Penn Octane has a $15.0 million credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at December 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at December 31, 2006 totaled approximately $4.4 million of which approximately $3.5 million represents December 2006 purchases and approximately $900,000 represents January 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $1.4 million at December 31, 2006). At December 31, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at December 31, 2006 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2006, such taxes in the amount of approximately $422,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $484,000 which is included in restricted cash in the Company’s balance sheet at December 31, 2006.
Mr. Jerome B. Richter had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.

Fuel Products financing expense associated with the RZB Credit Facility totaled $29,818, $116,822, $363,394 and $463,760 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively. LPG financing expense associated with the RZB Credit Facility totaled $802,969, $296,986, $580,025 and $478,168 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively and is included in the consolidated statement of operations in discontinued operations.
The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of December 31, 2006.

Payments due by Period
(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations and Note Payable	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

	Amount of Commitment Expiration
	Per Period
	(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$0.8	$0.8	$—	$—	$—
Standby Letters of Credit	4.4	4.4	—	—	—
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$5.2	$5.2	$—	$—	$—

Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal at least to the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended December 31, 2006. Total arrearages owed to the limited partners and General Partner after the January 2007 distribution is $2.4 million.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane will only be entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
Environmental Indemnification
On July 21, 2006, the Company and Seadrift entered into an amended and restated lease agreement (Amended Lease) for the Leased Pipeline. The Amended Lease was effective August 1, 2006 and expires on December 31, 2013. In connection with the Restated LPG Asset Sale, the Amended Lease was assumed by TransMontaigne. The Company is still obligated to indemnify Seadrift for environmental liabilities, including claims relating to the condition of the leased property and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993 through the date of the Restated LPG Asset Sale and assumption by TransMontaigne. Seadrift has agreed to indemnify the Company for similar environmental liabilities arising before that date.
Information Systems
During 2006 the Company contracted for offsite hosting services of its computer information systems and software update license and support. The contracts are renewable annually and provide for payments of approximately $105,000 on an annual basis.
Partnership Tax Treatment. See note N to the consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings. See note N to the consolidated financial statements for legal proceedings discussion.
Consulting Agreement. See note N to the consolidated financial statements for discussion of Mr. Richter’s consulting agreement.
Other. The Company intends to upgrade its computer and information systems at a total estimated cost of approximately $350,000 expected to be completed during 2007.
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
Deregulation of the LPG Industry in Mexico. The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (Regulatory Law)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (Organic Law)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
Beginning in 1995, as part of a national privatization program, the Regulatory Law was amended to permit private entities to transport, store and distribute natural gas with the approval of the Ministry of Energy. As part of this national privatization program, the Mexican Government is expected to deregulate the LPG market (Deregulation). In June 1999, Regulation of LPG was enacted to permit foreign entities to participate without limitation in the defined LPG activities related to transportation and storage. However, foreign entities are prohibited from participating in the distribution of LPG in Mexico. Upon Deregulation, Mexican entities will be able to import LPG into Mexico. Under Mexican law, an entity with a permit to transport LPG is not permitted to obtain permits for the other defined LPG activities (storage and distribution). As a result of the foregoing, it is uncertain as to when, if ever, Deregulation will actually occur and the effect, if any, it may have on the Company as a result of, among other things, its LPG Transportation Agreement with TransMontaigne.
Private Placements and Other Transactions.
During February 2005, the Company issued 100,000 shares of common stock of Penn Octane to a consultant in payment of amounts accrued by the Company at December 31, 2004.
During March 2005, warrants to purchase a total of 106,250 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $97,750.
Penn Octane 2001 Warrant Plan
On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to the then executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the NASDAQ Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan previously approved by the stockholders. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.

Note Receivable from a Former Officer of the Company
The note receivable from Mr. Richter in the amount of $3.2 million (Richter Note) was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the Richter Note to July 29, 2007 and a discount of the Richter Note to $1.7 million plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and therefore, the Richter Note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended Richter Note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million (see note I to the consolidated financial statements). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1.8 million. Accordingly, the Company began accruing interest and reserving the interest on the Richter Note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral for the Richter Note the 1.0 million shares of common stock of Penn Octane for 125,000 common units of Rio Vista owned by him which were also collateral for the Richter Note.
Restructured Notes and $280,000 Notes
The Restructured Notes and the $280,000 Notes (collectively the Notes) with an annual interest rate of 16.5% were due December 15, 2005 and were collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter had also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter including 1,000,000 shares of common stock collateralizing the Richter Note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.
On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to be paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (Deferred Interest). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest was paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity which amount was recorded as additional interest expense. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D to the consolidated financial statements).
The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171, respectively to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.
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

On August 22, 2006 in connection with the Restated LPG Asset Sale, all remaining outstanding amounts due under the Restructured Notes and the $280,000 Notes, including accrued and unpaid interest and fees were repaid.
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D to the consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of December 31, 2006) plus 2% annually and interest is payable monthly.
Options and Warrants of Rio Vista
General Partner Options. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of Rio Vista and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1.3 million, for a total purchase price of $1.4 million, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1.7 million, for a total purchase price of $1.8 million. The Purchase Option expires if it is not exercised on or before July 31, 2007.
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

On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vested in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.
Intercompany Agreement and Guarantees
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
Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default exists, under the RZB Credit Facility.
Tax Guarantee. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2.5 million. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2.5 million. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return.
FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations, financial position, and cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006.
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, and cash flows.
In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115”, (SFAS 159) was issued which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for us on January 1, 2008. The Company has not assessed the impact of SFAS 159 on its consolidated results of operations, cash flows or financial position.

Critical Accounting Policies
The consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, “Summary of Significant Accounting Policies”. The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.
Revenue recognition — the Company expects in the future to enter into agreements to transport LPG and sell Fuel Products for future delivery. The Company will not record sales until the LPG and Fuel Products are delivered to the customer.
Impairment of long-lived assets — The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make. Because estimates of future cash flows is difficult considering the uncertainty associated with the volumes of LPG that Rio Vista will transport for TransMontaigne (see note D to the consolidated financial statements), in addition to estimating undiscounted future cash flows, management also periodically estimates the fair value of Rio Vista’s long-lived assets as a group should it become necessary to sell those assets to recover recorded costs. Based on estimates obtained from third party appraisers, management has determined that the estimated fair value of the Retained Assets exceeds the carrying value of those assets at December 31, 2006.
Depreciation and amortization expenses — Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Rio Vista’s business change (see note D to the consolidated financial statements) future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.
Share-based payment — The Company utilizes stock-based awards as a form of compensation for employees, officers and directors and to non-employees for goods and services and to acquire or extend debt. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
Allowance for doubtful accounts — The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of customers and payment history.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains quantities of Fuel Products inventory, the Company is exposed to market risk related to the volatility of Fuel Products prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Penn Octane Corporation
We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.
We have also audited Schedule II of the Company for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
February 15, 2007

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2005	2006
Current Assets
Cash	$299,597	$8,765,747
Restricted cash	5,657,623	1,862,199
Trade accounts receivable (less allowance for doubtful accounts of $0 and $254,729 at December 31, 2005 and December 31, 2006, respectively)	12,470,891	3,504,866
Inventories	1,199,782	1,603,355
Deferred tax asset	—	647,000
Prepaid expenses and other current assets	319,271	310,577
Net current assets from discontinued operations	5,520,386	—

Total current assets	25,467,550	16,693,744
Property, plant and equipment — net	11,477,180	10,910,572
Other non-current assets	31,089	16,183

Total assets	$36,975,819	$27,620,499

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2006
Current Liabilities
Current maturities of long-term debt	$3,009,861	$1,137,500
Revolving line of credit	560,283	804,300
Fuel Products trade accounts payable	16,305,320	3,102,029
Other accounts payable	1,570,640	792,311
U.S. and foreign taxes payable	21,045	119,086
Accrued liabilities	2,403,167	1,339,982
Net current liabilities from discontinued operations	798,597	—

Total current liabilities	24,668,913	7,295,208
Minority interest in Rio Vista Energy Partners L.P.	11,955,005	14,946,071
Commitments and contingencies	—	—
Stockholders’ Equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2005 and December 31, 2006	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2005 and December 31, 2006	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,386,187 shares issued and outstanding at December 31, 2005 and December 31, 2006	155,227	153,862
Additional paid-in capital	28,741,122	29,105,611
Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $1,500,000 at December 31, 2005 and December 31, 2006	(1,696,693)	(1,687,693)
Accumulated deficit	(26,847,755)	(22,192,560)

Total stockholders’ equity	351,901	5,379,220

Total liabilities and stockholders’ equity	$36,975,819	$27,620,499

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

		Transition Period	Year Ended	Year Ended
	Year Ended	August 1, 2004 –	December	December
	July 31,2004	December 31. 2004	31, 2005	31, 2006
Revenues	$5,105,343	$33,475,056	$123,419,036	$144,337,054
Cost of goods sold	6,641,999	34,142,784	122,320,169	144,697,303

Gross profit (loss)	(1,536,656)	(667,728)	1,098,867	(360,249)
Selling, general and administrative expenses
Legal and professional fees	1,917,562	642,863	2,186,814	1,289,109
Salaries and payroll related expenses	2,439,333	1,382,006	3,314,541	1,903,535
Other	1,460,804	1,115,200	2,052,470	2,322,756

	5,817,699	3,140,069	7,553,825	5,515,400
Loss on sale of assets	(500,000)	—	—	—
Asset impairment charge	(324,041)	—	—	—

Operating income (loss) from continuing operations	(8,178,396)	(3,807,797)	(6,454,958)	(5,875,649)
Other income (expense)
Interest and Fuel Products financing expense	(628,370)	(353,058)	(1,430,391)	(782,526)
Interest income	63,449	12,317	28,847	65,029
Minority interest in loss of Rio Vista Energy Partners L.P.	—	1,710,419	6,388,400	3,849,363
Other	210,000	—	—	—

Income (loss) from continuing operations before taxes	(8,533,317)	(2,438,119)	(1,468,102)	(2,743,783)
Provision (benefit) for income taxes	(8,186)	202,602	21,094	—

Net income (loss) from continuing operations	(8,525,131)	(2,640,721)	(1,489,196)	(2,743,783)
Discontinued operations:
Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $0, $1,648,699, $4,270,783 and $1,963,980	10,323,457	1,400,329	(543,606)	319,740
Net gain on sale of the LPG Assets, net of minority interest of $5,161,717 and income tax expense of $338,588 for the year ended December 31, 2006	—	—	—	7,079,238

Net income from discontinued operations	10,323,457	1,400,329	(543,606)	7,398,978

Net income (loss)	$1,798,326	$(1,240,392)	$(2,032,802)	$4,655,195

Basic and Diluted EPS:
Net loss from continuing operations per common share	$(0.55)	$(0.17)	$(0.10)	$(0.18)
Net income (loss) from discontinued operations per common share	0.67	0.09	(0.03)	0.48

Net income (loss) per common share	$0.12	$(0.08)	$(0.13)	$0.30

Weighted average common shares outstanding	15,305,500	15,287,083	15,497,933	15,453,905

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Transition Period
	Year ended		August 1, 2004 –		Year ended		Year ended
	July 31, 2004		December 31, 2004		December 31, 2005		December 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning balance	—	$—	—	$—	—	$—	—	$—

Ending balance	—	$—	—	$—	—	$—	—	$—

Senior Preferred Stock
Beginning balance	—	$—	—	$—	—	$—	—	$—

Ending balance	—	$—	—	$—	—	$—	—	$—

Common Stock
Beginning balance	15,274,749	$152,747	15,285,245	$152,852	15,316,495	$153,165	15,522,745	$155,227
Issuance of common stock as part of severance package — August 2003	21,818	218	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants — September 2003	6,250	63	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants — October 2003	26,000	260	—	—	—	—	—	—
Issuance of common stock upon exercise of cashless warrants — October 2003	17,568	176	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants — November 2003	16,625	166	—	—	—	—	—	—
Receipt of stock in payment of note receivable — January 2004	(77,765)	(778)	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants — December 2004	—	—	25,000	250	—	—	—	—
Issuance of common stock upon exercise of warrants — December 2004	—	—	6,250	63	—	—	—	—
Issuance of common stock in exchange for debt obligations — February 2005	—	—	—	—	100,000	1,000	—	—
Issuance of common stock upon exercise of warrants March 2005	—	—	—	—	106,250	1,062	—	—
Receipt of stock in exercise of GP option — July 2006	—	—	—	—	—	—	(136,558)	(1,365)

Ending balance	15,285,245	$152,852	15,316,495	$153,165	15,522,745	$155,227	15,386,187	$153,862

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued

		Transition Period
	Year ended	August 1, 2004 –	Year ended	Year ended
	July 31, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Additional Paid-In Capital
Beginning balance	$28,298,301	$28,460,972	$28,536,987	$28,741,122
Loan discount related to detachable warrants	167,170	—	8,438	—
Receipt of stock for payment of indebtedness	—	—	99,010	—
Exercise of warrants	121,699	28,436	96,687	—
Grant of stock for severance	75,054	—	—	—
Exercise of cashless warrants	(176)	—	—	—
Receipt of stock in payment of note receivable	(201,076)	—	—	—
Issuance of options	—	40,699	—	—
Other	—	6,880	—	610
Share-based compensation	—	—	—	443,765
Receipt of stock in exercise of GP option	—	—	—	(79,886)

Ending balance	$28,460,972	$28,536,987	$28,741,122	$29,105,611

Notes Receivable in connection with the exercise of warrants
Beginning balance	$(2,897,520)	$(2,728,000)	$(2,728,000)	$(1,696,693)
Reduction in notes receivable	169,520	—	—	9,000
Discount of note receivable as compensation	—	—	1,031,307	—

Ending balance	$(2,728,000)	$(2,728,000)	$(1,696,693)	$(1,687,693)

Accumulated Deficit
Beginning balance	$(11,033,791)	$(9,235,465)	$(24,814,953)	$(26,847,755)
Distribution in connection with the Spin-Off	—	(14,339,096)	—	—
Net income (loss)	1,798,326	(1,240,392)	(2,032,802)	4,655,195

Ending balance	$(9,235,465)	$(24,814,953)	$(26,847,755)	$(22,192,560)

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Transition Period
	Year ended	August 1, 2004 –	Year ended	Year ended
Cash flows from operating activities:	July 31, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Net income (loss)	$1,798,326	$(1,240,392)	$(2,032,802)	$4,655,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	942,754	359,358	1,051,427	851,496
Amortization of lease rights	45,795	19,081	45,795	29,299
Non-employee stock based costs and other	124,870	—	—	—
Amortization of loan discount related to detachable warrants	137,323	40,448	515,096	22,104
Asset impairment charge	324,041	—	—	—
Share-based payment expense	—	384,574	—	452,163
Loss (gain) on sale of assets	500,000	—	(24,000)	74,520
Provision for doubtful accounts	—	—	—	254,729
Gain on sale of LPG assets	—	—	—	(12,586,402)
Write down of capitalized software	—	75,890	—	—
Discount of note receivable from former officer	—	—	1,031,307	—
Minority interest in Rio Vista Energy Partners L.P.	—	(61,720)	(2,117,617)	3,276,334
Other	(163)	—	—	—
Changes in current assets and liabilities:
Trade accounts receivable	(2,063,609)	(3,014,968)	(3,248,856)	8,711,296
Inventories	(754,910)	(1,908,398)	685,538	(425,308)
Prepaid expenses and other current assets	140,719	96,316	232,933	8,695
Deferred tax asset	—	—	—	(647,000)
LPG and Fuel Products trade accounts payable	280,630	5,783,104	3,672,488	(13,786,291)
Other accounts payable and accrued liabilities	(570,952)	(240,119)	1,167,329	(1,307,314)
U.S. and Foreign taxes payable	(54,806)	30,905	(15,054)	98,041

Net cash used in operating activities	850,018	324,079	963,584	(10,318,443)
Cash flows from investing activities:
Capital expenditures	(19,416)	(16,149)	(173,450)	(234,249)
Proceeds from sale of assets	—	—	175,000	130,776
Proceeds from sale of an interest in General Partner	—	—	—	81,252
Proceeds from sale of LPG assets	—	—	—	17,109,072
Property held for sale	220,000	—	—	—
(Increase) decrease in other non-current assets	(9,726)	707	(2,157)	14,905

Net cash (used in) provided by investing activities	190,858	(15,442)	(607)	17,101,756
Cash flows from financing activities:
Decrease (increase) in restricted cash	(2,909,289)	946,555	(290,107)	3,795,424
Revolving credit facilities	2,688,553	(1,291,304)	(836,966)	244,017
Issuance of debt	365,969	28,749	1,300,000	—
Issuance of common stock	122,188	—	97,750	—
Distributions paid by Rio Vista Energy Partners L.P. to limited partners	—	—	(955,328)	(477,663)
Stockholder’s note	—	—	—	9,000
Reduction in debt	(995,287)	(2,144)	(353,296)	(1,887,941)

Net cash used in financing activities	(727,866)	(318,144)	(1,037,947)	1,682,837

Net (decrease) increase in cash	313,010	(9,507)	(74,970)	8,466,150
Cash at beginning of period	71,064	384,074	374,567	299,597

Cash at end of period	$384,074	$374,567	$299,597	$8,765,747

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,309,029	$627,147	$1,072,242	$1,490,931

Taxes	$72,500	$—	$241,857	$943,398

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$501,655	$40,699	$522,010	$81,252

Common stock exchange for note receivable	$(169,520)	$—	$—	$—

Minority interest in Rio Vista Energy Partners L.P.	$—	$14,339,092	$—	$—

Note issued for software	$—	$—	$55,463	$—

Transfer of line fill to inventory and property, plant and equipment, net	$—	$—	$(22,416)	$—

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION
Penn Octane Corporation (Penn Octane), a Delaware Corporation and its consolidated subsidiaries, including Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as the Company. As more fully described in note D, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connects the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to a LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. Also the Company’s ability to access its various terminal locations is based on maintaining minimum thru-put volumes at each terminal.
Revenues for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively included in the consolidated statements of operations consist of only sales of Fuel Products through August 21, 2006 and sales of both Fuel Products and revenues under the LPG Transportation Agreement from August 22, 2006 to December 31, 2006 (see note S).
On September 30, 2004, Penn Octane Corporation (Penn Octane) completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION — Continued
The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement.
The purchase price to Rio Vista of the LPG sold from Penn Octane was determined based on the cost of LPG under Penn Octane’s LPG supply agreements with its suppliers, other direct costs related to PMI sales and a formula that took into consideration operating costs of Penn Octane and Rio Vista.
Prior to the Restated LPG Asset Sale, the Company’s, primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
1. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.
2. Property, Plant and Equipment
Property, plant and equipment are recorded at cost. After being placed into service, assets are depreciated using the straight-line method over their estimated useful lives as follows:

Matamoros Terminal Facility	19 years
Automobiles	3-5 years
Furniture, fixtures, equipment including software	3-5 years
Pipelines and rights of way	30 years
Maintenance and repair costs are charged to expense as incurred.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
2. Property, Plant and Equipment — Continued
In August 2001 Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. SFAS 144 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment has occurred, the amount of the impairment is charged to operations. For the year ended July 31, 2004 impairments recognized totaled $324,041 and are included in the consolidated statements of operations in discontinued operations.
3. Income Taxes
The Company will file a consolidated income tax return for the year ended December 31, 2006. Rio Vista is not included in the consolidated U.S. income tax return (see note N). Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican Government and file their own separate income tax returns in Mexico.
The Company accounts for deferred taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the amortization of deferred interest costs, allowances for doubtful accounts and deferred compensation expense.
4. Income (Loss) Per Common Share
Net income (loss) per share of common stock is computed on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which the Company incurred losses from continuing operations, giving effect to common stock equivalents is not included in the computation as it would be antidilutive.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
8. Share-Based Payments
The Company routinely issues warrants to purchase common stock to non-employees for goods and services and to acquire or extend debt. The Company applies the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (123R) and Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (APB 14) to account for such transactions. SFAS 123R requires that such transactions be accounted for at fair value. If the fair value of the goods and services or debt related transactions are not readily measurable, the fair value of the warrants is used to account for such transactions.
The Company utilizes share-based awards as a form of compensation for employees, officers and directors. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). For the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for the year ended December 31, 2005, the Company recorded share-based payment expense for non-employees of $124,870, $0, and $0 respectively, under the fair-value provisions of SFAS 123R. The Company recorded share-based payment expense for employees and non-employees of $452,163 ($0.03 per common share) for the year ended December 31, 2006 under the fair-value provisions of SFAS 123R.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
8.  Share-Based Payments — Continued
Had compensation cost related to the warrants granted to employees been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company’s pro forma net income, and net income per common share would have been as follows for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005:

		Transition Period
	Year ended	August 1, 2004 –	Year ended
	July 31, 2004	December 31, 2004	December 31, 2005
Net income (loss) as reported	$1,798,326	$(1,240,392)	$(2,032,802)
Stock-based employee compensation cost expense included in reported net income (loss), net of related tax effects	—	6,877	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97,267)	(321,464)	(467,991)

Net income (loss) pro forma	1,701,059	(1,554,979)	(2,500,793)
Net income (loss) per common share, as reported	.12	(.08)	(.13)
Net income (loss) per common share, pro forma	.11	(.10)	(.16)
Net income (loss) per common share assuming dilution, as reported	.12	(.08)	(.13)
Net income (loss) per common share assuming dilution, pro forma	.11	(.10)	(.16)
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
9. Revenue Recognition on Sales of Fuel Products and LPG Transportation Fees
The Company’s only customer for LPG sales was PMI prior to the Restated LPG Asset Sale. The Company recorded revenue only upon the actual gallons of LPG delivered to PMI at either the Matamoros or Brownsville Terminal facility at the agreed upon price per gallon. The Company records revenue from sales of Fuel Products on transactional sales based upon the actual gallons of Fuel Products delivered to its customers at the terminal facilities at the agreed upon price per gallon. For bulk sales of Fuel Products, revenue is recorded at the time the title passes to the bulk sale customer. The Company records revenue under its LPG Transportation Agreement (see note D) when gallons of LPG are delivered to customers designated by TransMontaigne at the Matamoros Terminal Facility. Revenues are recorded based on the following criteria:
(1) Persuasive evidence of an arrangement exists and the price is determined
(2) Delivery has occurred at the terminal facilities or title passes on bulk sales
(3) Collectibility is reasonably assured
Any amounts collected from Fuel Sales customers for which the delivery has not occurred are recorded as a liability in the consolidated balance sheet. Losses, if any, resulting from inventory imbalances from such sales are recognized currently, and gains, if any, are recognized at final delivery.
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
11. Financial Instruments
The Company has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. For the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, the Company had no derivative financial instruments.
12. Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current presentation.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
13. Trade Accounts and Notes Receivable and Allowance for Doubtful Accounts
Trade accounts and notes receivable are accounted for at fair value. Trade accounts receivable do not bear interest and are short-term in nature. Notes receivable bear interest at prevailing market rates at the time of issuance. An allowance for doubtful accounts for trade accounts receivable and notes receivable is established when the fair value is less than the carrying value. Trade accounts receivable and notes receivable are charged to the allowance when management determines that collection is remote. An allowance for uncollected interest income is established for interest income on notes receivable when the notes receivable are contractually past due.
14. Consolidation of Variable Interest Entities
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
15. Segment Information
The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company operates as two business segments: Fuel Sales Business and LPG Transportation Business (see note S).
16. Restricted Cash
Under the terms of the RZB Credit Facility (see note N), all cash from LPG sales through August 21, 2006 and Fuel Sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of the Company arising under the RZB Credit Facility. The Company initially classifies the balance of restricted cash separate from cash in the accompanying balance sheet and classifies changes in the restricted cash balances as financing activities in the statements of cash flows since the restriction is directly related to the credit facility. When all restrictions are removed restricted cash is reclassified into cash.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — INCOME (LOSS) PER COMMON SHARE
The following tables present reconciliations from net income (loss) from continuing operations per common share to income (loss) from continuing operations per common share assuming dilution (see note M for the warrants):

	For the year ended July 31, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(8,525,131)
Basic EPS
Net income (loss) available to common stockholders	(8,525,131)	15,305,500	$(0.55)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the transition period August 1, 2004
	Through December 31,2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(2,640,721)
Basic EPS
Net income (loss) available to common stockholders	(2,640,721)	15,287,083	$ (0.17)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — INCOME (LOSS) PER COMMON SHARE — Continued

	For the year ended December 31, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,489,196)
Basic EPS
Net income (loss) available to common stockholders	(1,489,196)	15,497,933	$(0.10)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the year ended December 31, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(2,743,783)
Basic EPS
Net income (loss) available to common stockholders	(2,743,783)	15,453,905	$(0.18)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Penn Octane completed the sale and assignment to TransMontaigne of all of Penn Octane’s LPG assets, including assignment of the lease of the Leased Pipeline and the Exxon Supply Contract (Penn Octane Sold Assets) pursuant to an amended and restated purchase and sale agreement (Penn Octane Restated PSA). The terms of the Penn Octane Restated PSA were substantially similar to the original purchase and sale agreement entered into between Penn Octane and TransMontaigne on August 15, 2005. Penn Octane retained assets related to its Fuel Sales Business, and its interest in the General Partner. The purchase price was $10,100,000 for assets sold by Penn Octane less closing adjustments of $132,177. In connection with the sale, Penn Octane used approximately $1,016,000 of its proceeds to pay off all remaining amounts owed under the Restructured Notes and $280,000 Notes including accrued interest (see note I).
Also on August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located, (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets). The purchase price for the Rio Vista Sold Assets was $8,300,000 less closing adjustments of $351,173 and escrow cleaning costs of $500,000 (see next paragraph).
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note I) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The Company currently estimates that the amount, if any, of the Escrow Cleaning Costs that maybe returned by TransMontaigne will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006, (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The existing PMI agreement between TransMontaigne and PMI expires on March 31, 2007. The Company is currently not aware of any renewal or extension of the existing PMI agreement. The Company receives a fee for all LPG product transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s consulting agreement (see note N), Penn Octane and Rio Vista paid Mr. Richter $193,216 and $138,349, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS/DISCONTINUED OPERATIONS — Continued
The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $1,504,000, $668,000, $2,109,000 and $1,870,000 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively have been included in cost of goods sold since these costs will continue to be incurred in connection with the LPG Transportation Agreement.
The components comprising net current assets and liabilities from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Net Current Assets:
Property, plant and equipment
Midline pump station (b)	$2,326,985	$—
Brownsville Terminal Facility: (a)
Building	173,500	—
Terminal facilities	3,631,207	—
Tank Farm	373,945	—
Leasehold improvements	318,807	—
Equipment	226,285	—
Truck	25,968	—
Static Inventory	167,379	—

	7,244,076	—
Less: Accumulated depreciation (c)	(3,738,008)	—

	3,506,068	—
Inventories (a)(b)	1,678,486	—
Lease rights, net (b)(c)	335,832	—

	$5,520,386	$—

Net Current Liabilities:
Note payable(b)	$(15,581)	—
Accounts payable — Exxon (b)	(583,000)	—
Deferred Seadrift rent (b)	(200,016)	—

	$(798,597)	$—

(a)	Rio Vista.

(b)	Penn Octane and subsidiaries other than Rio Vista.

(c)
LPG terminal, building and leasehold improvements were depreciated over 8 to 19 years. The Brownsville Terminal related assets were depreciated over their estimated useful lives, not to exceed the term of the Pipeline Lease. The lease rights of $1,154,039 were being amortized over 19 years which corresponds with the life of the lease of the Lease Pipeline. Annual Amortization expense was $45,795 ($228,975 for five years).

For interest expense allocated to discontinued operations see note N.
Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and for each of the two years in the period ended December 31, 2006 were $172,558,181, $74,777,748, $136,894,489, and $89,063,646, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS/DISCONTINUED OPERATIONS — Continued
In addition to the above net current assets and liabilities from discontinued operations, the following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
1. LEASED PIPELINE — The Pipeline Lease between the Company and Seadrift Pipeline Corporation (Seadrift) was due to expire on December 31, 2013. Pursuant to the Pipeline Lease, the Company’s fixed annual rent for the use of the Leased Pipeline was $1,300,000.
2. BROWNSVILLE TERMINAL LAND LEASE — The operating lease for the land on which the Brownsville Terminal Facility is located expired on November 30, 2006. The Company had an option to renew for five additional five year terms. The annual rental amount was approximately $75,000.
3. BROWNSVILLE TANK FARM LAND LEASE — The Company leased the land on which Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expired on November 30, 2006. The Company had an option to renew for five additional five year terms.
Rent expense included in discontinued operations was as follows:

		Transition period		For the period
	Year Ended	August 1, 2004 –	Year Ended	January 1, 2006 to
	July 31, 2004	December 31, 2004	December 31, 2005	August 21, 2006
Brownsville Lease and other	$124,161	$51,055	$112,567	$83,340
Leased Pipeline:
Minimum	1,150,004	356,252	975,004	657,664
Variable	1,077,540	231,911	441,966	190,916

Total	$2,351,705	$639,218	$1,529,537	$931,920

2006 PMI Agreement
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS/DISCONTINUED OPERATIONS — Continued
On April 28, 2006, the Company received electronic confirmation (PMI Confirmation) from PMI of the terms of a new purchase and sale agreement for LPG for the period May 1, 2006 through March 31, 2007.
The PMI Confirmation was subject to execution of a definitive written agreement between Rio Vista and PMI. The agreement (2006 PMI Agreement) was executed during July 2006 with the terms specified in the PMI Confirmation. The 2006 PMI Agreement provided that PMI did not have a financial obligation with respect to any short falls if volumes actually purchased are less than minimum volumes contained in the 2006 PMI Agreement.
The following table sets forth the minimum monthly volume of LPG that PMI committed to purchase from the Company pursuant to the 2005 PMI Agreement, the April 2006 monthly contract and the 2006 PMI Agreement and the actual volumes purchased by PMI for the months January 2006 through March 2007.

		Actual Volumes
Month	Minimum Contract Volumes	Sold/Transported
	(gallons)	(gallons)
January 2006	11,700,000	14,757,646
February 2006	11,700,000	11,940,257
March 2006	8,100,000	11,606,435
April 2006	6,000,000	6,035,733
May 2006	4,500,000	5,733,193
June 2006	4,500,000	7,130,666
July 2006	4,500,000	4,937,441
August 2006	4,500,000	5,408,563
September 2006	4,500,000	6,402,253
October 2006	8,100,000	8,908,931
November 2006	8,100,000	9,906,874
December 2006	9,000,000	10,448,614
January 2007	9,000,000	10,362,590
February 2007	8,100,000	8,590,460
March 2007	8,100,000	8,772,010
For the period January 1, 2006 through August 21, 2006, the Company sold LPG to PMI. Beginning on August 22, 2006, the Company transported LPG pursuant to the LPG Transportation Agreement. The gallons transported by the Company for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — SALE OF LPG ASSETS/DISCONTINUED OPERATIONS — Continued
Exxon Supply Contract
Effective October 1, 1999, the Company and Exxon Mobile Gas and Power Marketing Company (Exxon) entered into a ten year LPG supply contract, as amended (Exxon Supply Contract), whereby Exxon agreed to supply and the Company agreed to take, 100% of Exxon’s owned or controlled volume of propane and butane available at Exxon’s King Ranch Gas Plant up to 13,900,000 gallons per month blended in accordance with required specifications. The purchase price was indexed to variable posted prices.
Effective March 1, 2006, the Exxon Supply Contract was amended to extend through September 30, 2010.
LPG Supply Agreement with Rio Vista
Beginning with the date of the Spin-Off and continuing through the date of the Restated LPG Asset Sale, Penn Octane entered into a long-term supply agreement (LPG Supply Agreement) with Rio Vista pursuant to which Rio Vista agreed to purchase all of its LPG requirements for sales which utilized the assets transferred to Rio Vista by Penn Octane to the extent Penn Octane was able to supply such LPG requirements. The LPG Supply Agreement further provided that Rio Vista had no obligation to purchase LPG from Penn Octane to the extent the distribution of such LPG to Rio Vista’s customers would not require the use of any of the assets Penn Octane transferred to Rio Vista or Penn Octane ceased to have the right to access to Leased Pipeline. The LPG Supply Agreement was to terminate on the earlier of:
•	Penn Octane ceased to have the right to access the Leased Pipeline that connected to Rio Vista’s Brownsville Terminal Facility; or

•	Rio Vista ceased to sell LPG using any of the assets transferred by Penn Octane to Rio Vista pursuant to the Spin-Off.
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — NOTES FROM RELATED PARTIES
Note Receivable from a Former Officer of the Company
The note receivable from Mr. Richter in the amount of $3,196,693 (Richter Note) was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the Richter Note to July 29, 2007 and a discount of the Richter note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and therefore, the Richter Note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended Richter Note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see note I). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1,800,000. Accordingly, the Company began accruing interest and reserving the interest on the Richter Note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral for the Richter Note the 1,000,000 shares of common stock of Penn Octane for 125,000 common units of Rio Vista owned by him which were also collateral for the Richter Note.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of:

	December 31,	December 31,
	2005	2006
LPG:
US — Mexico Pipelines and Matamoros Terminal Facility: (a)(c)
U.S. Pipelines and Rights of Way	$6,747,391	$6,851,667
Mexico Pipelines and Rights of Way	993,300	1,045,300
Matamoros Terminal Facility	5,874,781	5,564,330
Land	705,358	705,358

Total LPG	14,320,830	14,166,655

Other:
Office equipment (b)	108,487	117,802
Software (b)	57,163	198,841

	165,650	316,643

	14,486,480	14,483,298
Less: accumulated depreciation and amortization	(3,009,300)	(3,572,726)

	$11,477,180	$10,910,572

(a)	Rio Vista assets

(b)	Penn Octane and Subsidiaries other than Rio Vista

(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines
Depreciation and amortization expense of property, plant and equipment from continuing operations totaled $486,108, $207,516, $633,263 and $595,561 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $5,745,793, $5,327,098 and $4,704,425 of costs, located in Mexico at December 31, 2004, 2005 and 2006, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — INVENTORIES

	December 31, 2005		December 31, 2006
	Gallons	LCM	Gallons	LCM
Fuel Products	687,115	$1,199,782	938,458	$1,603,355

NOTE H — INCOME TAXES
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at:

	December 31, 2005		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Allowance for doubtful accounts	$22,000	$—	$87,000	$—
Depreciation	8,000	—	1,000	—
Asset basis differences	1,000	—	—	—
Alternative minimum tax credits	155,000	—	—	—
Deferred interest cost	255,000	—	288,000	—
Deferred other cost	461,000	—	600,000	—
Rio Vista Registration costs	110,000	—	110,000	—
Net operating loss carryforward	1,108,000	—	—	—

	2,120,000	—	1,086,000	—
Less: valuation allowance	2,120,000	—	439,000	—

	$—	$—	$647,000	$—

There was no current or deferred U.S. income tax expense for the years ended July 31, 2003, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 due to the utilization of net operating loss carryforwards and/or net losses. The Company did incur U.S. alternative minimum tax for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005 totaling $53,084, $65,628 and $14,734, respectively. The Company incurred Mexican income tax expense of $5,194, $22,193 and $35,489 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and the year ended December 31, 2005, respectively. The Mexican subsidiaries file their income tax returns on a calendar year basis. The Company also incurred state income tax of $136,974 for the transition period August 1, 2004 through December 31, 2004 as a result of the Spin-Off of a significant portion of its assets.
For the year ended December 31, 2006, the Company incurred U.S. income tax expense of $1,777,715, deferred U.S. income tax benefit of $1,681,000, state income tax expense of $241,873 and Mexican income tax expense of $36,835. U.S. and State income taxes were entirely associated with the sale of the Company’s LPG assets as discussed in note D.
The Company recorded a reduction in its prior year valuation allowance of $1,681,000 in the current period. This reduction represents $1,276,000 of deferred tax assets utilized in the current period ($1,108,000 of which were net operating loss carryforwards), $242,000 of new allowances and $647,000 of deferred tax assets that management estimates will be the benefit that is more likely than not to be realized by the Company in future periods.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — INCOME TAXES — Continued
A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

Net income (loss) from continuing operations	$(2,743,783)

Provision for income taxes	$—

In the calculation of the provision for income taxes from continuing operations, the losses from continuing operations were offset against the gain from discontinued operations, reducing the net tax on discontinued operations. No tax benefit was allocated to continuing operations for these losses due to the uncertainty that future income from continuing operations would be generated to utilize those tax benefits. The effective rate of tax of 4.8% on the gain from discontinued operations was substantially below the U.S. Federal Statutory rate primarily due to the utilization of both the current period losses from continuing operations and the previously reserved deferred tax assets as discussed above.
NOTE I — DEBT OBLIGATIONS
Debt obligations are as follows:

	December 31,	December 31,
	2005	2006
Noninterest-bearing note payable, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
Restructured Notes and $280,000 Notes	1,550,000	—
TransMontaigne Note	1,300,000	1,000,000
Other debt	22,361	—

Total debt	3,009,861	1,137,500
Less: Current maturities	3,009,861	1,137,500

Long-term debt	$—	$—

Restructured Notes and $280,000 Notes
The Restructured Notes and the $280,000 Notes (collectively the Notes) with an annual interest rate of 16.5%, were due December 15, 2005, were collateralized by substantially all of the Company’s tangible assets, excluding inventories, accounts receivable and sales contracts with respect to which the Company has granted a subordinated security interest. Mr. Richter had also pledged 2,000,000 shares of common stock of Penn Octane owned by Mr. Richter including 1,000,000 shares of common stock collateralizing the Richter Note to the Company. As a result of the Spin-Off, Mr. Richter was also required to provide 250,000 Common Units of Rio Vista owned by him.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — DEBT OBLIGATIONS — Continued
Restructured Notes and $280,000 Notes — Continued
On September 30, 2005, the Company and holders of the Notes agreed to an amendment whereby the interest payments required to be paid on June 15, 2005 and September 15, 2005 were extended to December 15, 2005 (Deferred Interest). Under the terms of the amendment, the Company agreed to pay additional interest at an annual rate of 16.5% on the Deferred Interest from the original due date through the date the Deferred Interest was paid. In addition, the Company agreed to pay to the holders of the Notes, an additional amount equal to 5% of the principal amount outstanding of the Notes upon maturity which amount was recorded as additional interest expense. In addition, the holders of the Notes agreed to allow Rio Vista to pledge and deliver certain assets in connection with the TransMontaigne Note (see note D).
The Company did not pay the entire balance of principal and interest due under the Notes on December 15, 2005. On December 15, 2005 and January 1, 2006, the Company paid $426,143 and $159,171, respectively to the holders of the Notes of which $267,750 represented payment of principal and related penalties to certain holders of the Notes and $317,564 represented total accrued and unpaid interest on the Notes through December 15, 2005.
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
On August 22, 2006 in connection with the Restated LPG Asset Sale, all remaining outstanding amounts due under the Restructured Notes and the $280,000 Notes, including accrued and unpaid interest and fees were repaid.
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of December 31, 2006) plus 2% annually and interest is payable monthly.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — DEBT OBLIGATIONS — Continued
Other
In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.
NOTE J — STOCKHOLDERS’ EQUITY
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
Stock Award Plan
Under Penn Octane’s 1997 Stock Award Plan (Plan), the Company has reserved for issuance 150,000 shares of common stock of Penn Octane, of which 69,970 shares were unissued as of December 31, 2006, to compensate consultants who have rendered significant services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors of the Company which has complete authority to select participants, determine the awards of common stock of Penn Octane to be granted and the times such awards will be granted, interpret and construe the Plan for purposes of its administration and make determinations relating to the Plan, subject to its provisions, which are in the best interests of the Company and its stockholders. Only consultants who have rendered significant advisory services to the Company are eligible to be participants under the Plan. Other eligibility criteria may be established by the Compensation Committee as administrator of the Plan.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J — STOCKHOLDERS’ EQUITY — Continued
General Partner Options
The 136,558 shares of common stock received from Mr. Richter upon the exercise of his General Partner Option (see note L) were cancelled and returned to unissued shares.
NOTE K — STOCK WARRANTS
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
NOTE K — STOCK WARRANTS — Continued
2001 Warrant Plan — Continued
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
On March 9, 2005, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 1,005,000 shares of Penn Octane common stock under Penn Octane’s 2001 Warrant Plan previously approved by the Penn Octane stockholders. Of the total number of warrants granted, 625,000 were granted to the then executive officers of Penn Octane, 255,000 were issued to outside directors of Penn Octane and 125,000 were issued to a consultant. The exercise price for the warrants is $1.50 per share, which was the closing price for Penn Octane’s common stock as reported by the NASDAQ Stock Market on March 9, 2005. Warrants granted to executive officers vest in equal monthly installments over a period of 36 months from the date of grant. Warrants granted to outside directors vest in equal monthly installments over a period of 12 months from the date of grant. All warrants become fully exercisable upon a change in control event and expire five years from the date of grant.
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan previously approved by the stockholders. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.
Other
In connection with the restructuring of the Notes (see note I), during January 2004 the Company issued warrants to purchase 37,500 shares of common stock of Penn Octane at an exercise price of $2.50 per share, exercisable until December 15, 2008.
On September 30, 2004, pursuant to the terms of an employment agreement dated as of May 13, 2003 with Mr. Richard Shore, Jr., former president of Penn Octane and former Chief Executive Officer of Rio Vista, the Company issued warrants to purchase 763,737 shares of Penn Octane’s common stock at an exercise price of $1.14 per share. The warrants expired on July 10, 2006.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — OPTIONS AND WARRANTS OF RIO VISTA
General Partner Options
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Shore and by Mr. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
Common Unit Warrants
In connection with Mr. Shore’s employment agreement with Penn Octane, Shore Capital received warrants to acquire 97,415 common units of Rio Vista at $8.47 per unit. The warrants expired on July 10, 2006.
The Company issued 90,250 warrants to purchase Rio Vista common units to the holders of the Notes and 20,000 warrants to purchase Rio Vista units to Philadelphia Brokerage Corporation. The calculated exercise price per warrant to purchase a Rio Vista common unit is $5.00.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — OPTIONS AND WARRANTS OF RIO VISTA — Continued
Common Unit Warrants — Continued
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
On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — STOCK WARRANTS SUMMARY INFORMATION
For warrants granted to non-employees, the Company applies the provisions of SFAS 123R to determine the fair value of the warrants issued. Costs associated with warrants granted to non-employees for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, totaled $124,870, $0, $0 and $0, respectively.
A summary of the status of the Company’s warrants for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006 is presented below:

	Year ended		Transition Period August 1,
	July 31, 2004		2004 – December 31, 2004
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,592,179	$3.97	2,582,500	$4.44
Granted	67,500	2.74	793,737	1.16
Exercised	(152,560)	2.50	(31,250)	0.92
Expired	(924,619)	2.78	(1,626,250)	1.70

Outstanding at end of year	2,582,500	4.44	1,718,737	1.42

Warrants exercisable at end of year	2,579,070		1,698,322

	Year ended		Year ended
	December 31, 2005		December 31, 2006
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,718,737	$1.42	2,207,487	$1.28
Granted	1,005,000	1.50	—	—
Exercised	(106,250)	.92	—	—
Expired	(410,000)	2.51	(868,737)	1.15

Outstanding at end of year	2,207,487	1.28	1,338,750	1.36

Warrants exercisable at end of year	1,613,217		1,239,754

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — STOCK WARRANTS SUMMARY INFORMATION — Continued
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the years in the period ended December 31, 2006, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	Year ended		Transition Period August 1,
	July 31, 2004		2004 – December 31, 2004
	For warrants granted		For warrants grants
Exercise price compared to	Weighted average	Weighted Average	Weighted average	Weighted average
market price on grant date	fair value	exercise price	fair value	exercise price
Equals market price	$1.97	$3.04	$.40	$1.14
Exceeds market price	1.43	2.50	1.05	1.94
Less than market price	—	—	—	—

	Year ended		Year ended
	December 31, 2005		December 31, 2005
	For warrants granted		For warrants granted
Exercise price compared to	Weighted average	Weighted average	Weighted average	Weighted average
market price on grant date	fair value	exercise price	fair value	exercise price
Equals market price	$.90	$1.50	$—	$—
Exceeds market price	—	—	—	—
Less than market price	—	—	—	—
The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for the year ended December 31, 2005, respectively: dividend yield of 0% for all three periods; expected volatility of 72% to 81%, 63% and 68% and 68%; risk-free interest rate of 3.22% and 3.28%, 3.51% and 3.52% and 4.08% depending on expected lives; and expected lives of 5 years for all three periods.
The following table summarizes information about the warrants outstanding at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price
$0.71 to $0.97	283,750	1.85 years	$0.91	283,750	$0.91
$0.98 to $1.24	40,000	1.09	1.17	40,000	1.17
$1.25 to $1.50	1,015,000	3.18	1.50	916,004	1.50

$0.71 to $1.50	1,338,750	2.84	$1.36	1,239,754	$1.35

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — STOCK WARRANTS SUMMARY INFORMATION — Continued
The aggregate intrinsic value of options outstanding at December 31, 2006 was $0.
A summary of the status of nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average Grant-
Nonvested shares	Shares	Date Fair Value
Nonvested at January 1, 2006	594,270	$0.90
Granted	—
Vested	(495,274)	0.90
Forfeited	—

Nonvested at December 31, 2006	98,996	0.90

NOTE N — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. Neither of Penn Octane, Rio Vista nor any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC and was filed in the 404th District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages and a temporary injunction in order to preserve evidence relevant to the case. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The amended injunction superseded a previous order for temporary injunction issued on June 13, 2006. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. On January 17, 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. On February 15, 2007, plaintiffs filed a motion to remand the case to the state court in Cameron County, Texas. Limited discovery has been conducted to date in this proceeding. The parties anticipate that discovery will be completed during 2007.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, the Company entered into a settlement agreement with the plaintiffs on terms deemed favorable to the Company. The Company’s legal fees and settlement costs were covered by insurance.
Management believes the remaining lawsuit against Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries relating to the accident in Lucio Blanco is without merit and, based on the advice of counsel, does not anticipate liability for damages. The Company’s insurance carrier is expected to bear the legal fees and expenses in connection with defending this case. If, however, a court found liability on the part of Penn Octane, Rio Vista or their subsidiaries, a judgment or settlement in excess of insurance coverage could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records form Cameron County, Texas.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of December 31, 2006, Penn Octane has a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually at March 31. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the transferred assets.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at December 31, 2006) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at December 31, 2006 totaled approximately $4,400,000 of which approximately $3,500,000 represents December 2006 purchases and approximately $900,000 represents January 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $1,400,000 at December 31, 2006). At December 31, 2006, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at December 31, 2006 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit — Continued
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At December 31, 2006, such taxes in the amount of approximately $422,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $484,000 which is included in restricted cash in the Company’s balance sheet at December 31, 2006.
Mr. Jerome B. Richter had personally guaranteed all of Penn Octane’s payment obligations with respect to the RZB Credit Facility. On July 21, 2005 in connection with the annual March 31, 2005 renewal of the RZB Credit Facility, RZB agreed to no longer require Mr. Richter’s personal guarantee and he no longer furnishes the guarantee.
Fuel Products financing expense associated with the RZB Credit Facility totaled $29,818, $116,822, $363,394 and $463,760 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively. LPG financing expense associated with the RZB Credit Facility totaled $802,969, $296,986, $580,025 and $478,168 for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006, respectively and is included in the consolidated statements of operations in discontinued operations.
Operating Lease Commitments
The Company has lease commitments for its office space and office equipment.
The Company leases office space in Brownsville and Houston, Texas and multiple locations in California on a month to month basis. The Company also has lease commitments for office equipment.
Rent expense included in continuing operations under the above leases was as follows:

		Transition period
	Year Ended	August 1, 2004 –	Year Ended	Year Ended
	July 31, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Other	$95,496	$40,265	$95,064	$105,667

Total	$95,496	$40,265	$95,064	$105,667

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Operating Lease Commitments — Continued
As of December 31, 2006, the minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

Year ending December 31,
2007	$21,378
2008	6,163
2009	5,594
2010	5,594
2011	5,128
Thereafter	—

$43,857

Consulting Agreements
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter served as a special advisor to the board of directors of Penn Octane and the board of managers of the General Partner and provided the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista paid the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to a previous agreement with PMI. Amounts expensed pursuant to (i) above (see note D) were $331,565 and have been paid to Mr. Richter. Amounts expensed pursuant to (ii) above for the year ended December 31, 2006 totaled approximately $5,000 and have been paid to Mr. Richter.
Mr. Richter’s consulting agreement expired on November 14, 2006.
Penn Octane entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date).

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Consulting Agreements — Continued
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Penn Octane will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Richter to Penn Octane pursuant to the Richter Note. During the period November 15, 2006 through December 31, 2006, the Company expensed approximately $46,000 in connection with the Consulting Agreement of which $9,000 was paid and $9,000 was applied against the Richter Note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Information Systems
During 2006 the Company contracted for offsite hosting services of its computer information systems and software update license and support. The contracts are renewable annually and provide for payments of approximately $105,000 on an annual basis.
Environmental Indemnification
On July 21, 2006, the Company and Seadrift entered into an amended and restated lease agreement (Amended Lease) for the Leased Pipeline. The Amended Lease was effective August 1, 2006 and expires on December 31, 2013. In connection with the Restated LPG Asset Sale, the Amended Lease was assumed by TransMontaigne. The Company is still obligated to indemnify Seadrift for environmental liabilities, including claims relating to the condition of the leased property and any environmental remediation costs, arising after the inception date of the lease, September 1, 1993 through the date of the Restated LPG Asset Sale and assumption by TransMontaigne. Seadrift has agreed to indemnify the Company for similar environmental liabilities arising before that date.
Distributions of Available Cash
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” as defined in the Rio Vista partnership agreement in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% general partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exist, under any obligation of Penn Octane which Rio Vista has guaranteed.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Distributions of Available Cash — Continued
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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended December 31, 2006. Total arrearages owed to the limited partners and General Partner after consideration of the January 2007 distribution is $2,437,061.
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
Rio Vista estimates that more than 90% of its gross income is “qualifying income”. No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
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
NOTE O — MEXICAN OPERATIONS
Under current Mexican law, foreign ownership of Mexican entities involved in the distribution of LPG or the operation of LPG terminal facilities is prohibited. Foreign ownership is permitted in the transportation and storage of LPG. Mexican law also provides that a single entity is not permitted to participate in more than one of the defined LPG activities (transportation, storage or distribution). PennMex has a transportation permit and Termatsal owns, leases, or is in the process of obtaining the land or rights of way used in the construction of the Mexican portion of the US-Mexico Pipelines, and owns the Mexican portion of the assets comprising the US-Mexico Pipelines. The Company’s consolidated Mexican affiliate, Tergas owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. The Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.
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
During December 2005, Termatsal sold to Tergas all of its Matamoros Terminal Facility assets, including land for $1,635,513. The terminal related assets were paid for through the issuance of a note from Tergas to Termatsal.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — SELECTED QUARTERLY DATA — (UNAUDITED)
Penn Octane Corporation and Subsidiaries
Selected Quarterly Data

	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2005:
Revenues	$28,756,739	$27,024,971	$37,388,709	$30,248,617
Gross profit	361,406	(360,131)	450,767	646,825
Net income (loss)	196,412	(2,223,095)	164,734	(170,853)
Net income (loss) per common share	.01	(.14)	.01	(.01)
Net income (loss) per common share assuming dilution	.01	(.14)	.01	(.01)

	March 31,	June 30,	September 30, (a)	December 31,
Year ended December 31, 2006:
Revenues	$30,091,162	$35,368,778	$42,882,739	$35,994,375
Gross profit (loss)	(14,038)	(127,407)	(553,820)	335,016
Net income (loss)	(283,078)	(353,817)	5,695,276	(403,186)
Net income (loss) per common share	(0.02)	(0.02)	.37	(0.02)
Net income (loss) per common share assuming dilution	(0.02)	(0.02)	.37	(0.02)

(a)	See note D.
NOTE Q — OTHER INCOME
In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the year ended July 31, 2004.
NOTE R — INTERCOMPANY AGREEMENT AND GUARANTEES
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE R — INTERCOMPANY AGREEMENTS — Continued
Omnibus Agreement — Continued
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
Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
Tax Guarantee. Rio Vista has agreed to indemnify Penn Octane for a period of three years from the fiscal year end that includes the date of the Spin-Off for any federal income tax liabilities resulting from the Spin-Off in excess of $2,500,000. Penn Octane has filed its federal income tax return for the year of the Spin-Off and it did not incur a federal income tax liability in excess of $2,500,000. However, the Internal Revenue Service (IRS) may review Penn Octane’s federal income tax returns and challenge positions that Penn Octane has taken with respect to the Spin-Off. Further, if Penn Octane is determined to have a federal income tax liability in excess of the amounts which were included in the federal income tax return related to the Spin-Off and if Penn Octane is unable to pay such liabilities or Rio Vista is unable to pay, then the Internal Revenue Service may assert that the Penn Octane stockholders who received common units in the Spin-Off are liable for unpaid federal income taxes of Penn Octane, including interest and any penalties, up to the value of the Rio Vista Common Units received by each stockholder.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE S — SEGMENT INFORMATION
Beginning on August 22, 2006, the Company has the following reportable segments: LPG Transportation and Fuel Sales. The LPG Transportation segment transports LPG through its pipelines and provides terminalling services and the Fuel Sales segment is a reseller of gasoline and diesel fuel.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the year ended December 31, 2006. The LPG Transportation segment commenced August 22, 2006.
Year ended December 31, 2006:

	LPG Transportation	Fuel Sales	Totals
Revenues from external customers	$907,756	$143,429,298	$144,337,054
Interest expense	137,000	463,760	600,760
Interest income	903	22,761	23,664
Depreciation and amortization	720,643	988	721,631
Segment gross profit (loss)	(906,169)	545,920	(360,249)
Segment assets	17,447,233	6,626,889	24,074,122
Segment liabilities	2,101,152	5,839,713	7,940,865
Expenditure for segment assets	56,275	—	56,275

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$144,337,054
Elimination of intersegment revenues		—

Total consolidated revenues		$144,337,054

Profit (loss)
Total gross profit (loss) for reportable segments		$(360,249)
Selling, general and administrative expense		(5,515,400)
Interest and Fuel Products financing expense		(782,526)
Interest income		65,029
Minority interest in loss of Rio Vista Energy Partners L.P.		3,849,363
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(2,743,783)

Assets
Total assets for reportable segments
Other assets		$24,074,122
Corporate headquarters		3,546,377
Other unallocated amounts		—
Total consolidated assets		—

		$27,620,499

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE T — SUBSEQUENT EVENT (UNAUDITED)
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.

Schedule II
Penn Octane Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to			Balance at End
Description	Period	Expenses	Other Accounts	Deductions (a)		of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$—	$254,729	$—		$—	$254,729
Year ended December 31, 2005
Allowance for doubtful accounts	$—	$—	$—		$—	$—
Transition Period August 1, 2004 through December 31, 2004
Allowance for doubtful accounts	$—	$—	$—		$—	$—
Year ended July 31, 2004
Allowance for doubtful accounts	$5,783	$—	$—	$	(5,783)	$—

(a)	Trade accounts receivable written off against allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures
The Company’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of December 31, 2006. Based on their evaluation, the Company’s principal executive officer/principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the quarter or the year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Inapplicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company
The names of the Company’s directors and certain information about them are set forth below:

			Director
Name of Director	Age	Position with Company	Since
Richard R. Canney	52	Director and Chairman of the Board	2006
Bruce I. Raben	53	Director	2006
Eugene A. Viele	52	Director	2006
All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.
Richard R. Canney. Mr. Canney has been employed in the mergers and acquisitions and new ventures division of Shell Oil Company since 1997. Mr. Canney was a director and managing partner of Corporacion Mercantile Internacional, S.A. de C.V. in Mexico City. From 1994 to 1996, Mr. Canney was a professor of finance at Instituto Technological Autonomo de Mexico in Mexico City. In August 2004, Mr. Canney was elected as a member of the board of managers of Rio Vista. Mr. Canney earned a Masters of Business Admininstration from the University of Chicago in June 1989.
Bruce I. Raben. Mr. Raben is founding Partner of Hudson Capital Advisors, LLC, a provider of investment banking advisory, placement and capital raising services formed in 2004. Mr. Raben has been an investment banker, merchant banker and private investor for approximately 25 years. From 1979 until 1990, Mr. Raben worked at Drexel Burnham Lambert, an investment banking firm. From 1990 through 1995, he was an executive vice president with Jeffries & Company, an investment banking firm. From 1995 until 2002, Mr. Raben served as a managing director of CIBC World Markets, an investment banking firm. He continued to serve as a consultant to CIBC in 2003. Mr. Raben has previously served on the boards of numerous public and private companies. Mr. Raben received a bachelor’s degree from Vassar College in 1975 and a master of business administration degree from Columbia University in 1979.
Eugene A. Viele. Mr. Viele is the Chairman, Chief Executive Officer and President of Northport Production Company, an oil and gas production company formed in 1991. Northport Production drills and operates wells in Oklahoma, Texas, New Mexico, Alabama and West Virginia. Mr. Viele has 27 years of experience in the oil and gas industry, including management, drilling and production. Mr. Viele is an active member of the American Association of Petroleum Landmen and the Oklahoma City Association of Petroleum Landmen. Mr. Viele received a bachelor’s degree in business administration from the University of Oklahoma in 1978.
Information Regarding The Board Of Directors
The business of the Company is managed under the direction of the board of directors of Penn Octane. The board conducts its business through meetings of the board and its committees. During 2006, the board held four meetings and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.
The board of directors is currently composed of three members, none of whom are members of the management of Penn Octane. The OTC Bulletin Board does not have rules regarding director independence. The following directors are considered “independent” as defined under the rules of the NASDAQ Stock Market: Messrs. Canney, Raben, and Viele. Accordingly, the entire board is comprised of independent directors under the NASDAQ definition.

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
Audit Committee
The Company’s audit committee (the “Audit Committee”) consists of Mr. Canney (Chairman), Mr. Raben, and Mr. Viele. Mr. Canney, Mr. Raben and Mr. Viele are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The OTC Bulletin Board does not have rules regarding the independence of audit committee members. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.
The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of the Company’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public.
During the period from January 1, 2006 until October 6, 2006, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of Audit Committee. For the period, October 7, 2006 through December 31, 2006, Messers, Canney, Raben and Viele served as the members of the Audit Committee.
Compensation Committee
The Company has a compensation committee composed of two directors whom the board has determined to be independent. During the period from January 1, 2006 until October 6, 2006, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the Compensation Committee. For the period, October 7, 2006 through December 31, 2006, Bruce I. Raben and Eugene A. Viele served as the members of the Compensation Committee.
Report of the Audit Committee for Fiscal Year 2006
The primary function of the Audit Committee is oversight of the Company’s financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter filed periodically with the Company’s annual proxy statement. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and two of its members are audit committee financial experts under Securities and Exchange Commission rules. The committee held four meetings in 2006 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), the Company’s independent registered accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.
In performing its oversight function, the committee reviewed and discussed the consolidated financial statements with management and BMC. Management and BMC informed the committee that the Company’s consolidated financial statements were fairly stated in accordance with generally accepted accounting principles. The committee discussed with BMC matters covered by the Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented. In addition, the committee discussed management’s evaluation of internal control over financial reporting.
The committee also discussed with BMC its independence from the Company and management, including the matters in Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the letter and disclosures from BMC to the committee pursuant to Standard No. 1. The committee considered the non-audit services provided by BMC to the Company and concluded that the auditors’ independence has been maintained.

Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.
The committee has also appointed BMC to audit the Company’s financial statements for 2007, subject to stockholder ratification of that appointment.
In carrying out its responsibilities, the committee looks to management and the independent auditors. Management is responsible for the preparation and fair presentation of the Company’s financial statements and for maintaining effective internal control. Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process. The independent auditors are responsible for auditing the Company’s annual financial statements and expressing an opinion as to whether the statements are fairly stated in conformity with generally accepted accounting principles. The independent auditors perform their responsibilities in accordance with the standards of the Public Company Accounting Oversight Board.
BY THE AUDIT COMMITTEE
RICHARD R. CANNEY
BRUCE I. RABEN
EUGENE A. VIELE
Executive Officers of the Company
The names of the Company’s executive officer and certain information about him are set forth below:

			Officer
Name of Executive Officer	Age	Position with Company	Since
Ian T. Bothwell	47	Acting Chief Executive Officer, Acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	1996
Ian T. Bothwell, 47, has served as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Penn Octane since October 1996. In November 2006, he was appointed as Acting Chief Executive Officer and Acting President of Penn Octane and the General Partner. He also served as Vice President, Chief Financial Officer and Assistant Secretary of the General Partner since September 2004 and as Treasurer of the General Partner since July 2003. He also served as a director of Penn Octane from March 1997 until July 2004. Mr. Bothwell also serves as Chief Executive Officer of B & A Eco-Holdings, Inc., the company which purchased the Company’s CNG assets in October 2002.

Code of Business Conduct
In 2004 the Company adopted a code of conduct applicable to its principal executive officer, principal accounting officer and principal financial officer. In April 2007, the board of directors approved a revised code of conduct that incorporates a formal policy for the approval of transactions with related persons. See “Certain Relationships and Related Transactions and Director Independence.”
Compliance under Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that all directors, officers and 10% stockholders complied with such filing requirements, except as follows: Jerome B. Richter filed a late Form 4 in September 2006 regarding the sale of 2,000 shares of common stock in June 2006.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The Company’s compensation to executive management was administered by the Compensation Committee of the Board of Directors. As of December 31, 2006, the Compensation Committee was comprised of two directors, both of whom are outside directors, who report to the Board of Directors on all compensation matters concerning the Company’s executive officers (Executive Officers), including the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s other Executive Officers (collectively, with the Chief Executive Officer and Chief Financial Officer, the Named Executive Officers) (see below). In determining annual compensation, including bonus, and other incentive compensation to be paid to the Named Executive Officers, the Compensation Committee considers several factors including overall performance of the Named Executive Officer (measured in terms of financial performance of the Company, opportunities provided to the Company, responsibilities, quality of work and/or tenure with the Company), and considers other factors including retention and motivation of the Named Executive Officers and the overall financial condition of the Company. The Compensation Committee provides compensation to the Named Executive Officers in the form of cash and equity instruments.
The overall compensation provided to the Named Executive Officers consisting of base salary and the issuance of equity instruments is intended to be competitive with the compensation provided to executives at other companies after adjusting for factors described above, including the Company’s financial condition during the term of employment of the Executive Officers.
The base salary, cash bonuses and share based compensation is approved based on the Named Executive Officer’s position, level of responsibility, performance and tenure with the Company.
In November 2006, Mr. Bothwell was appointed Acting Chief Executive Officer of the Company. During the period January 1, 2006 until October 2006, Mr. Charles C. Handly served as Chief Executive Officer of the Company. Mr. Handly retired in October 2006. The Compensation Committee determined that Mr. Bothwell’s and Mr. Handly’s compensation was fair to the Company.
At December 31, 2006, the Company had only one executive officer. During fiscal 2006, the officer did not receive any increase in his base salary over base salary paid during fiscal 2005. During fiscal 2006, the officer received a cash bonus of $70,000 associated with the Restated LPG Asset Sale. The executive did not receive any other bonus compensation in the form of cash, stock options or stock grants.
On September 30, 2004, pursuant to the terms of an employment agreement dated May 13, 2003 with Richard Shore, Jr., the Company issued warrants to purchase 763,737 shares of the Company’s common stock at an exercise price of $1.14 per share to Shore Capital, LLC, an affiliate of Mr. Shore. The warrants expired on July 10, 2006.

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
On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the grant of options to purchase a total of 108,750 common units under the 2005 Plan. Of the total number of options granted, 93,750 were granted to the then executive officers of the General Partner and to Mr. Richter (then chairman of the board of the General Partner) and 15,000 were issued to outside managers of the General Partner. The exercise price for the options is $12.51 per common unit, which was the average of the high and low sales prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 9, 2005. The options granted to executive officers (including Mr. Richter) were fully vested on the date of grant. The options granted to outside managers vest in equal monthly installments over a period of 12 months from the date of grant. All options become fully exercisable upon a change in control event and expire three years from the date of grant.
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan previously approved by the stockholders. Of the total number of warrants granted, 30,000 were issued to Mr. Bothwell, Acting chief Executive Officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to Mr. Bothwell vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under the 2005 Plan. Of the total number of options granted, 5,000 were issued to Mr. Bothwell and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to Mr. Bothwell vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to Mr. Bothwell. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant.
The Company is aware of its limited executive management and its dependence on such management in performing the day to day operations. The Company expects that it will need to hire additional executive management in connection with its future growth. The Company’s compensation committee is currently drafting guidelines related to executive compensation, including annual evaluations of the level of base salary, bonus payments, share based compensation and perquisites in an effort to be in a position to attract and/or retain its executives in the future.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included above. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K and proxy statement.
COMPENSATION COMMITTEE
BRUCE I. RABEN
EUGENE A. VIELE

Compensation Committee Interlocks and Insider Participation
During the period from January 1, 2006 until October 6, 2006, Stewart J. Paperin, Emmett M. Murphy and Harvey L. Benenson served as the members of the Compensation Committee. For the period, October 7, 2006 through December 31, 2006, Bruce I. Raben and Eugene A. Viele served as the members of the Compensation Committee.
SUMMARY COMPENSATION TABLE
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

									Changes in
									Pension Value and
									Nonqualified
								Non-Equity	Deferred
Name and Principal					Stock	Option		Incentive Plan	Compensation	All Other		Total
Position	Year		Salary ($)	Bonus ($)	Awards ($)	Awards ($)		Compensation	Earnings ($)	Compensation ($)		($)
Ian T. Bothwell	2006	(1)	180,000	70,000	—	—		—	—	—		250,000
Acting Chief Executive	2005	(2)	179,769	12,000	—	140,625	(7)	—	—	159,428	(8)	491,822
Officer, Acting	2004	(3)	76,154	—	—	—		—	—	—		76,154
President, Chief Financial Officer, Vice President, Treasurer and Assistant Secretary(5)	2004	(4)	180,000	—	—	—		—	—	—		180,000

Charles C. Handly,	2006	(1)	180,115	50,000	—	—		—	—	—		230,115
Chief Executive Officer	2005	(2)	193,692	13,500	—	140,625	(7)	—	—	159,428	(8)	507,245
and President (6)	2004	(3)	76,154	—	—	—		—	—	—		76,154
	2004	(4)	180,000	—	—	—		—	—	—		180,000

Jerry L. Lockett,	2006	(1)	144,231	15,000	—	—		—	—	—		159,231
Vice President and	2005	(2)	141,685	10,000	—	140,625	(7)	—	—	159,428	(8)	451,738
Secretary(9)	2004	(3)	55,846	—	—	—		—	—	—		55,846
	2004	(4)	132,000	—	—	—		—	—	—		132,000

(1)	Amounts relate to the year ended December 31, 2006.

(2)	Amounts relate to the year ended December 31, 2005.

(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.

(4)	Amounts relate to the year ended July 31, 2004.

(5)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(6)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005 and retired as such in October 2006.

(7)	Represents warrants to purchase 125,000 of common stock of Penn Octane valued using the Black-Scholes option pricing model.

(8)	Represents warrants to purchase 15,625 common units of Rio Vista valued using the Black-Scholes option pricing model.

(9)	Mr. Lockett retired on November 30, 2006.

OPTION GRANTS AND RELATED INFORMATION
There were no grants of warrants to purchase Penn Octane common stock during fiscal year 2006 to the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
OPTION AWARDS

			Equity Incentive
			Plan Awards:
		Number of	Number of
	Number of Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised Options	Unexercised Options	Unexercised	Option	Option
	Exercisable	Unexercisable	Unearned Options	Exercise	Expiration
Name	(#)	(#)	(#)	Price ($)	Date
Ian T. Bothwell	75,502	49,498	—	1.50	3/8/2010
Charles C. Handly	125,000(a)	—	—	1.50	3/8/2010
Jerry L. Lockett	125,000(a)	—	—	1.50	3/8/2010

(a)	Mr. Handly and Mr. Lockett retired during 2006. In connection with their retirement, the board of directors approved full vesting for all unvested warrants as of their retirement date.
OPTION EXERCISES
There was no exercise of warrants to purchase Penn Octane common stock during fiscal year 2006 to the Named Executive Officers.
Employment Contracts
From June 2005 through October 2006, Charles C. Handly served as President and Chief Executive Officer of the Company. The Company did not have an employment agreement with Mr. Handly.
In November 2006, Ian T. Bothwell was appointed as Acting President and Acting Chief Executive Officer of the Company. The Company does not have an employment agreement with Mr. Bothwell.
Termination and Change in Control
Penn Octane’s 2001 Warrant Plan and the associated form of warrant agreement provide for acceleration of vesting of outstanding warrants in the discretion of the Board of Directors (or Compensation Committee) in connection with the following events: a dissolution or liquidation of Penn Octane; a merger or consolidation in which Penn Octane does not survive, if the surviving entity in the transaction does not assume the warrants or substitute equivalent warrants; or a sale of all or substantially all of the assets of Penn Octane in which the stockholders of the Penn Octane receive securities of the acquiring entity, if the acquiring entity in the transaction does not assume the warrants or substitute equivalent warrants. The estimated value of the acceleration of all unvested warrants as of December 29, 2006, assuming the triggering event took place on that date, is $19,523.

Compensation of Directors
The following table lists all compensation to directors during the year ended December 31, 2006.
DIRECTOR COMPENSATION

					Change in
					Pension Value
	Fee			Non-Equity	and
	Earned			Incentive	Nonqualified	All Other
	or Paid	Stock	Option	Plan Com-	Deferred	Compen-
	in Cash	Awards	Awards	pensation	Compensation	sation	Total
Name	($)	($)	($)	($)	Earnings	($)(1)	($)
Richard R. Canney	4,166	—	—	—	—	—	4,166
Bruce I. Raben	3,333	—	—	—	—	—	3,333
Eugene A. Viele	3,333	—	—	—	—	—	3,333
Emmett Murphy	—	—	—	—	—	12,500	12,500
Stewart Paperin	—	—	—	—	—	13,500	13,500
Harvey Benenson	—	—	—	—	—	13,500	13,500

(1)
In recognition of services performed, following their resignation, each director received a taxable gift from the Company. The value of the gift was determined based on the actual amount paid by the Company.

On April 10, 2007, the Board of Directors approved a form of Chairman Services Agreement and Director Services Agreement. Pursuant to these agreements, the non-employee chairman of the board will receive annual cash compensation of $25,000, payable quarterly, and an annual grant of warrants valued at approximately $6,250. Other non-employee directors will receive annual cash compensation of $20,000, payable quarterly, and an annual grant of warrants valued at approximately $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount of stock of the Company beneficially owned as of March 15, 2007 by each person known by the Company to own beneficially more than 5% of the outstanding shares of Penn Octane’s outstanding common stock (“Common Stock”).

		Amount and Nature
Title		of Beneficial
of Class	Name and Address of Beneficial Owner	Ownership(1)	Percent of Class
Common Stock	Jerome B. Richter (2) 335 Tomahawk Drive, Palm Desert, CA 92211	3,993,092	25.54
Common Stock	Strategic Turnaround Equity Partners, LP (Cayman), Bruce Galloway and Gary Herman(3) 720 Fifth Avenue, New York, New York 10019	1,467,053	9.53
Common Stock	The Apogee Fund, Paradigm Capital Corporation, and Emmett M. Murphy (4) 201 Main Street, Suite 1555, Fort Worth, TX 76102	1,297,200	8.37
Common Stock	Swank Group, LLC, Swank Energy Income Advisors, L.P. and Jerry V. Swank(5) 3300 Oak Lawn Ave., Suite 650, Dallas, TX 75219	1,237,261	8.04

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2007, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes 37,850 shares of Common Stock owned by Mr. Richter’s spouse and 250,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3)
Mr. Galloway is a managing member and the majority equity holder of Galloway Capital Management, LLC, the general partner of Strategic Turnaround Equity Partners, LP (Cayman) (STEP). Mr. Galloway disclaims beneficial ownership of the shares of Common Stock directly beneficially owned by STEP (except for (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of being a limited partner of STEP). Mr. Herman is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Herman disclaims beneficial ownership of the shares of Common Stock directly beneficially owned by STEP (except for indirect interests of therein by virtue of being a member of Galloway Capital Management LLC).

(4)
Mr. Murphy, who was a director of the Company from November 2001 through October 2006, is the president of Paradigm Capital Corporation, a Texas corporation, which in turn, is the sole general partner of The Apogee Fund, L.P., a Delaware limited partnership. All of the referenced stock is owned of record by The Apogee Fund, and beneficial ownership of such securities is attributable to Mr. Murphy and Paradigm Capital Corporation by reason of their shared voting and disposition power with respect The Apogee Fund assets. Includes 115,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants granted to Mr. Murphy.

(5)
Swank Group, LLC serves as the general partner of Swank Energy Income Advisors, L.P. (“Advisor”) and may direct the Advisor to direct the vote and disposition of the 1,237,261 shares of common stock of Penn Octane held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively “Swank Funds”). The Advisor is the general partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Jerry V. Swank, may direct the vote and disposition of the 1,237,261 shares of common stock of Penn Octane held by the Swank Funds.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of March 15, 2007 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. The address of each person is c/o Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California.

		Amount and Nature of
		Beneficial
Title of Class	Name of Beneficial Owner	Ownership (1)	Percent of Class
Common Stock	Bruce I. Raben (2)	280,400	1.82
Common Stock	Jerry L. Lockett (3)	151,225	*
Common Stock	Charles C. Handly (4)	125,000	*
Common Stock	Ian T. Bothwell (5)	93,250	*
Common Stock	Richard R. Canney (6)	37,500	*
Common Stock	Eugene A. Viele (7)	31,602	*
Common Stock	All Directors and Named Executive Officers as a group (6 persons) (8)	718,977	4.54

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under warrants which are currently exercisable, or which will become exercisable no later than 60 days after March 15, 2007, are deemed outstanding for computing the percentage of the person holding such warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(4)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(5)	Includes 93,250 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6)	Includes 37,500 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7)	Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8)	Includes 440,750 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

Equity Compensation Plans
The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2006 .

			Number of securities
		Weighted-average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights(3)	plans (excluding securities
	warrants and rights	(per share)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,095,000	$1.46	495,000	(1)
Equity compensation plans not approved by security holders (2)	243,750	$0.92	—

Total	1,338,750	$1.36	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.

(2)	Penn Octane was not required to obtain stockholder approval for these securities.

(3)	Where applicable, exercise prices adjusted for the Spin-Off.

Item 13. Certain Relationships and Related Transactions and Director Independence.
Certain Relationships and Related Transactions
The note receivable from Mr. Richter in the amount of $3,196,693 (Richter Note) was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the Richter Note to July 29, 2007 and a discount of the Richter note to $1,696,693 plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and therefore, the Richter Note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1,031,307 with a corresponding credit to the reserve. The interest rate on the extended Richter Note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1,800,000 (see note I). Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1,800,000. Accordingly, the Company began accruing interest and reserving the interest on the Richter Note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral for the Richter Note the 1,000,000 shares of common stock of Penn Octane for 125,000 common units of Rio Vista owned by him which were also collateral for the Richter Note.
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Shore and by Mr. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading is also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provides Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading.
Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option is $1,300,000, for a total purchase price of $1,400,000, if Penn Octane exercises the Purchase Option between July 1 and July 31, 2007. If Penn Octane exercises the Purchase Option before July 1, 2007, the exercise price is $1,700,000, for a total purchase price of $1,800,000. The Purchase Option expires if it is not exercised on or before July 31, 2007.
During November 2005, Penn Octane, Rio Vista and Mr. Richter entered into a consulting agreement whereby Mr. Richter served as a special advisor to the board of directors of Penn Octane and the board of managers of the General Partner and provided the following services (Services) to both Penn Octane and Rio Vista: assistance with the sale of all or part of their LPG assets, assistance with other transactions (including restructurings) involving the companies as mutually agreed by the parties and such other services that the companies may reasonably request.
In consideration of the Services rendered by Mr. Richter to the companies, Penn Octane and Rio Vista paid the following fees (Fees) to Mr. Richter: an amount equal to two percent (2%) of (i) the net proceeds, as defined, to the companies resulting from a sale of assets to a third party, and (ii) the net proceeds, as defined, to the companies from sales of LPG to PMI for any calendar month in which such sales exceed the volumes pursuant to a previous agreement with PMI. Amounts expensed pursuant to (i) above (see note D) were $331,565 and have been paid to Mr. Richter. Amounts expensed pursuant to (ii) above for the year ended December 31, 2006 totaled approximately $5,000 and have been paid to Mr. Richter.

Related to Mr. Richter’s retirement in May of 2005, the board of directors approved full vesting for all unvested warrants over the remaining period of his consulting agreement. Mr. Richter’s consulting agreement expired on November 14, 2006.
Penn Octane entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement are effective as of November 15, 2006 (Effective Date).
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Penn Octane will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Richter to Penn Octane pursuant to the Richter Note. During the period November 15, 2006 through December 31, 2006, the Company expensed approximately $46,000 in connection with the Consulting Agreement of which $9,000 was paid and $9,000 was applied against the Richter Note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
The Company’s consolidated Mexican affiliate, Tergas owns the Matamoros Terminal Facility and has been granted the permit to operate the Matamoros Terminal Facility. The Company relies on Tergas’ permit to continue its delivery of LPG at the Matamoros Terminal Facility. Tergas is owned 95% by Mr. Vicente Soriano, and the remaining balance is owned by an unrelated party. The Company has an option to purchase Tergas for a nominal price of approximately $5,000.
On April 10, 2007, the Board of Directors approved a form of Chairman Services Agreement and Director Services Agreement. Pursuant to these agreements, the non-employee chairman of the board will receive annual cash compensation of $25,000, payable quarterly, and an annual grant of warrants valued at approximately $6,250. Other non-employee directors will receive annual cash compensation of $20,000, payable quarterly, and an annual grant of warrants valued at approximately $5,000.
On April 10, 2007, the Board of Directors approved a form of Indemnification Agreement for the directors and officers of Penn Octane. The agreement provides for indemnification against liabilities in the case of legal proceedings brought by a third party or by or in the right of Penn Octane. The agreement also provides for advancement of expenses to an indemnified director or officer.
Related Party Transaction Approval Policy
In April 2007, the Board of Directors adopted a formal policy for the approval of transactions with related persons. The policy is incorporated into the Company’s Code of Business Conduct.

Transactions Subject to Related Party Policy
The policy covers any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company is a participant and in which a Related Person has a direct or indirect interest. In order for the transaction, arrangement or relationship to be subject to this policy, there must a financial aspect to the transaction, which may, for example, involve payments between the Company and the Related Person or otherwise providing value to one of the parties.
“Related Persons” include:
•	all executive officers of the Company;

•	all directors and any nominee for director of the Company;

•	any holder of more than five percent (5%) of the Company’s securities; and

•	an immediate family member of any of the forgoing persons;
“Immediate family members” include children, stepchildren, parents, stepparents, spouses, domestic partners, siblings, mothers and fathers-in-law, sons and daughters-in-law, bothers and sisters-in-law and any other person sharing a household (other than a tenant or employee).
An “indirect” interest of a Related Person in a transaction includes a Related Person serving as an officer or employee of, or being a significant investor or equity holder in, an entity that is a party to a transaction with the Company.
The following transactions are exempt from this policy:
•	payment of compensation by the Company to a Related Person for the Related Person’s service to the Company in the capacity or capacities that give rise to the person’s status as a “Related Person;”

•	transactions available to all employees or all stockholders of the Company on the same terms;

•	transactions, which when aggregated with the amount of all other transactions between the Related Person and the Company, involve less than $25,000 in a fiscal year;
Approval of Related Person Transactions
Either the full Board of Directors or the Audit Committee of the Board of Directors of the Company (the “Committee”) must approve any Related Person Transaction subject to this policy before commencement of the Related Person Transaction. If a member of the Board or the Committee is the Related Person, or a relative of the Related Person, that member of the Board or the Committee shall recuse himself or herself from participation in the evaluation of the Related Person Transaction pursuant to this policy. The Related Person Transaction should be presented to the Committee by an executive officer of the Company requesting that the Committee consider the Related Person Transaction at its next meeting.

Standards for Approval of Transactions
The Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a Related Person Transaction:
•	whether the terms are fair to the Company;

•	whether the transaction is material to the Company;

•	the role the Related Person has played in arranging the Related Person Transaction;

•	the structure of the Related Person Transaction; and

•	the interests of all Related Persons in the Related Person Transaction.
The Committee will only approve a Related Person Transaction if the Committee determines that the Related Person Transaction is beneficial to the Company and the terms of the Related Person Transaction are fair to the Company.
Approval Process
The Committee may, in its sole discretion, approve or deny any Related Person Transaction. Approval of a Related Person Transaction may be conditioned upon the Company and the Related Person taking any or all of the following additional actions, or any other actions that the Committee deems appropriate:
•	requiring the Related Person to resign from, or change position within, an entity that is involved in the Related Person Transaction with the Company;

•
assuring that the Related Person will not be directly involved in negotiating the terms of the Related Person Transaction or in the ongoing relationship between the Company and the other persons or entities involved in the Related Person Transaction;

•	limiting the duration or magnitude of the Related Person Transaction;

•
requiring that information about the Related Person Transaction be documented and that reports reflecting the nature and amount of the Related Person Transaction be delivered to the Committee on a regular basis;

•	requiring that the Company have the right to terminate the Related Person Transaction by giving a specified period of advance notice; or

•	appointing a Company representative to monitor various aspects of the Related Person Transaction.
Failure to Follow the Related Person Transaction Approval Process
Any Company employee, executive officer or director of the Company who is found to have violated this policy will be subject to corrective action up to and including termination of employment or of the directorship for cause.

Director Independence
The board of directors is currently composed of three members, none of whom are members of the management of Penn Octane. The OTC Bulletin Board does not have rules regarding director independence. The following directors are considered “independent” as defined under the rules of the NASDAQ Stock Market: Messrs. Canney, Raben, and Viele. Accordingly, the entire board is comprised of independent directors under the NASDAQ definition.
The Company’s audit committee (the “Audit Committee”) consists of Mr. Canney (Chairman), Mr. Raben, and Mr. Viele. The OTC Bulletin Board does not have rules regarding the independence of audit committee members. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.
The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended:

	December 31, 2005		December 31, 2006
Audit Fees	$575,495		$606,790
Audit — Related Fees	$63,225	(3)	$14,700	(3)
Tax Fees (1)	$121,220		$46,580
All Other Fees	$9,530	(2)	$4,455	(2)

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees related to the Restated LPG Asset Sale.
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
The following documents are filed as part of this report:
(1) Consolidated Financial Statements:
Penn Octane Corporation
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and December 31, 2006
Consolidated Statement of Operations for the year ended July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006
Consolidated Statement of Stockholders’ Equity for the year end July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006
Consolidated Statements of Cash Flows for the year end July 31, 2004, the transition period August 1, 2004 through December 31, 2004 and for each of the two years in the period ended December 31, 2006
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts
b. Exhibits.
The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

Exhibit No.
3.2	Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

3.3	Certificate of the Designation, Powers, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, filed with the State of Delaware. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 10, 1999, SEC File No. 000-24394).

10.1	General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.2	Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.3*	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.4*	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation form Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.5	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.6	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.7	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.8	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.9	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.
10.10	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.11*	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.12*	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Jerome B. Richter. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.13	First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.14	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.15*	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.16	First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.17	Amended and Restated Line Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.18	Replacement Promissory Note dated September 15, 2004 by Penn Octane Corporation to RZB Finance LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.19	Consent Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.20	Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.21	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.
10.22	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.23	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.24	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.25*	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2006, SEC File No. 000-24394).

10.26	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.27	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.28	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.29	Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.30	Agreement dated as of November 15, 2005 by and between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.31	Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

10.32	Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

Exhibit No.
10.33	Amendment to Pledge and Security Agreement between the Penn Octane Corporation and Jerome B. Richter dated October 13, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).

10.34	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).
The following Exhibits are filed as part of this report:

10.35*	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation.

10.36	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC, and Shore Trading LLC.

10.37	Consulting Agreement entered into March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation, and Rio Vista Energy Partners L.P., and JBR Capital Resources, Inc.

10.38	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.39*	Amended Form of Common Stock Purchase Warrant under the Penn Octane Corporation 2001 Warrant Plan.

10.40*	Form of Penn Octane Corporation Chairman Services Agreement.

10.41*	Form of Penn Octane Corporation Director and Officer Indemnification Agreement.

10.42*	Form of Penn Octane Corporation Director Services Agreement.

10.43*	Form of Rio Vista GP LLC Chairman Services Agreement.

10.44*	Form of Rio Vista GP LLC Manager Services Agreement.

10.45	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement.

10.46*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan.

10.47	Amended and Restated Line Letter dated December 7, 2006 between RZB Finance LLC and Penn Octane Corporation.

14.1	Penn Octane Corporation Code of Business Conduct (2007)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer )

April 16, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Ian T. Bothwell	Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial, and Accounting Officer)	April 16, 2007

/s/Richard R. Canney	Richard R. Canney Director	April 16, 2007

/s/Bruce I. Raben	Bruce I. Raben Director	April 16, 2007

/s/Eugene A. Viele	Eugene A. Viele Director	April 16, 2007

EXHIBIT INDEX

Exhibit No.	Description
10.35*	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation.

10.36	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC, and Shore Trading LLC.

10.37	Consulting Agreement entered into March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation, and Rio Vista Energy Partners L.P., and JBR Capital Resources, Inc.

10.38	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc.

10.39*	Amended Form of Common Stock Purchase Warrant under the Penn Octane Corporation 2001 Warrant Plan.

10.40*	Form of Penn Octane Corporation Chairman Services Agreement.

10.41*	Form of Penn Octane Corporation Director and Officer Indemnification Agreement.

10.42*	Form of Penn Octane Corporation Director Services Agreement.

10.43*	Form of Rio Vista GP LLC Chairman Services Agreement.

10.44*	Form of Rio Vista GP LLC Manager Services Agreement.

10.45	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement.

10.46*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan.

10.47	Amended and Restated Line Letter dated December 7, 2006 between RZB Finance LLC and Penn Octane Corporation.

14.1	Penn Octane Corporation Code of Business Conduct (2007)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d — 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
* indicates management contract or compensatory plan or arrangement.