Form 10-Q
period 2007-03-31
PENN OCTANE CORP
filed 2007-05-21
CIK 893813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of shares of Common Stock, par value $.01 per share, outstanding on May 14, 2007 was 15,386,187.

PENN OCTANE CORPORATION

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2006 and 2007, and the consolidated statement of cash flows for the three months ended March 31, 2006 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2007, we expressed an unqualified opinion on those consolidated financial statements.
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
May 18, 2007

Part I – FINANCIAL INFORMATION
Item 1.
Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2006	2007
		(unaudited)
Current Assets

Cash	$8,765,747	$7,305,119

Restricted cash	1,862,199	2,180,319

Trade accounts receivable (less allowance for doubtful accounts of $254,729 at December 31, 2006 and March 31, 2007)	3,504,866	9,897,200

Inventories	1,603,355	1,507,216

Deferred tax asset	647,000	689,438

Prepaid expenses and other current assets	310,577	329,607

Total current assets	16,693,744	21,908,899

Property, plant and equipment – net	10,910,572	10,908,345

Other non-current assets	16,183	118,195

Total assets	$27,620,499	$32,935,439

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2006	2007
		(unaudited)
Current Liabilities

Current maturities of long-term debt	$1,137,500	$1,137,500

Revolving line of credit	804,300	3,922,906

Fuel Products trade accounts payable	3,102,029	5,626,075

Other accounts payable	792,311	1,027,294

U.S. and foreign taxes payable	119,086	58,142

Accrued liabilities	1,339,982	1,762,133

Total current liabilities	7,295,208	13,534,050

Minority interest in Rio Vista Energy Partners L.P.	14,946,071	14,037,816

Commitments and contingencies	—	—

Stockholders’ Equity

Series A – Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—

Series B – Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—

Common stock – $.01 par value, 25,000,000 shares authorized; 15,386,187 shares issued and outstanding at December 31, 2006 and March 31, 2007	153,862	153,862

Additional paid-in capital	29,105,611	29,160,792

Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $1,500,000 at December 31, 2006 and March 31, 2007	(1,687,693)	(1,646,693)

Accumulated deficit	(22,192,560)	(22,304,388)

Total stockholders’ equity	5,379,220	5,363,573

Total liabilities and stockholders’ equity	$27,620,499	$32,935,439

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2007
Revenues	$30,091,162	$39,381,996

Cost of goods sold	30,105,200	38,438,058

Gross profit (loss)	(14,038)	943,938
Selling, general and administrative expenses
Legal and professional fees	308,433	476,190
Salaries and payroll related expenses	554,206	406,657
Other	498,023	521,617

	1,360,662	1,404,464

Operating income (loss) from continuing operations	(1,374,700)	(460,526)

Other income (expense)

Interest and Fuel Products financing expense	(176,195)	(151,830)

Interest income	9,461	12,713

Minority interest in loss of Rio Vista Energy Partners L.P.	1,311,918	460,377

Other	—	—

Income (loss) from continuing operations before taxes	(229,516)	(139,266)

Provision (benefit) for income taxes	13,925	(27,438)

Net income (loss) from continuing operations	(243,441)	(111,828)

Discontinued operations:

Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $1,065,591 for March 31, 2006	(39,637)	—

Net income (loss)	$(283,078)	$(111,828)

Basic and Diluted EPS:

Net loss from continuing operations per common share	$(0.02)	$(0.01)

Net income (loss) from discontinued operations per common share	0.00	0.00

Net income (loss) per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	15,522,745	15,386,187

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(283,078)	$(111,828)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250,666	166,752
Amortization of lease rights	11,449	—
Amortization of loan discount related to detachable warrants	22,104	—
Share-based payment expense	132,459	94,715
Minority interest in Rio Vista Energy Partners L.P.	(246,328)	(460,377)
Changes in current assets and liabilities:
Trade accounts receivable	1,787,982	(6,392,334)
Inventories	141,643	96,139
Prepaid expenses and other current assets	133,488	(19,030)
Deferred tax asset	—	(42,438)
LPG and Fuel Products trade accounts payable	(7,913,112)	2,524,046
Other accounts payable and accrued liabilities	136,674	657,134
U.S. and Foreign taxes payable	(21,045)	(60,944)

Net cash used in operating activities	(5,847,098)	(3,548,165)
Cash flows from investing activities:
Capital expenditures	(6,377)	(164,525)
(Increase) decrease in other non-current assets	(1,093)	(102,012)

Net cash (used in) provided by investing activities	(7,470)	(266,537)
Cash flows from financing activities:
Decrease (increase) in restricted cash	2,130,041	(318,120)
Revolving credit facilities	4,155,506	3,118,606
Distributions paid to limited partners	—	(477,664)
Distributions paid to the minority owners of the general partner	—	(9,748)
Stockholder’s note	—	41,000
Reduction in debt	(466,298)	—

Net cash used in financing activities	5,819,249	2,354,074

Net (decrease) increase in cash	(35,319)	(1,460,628)
Cash at beginning of period	299,597	8,765,747

Cash at end of period	$264,278	$7,305,119

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$457,109	$181,981

Taxes	$—	$110,000

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$132,459	$94,715

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Penn Octane Corporation (Penn Octane), a Delaware Corporation and its consolidated subsidiaries, including Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as the Company. As more fully described in note D, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Penn Octane continues to sell Fuel Products and Rio Vista continues to own and operate a LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. The Company’s ability to access its various terminal locations is based on maintaining minimum through-put volumes at each terminal.
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION — Continued
The General Partner is responsible for the management of Rio Vista. Subsequent to the Spin-Off, and through the date of the Restated LPG Asset Sale, Rio Vista sold LPG directly to PMI (see below), and purchased LPG from Penn Octane under a long-term supply agreement.
Prior to the Restated LPG Asset Sale, the Company’s primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sells the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributes the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
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
The unaudited consolidated balance sheet as of March 31, 2007, the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2007 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2007, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2007, the unaudited consolidated results of operations for the three months ended March 31, 2006 and 2007 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2007.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been consistently applied to the periods presented.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B – INCOME (LOSS) PER COMMON SHARE
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
The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note H for the warrants):

	For the three months ended March 31, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(283,078)

Basic EPS
Net income (loss) available to common stockholders	(283,078)	15,522,745	$(0.02)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the three months ended March 31, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(111,828)

Basic EPS
Net income (loss) available to common stockholders	(111,828)	15,386,187	$(0.01)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE C – SHARE-BASED PAYMENT
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
The Company utilizes share-based awards as a form of compensation for employees, officers, directors and consultants. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Penn Octane recorded share-based payment expense for employees and non-employees of $124,061 ($0.01 per common share) and $54,782 ($0.00 per common share) for the three months ended March 31, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R. Rio Vista recorded share-based payment expense for employees and non-employees of $8,398 ($0.00 per common unit) and $39,933 ($0.02 per common unit) for three months ended March 31, 2006 and 2007, respectively under the fair-value provisions of SFAS 123R.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note G) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and will be required to pay the remaining outstanding principal balance on August 22, 2007. In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The Company currently estimates that the amount, if any, of the Escrow Cleaning Costs that may be returned by TransMontaigne will be immaterial.
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006, (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The Company receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party.
In connection with Mr. Jerome B. Richter’s previous consulting agreement, Penn Octane and Rio Vista paid Mr. Richter $193,216 and $138,349, respectively, for fees due on the sale of the Penn Octane Sold Assets and Rio Vista Sold Assets.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $540,324 for the three months ended March 31, 2006 have been included in cost of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2006 were $39,237,000.
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The leased pipeline, the Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontaigne in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $460,134 for the three months ended March 31, 2006.
2006 PMI Agreement
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
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
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
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through April 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361
For the period January 1, 2006 through August 21, 2006, the Company sold LPG to PMI. Beginning on August 22, 2006, the Company transported LPG pursuant to the LPG Transportation Agreement. The volume transported by the Company for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of:

	December 31,	March 31,
	2006	2007
LPG:
US — Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	$6,851,667	$6,851,667
Mexico Pipelines and Rights of Way	1,045,300	1,045,300
Matamoros Terminal Facility	5,564,330	5,564,330
Land	705,358	705,358

Total LPG	14,166,655	14,166,655

Other:
Office equipment (b)	117,802	124,703
Software (b)	198,841	356,465

	316,643	481,168

	14,483,298	14,647,823
Less: accumulated depreciation and amortization	(3,572,726)	(3,739,478)

	$10,910,572	$10,908,345

(a)	Rio Vista assets

(b)	Penn Octane and Subsidiaries other than Rio Vista

(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines
Depreciation and amortization expense of property, plant and equipment from continuing operations totaled $149,535 and $166,752 for the three months ended March 31, 2006 and 2007, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $4,704,425 and $4,603,257 of costs, located in Mexico at December 31, 2006 and March 31, 2007, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – INVENTORIES

	December 31, 2006		March 31, 2007
	Gallons	LCM	Gallons	LCM
Fuel Products	938,458	$1,603,355	737,840	$1,507,216

NOTE G – DEBT OBLIGATIONS
Debt obligations are as follows:

	December 31,	March 31,
	2006	2007
Noninterest-bearing debt obligation, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
TransMontaigne Note	1,000,000	1,000,000

Total debt	1,137,500	1,137,500
Less: Current maturities	1,137,500	1,137,500

Long-term debt	$—	$—

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of March 31, 2007) plus 2% annually and interest is payable monthly.
Other
In connection with the debt obligation for legal services, the Company has not made all of the required payments. The Company provided a “Confession of Judgment” to the creditor at the time the debt obligation for legal services was issued.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H – STOCK WARRANTS
2001 Warrant Plan
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.
NOTE I – OPTIONS AND WARRANTS OF RIO VISTA
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
Common Unit Warrants
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I – OPTIONS AND WARRANTS OF RIO VISTA — Continued
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
NOTE J — COMMITMENTS AND CONTINGENCIES
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, the Company entered into a settlement agreement with the plaintiffs on terms deemed favorable to the Company. Pursuant to the settlement agreement this case was dismissed in April 2007. The Company’s legal fees and settlement costs were covered by insurance.
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
On December 14, 2004, a subsidiary of Rio Vista brought a condemnation action against a landowner in order to obtain a right-of-way in connection with Rio Vista’s existing pipelines that run between Brownsville, Texas and Matamoros, Mexico. The case is captioned Rio Vista Operating Partnership L.P. vs. Guajardo, Jr. Farms, Inc., and was filed in the County Court No. 3 of Cameron County, Texas. Subsequently, the landowner filed an inverse condemnation counterclaim against Rio Vista and Penn Octane seeking damages of $1,800,000. After mediation in February 2007, this matter settled for the amount of $200,000 paid by Rio Vista to the landowner. On March 21, 2007, the easement agreement from the landowner was recorded in the real property records from Cameron County, Texas.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility and Letters of Credit
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of March 31, 2007, Penn Octane has a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at March 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.

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
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at March 31, 2007 totaled approximately $8,103,000 of which approximately $5,777,000 represents March 2007 purchases and approximately $2,326,000 represents April 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $1,666,000 at March 31, 2007). At March 31, 2007, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at March 31, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2007, such taxes in the amount of approximately $1,015,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $489,000 which is included in restricted cash in the Company’s balance sheet at March 31, 2007.
Consulting Agreements
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Consulting Agreements — Continued
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. Pursuant to a related letter agreement, JBR Capital has agreed that Penn Octane will apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the Richter Note. For the three months ended March 31, 2007, the Company expensed approximately $82,000 in connection with the Consulting Agreement, paid $41,000 to JBR Capital and $41,000 was applied against the Richter Note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended December 31, 2006. On May 4, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended March 31, 2007. Total arrearages payable to the limited partners and General Partner after the May 2007 distribution is $2,437,061.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane is only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.

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
NOTE K – INTERCOMPANY AGREEMENT AND GUARANTEES
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
NOTE L — SEGMENT INFORMATION
Beginning on August 22, 2006, the Company has the following reportable segments: LPG Transportation and Fuel Sales. The LPG Transportation segment transports LPG through its pipelines and provides terminalling services and the Fuel Sales segment is a reseller of gasoline and diesel fuel.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months ended March 31, 2007. The LPG Transportation segment commenced August 22, 2006.
Three months ended March 31, 2007:

	LPG Transportation	Fuel Sales	Totals
Revenues from external customers	$679,264	$38,702,732	$39,381,996
Interest expense	25,744	123,003	148,747
Interest income	247	—	247
Depreciation and amortization	164,832	199	165,031
Segment gross profit (loss)	285,574	658,364	943,938
Segment assets	16,316,522	13,247,361	29,563,883
Segment liabilities	2,093,804	12,162,000	14,255,804
Expenditure for segment assets	—	1,875	1,875

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$39,381,996
Elimination of intersegment revenues		—

Total consolidated revenues		$39,381,996

Profit (loss)
Total gross profit (loss) for reportable segments		$943,938
Selling, general and administrative expense		(1,404,464)
Interest and Fuel Products financing expense		(151,830)
Interest income		12,713
Minority interest in loss of Rio Vista Energy Partners L.P.		460,377
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(139,266)

Assets
Total assets for reportable segments		$29,563,883
Other assets		3,371,556
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$32,935,439

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M – INCOME TAXES
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years that remain open to examination are 2001 – 2006 for foreign jurisdictions and 2003 – 2006 for domestic federal and state jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. (“Rio Vista”) and its subsidiaries are collectively hereinafter referred to as the “Company”.
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2007) refer to the Company’s fiscal year ended December 31.
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, LPG supply, LPG Transportation Business, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US – Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Fuel Sales Business, TransMontaigne Note, cash distributions, “Qualifying Income”, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution you, however, that the following list of factors may not include all material risks facing the Company.
Overview
As more fully described in note D to the consolidated financial statements, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Penn Octane continues to sell Fuel Products and Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis.
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

For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. The Company’s ability to access its various terminal locations is based on maintaining minimum through-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains inventory of Fuel Products, the Company is exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses.
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. Penn Octane retains control over the General Partner pursuant to a voting agreement with the other owners of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements.
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

LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The Company receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG will have an impact on the fees which the Company will receive pursuant to the LPG Transportation Agreement. The Company is also exploring potential opportunities which would increase the value of the Retained Assets.
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through April 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646

February 2006	11,940,257

March 2006	11,606,435

April 2006	6,035,733

May 2006	5,733,193

June 2006	7,130,666

July 2006	4,937,441

August 2006	5,408,563

September 2006	6,402,253

October 2006	8,908,931

November 2006	9,906,874

December 2006	10,448,614

January 2007	10,362,590

February 2007	8,590,460

March 2007	8,772,010

April 2007	6,492,361

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
During 2003, PMI constructed and began operations of a refined products cross border pipeline connecting a pipeline running from PEMEX’s Cadereyta Refinery in Monterrey, Mexico to terminal facilities operated by TransMontaigne, Inc. in Brownsville, Texas. The pipeline crosses the US-Mexico border near the proximity of the Company’s pipelines. In connection with the construction of the pipeline, PMI utilizes an easement from the Company for an approximate 21.67 acre portion of the pipeline easement. Under the terms of the easement, PMI has agreed that it will not transport LPG through October 15, 2017.
Dependence on TransMontaigne. The ability of the Company to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets. Currently, the Company believes that TransMontaigne’s options to obtain and deliver significant additional volumes of LPG in excess of the maximum gallons committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.

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
For bulk and transactional sales, the Company enters into individual sales contracts for each sale. Fuel Products sales are subject to credit limitations imposed on each individual buyer by the Company. The Company has several supply contracts for each of the Fuel Products it sells. The supply contracts are for annual periods with flexible volumes but they may be terminated sooner by the supplier if the Company consistently fails to purchase minimum volumes of Fuel Products. The Company’s ability to access its various terminal locations is based on maintaining through-put volumes at each terminal. The Company purchases volumes of Fuel Products under its supply contracts, but the Company does not have corresponding sales contracts with its customers. To the extent the Company maintains inventory of Fuel Products, the Company is exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products is based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices can result in gains or losses. Future success of the Fuel Sales Business is dependent on the demand for Fuel Products in the Company’s markets and the Company’s ability to manage fluctuations in the price of such products.
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
The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the three months ended March 31, 2006 and 2007, respectively:

	Three Months ended	Three Months ended
	March 31, 2006	March 31, 2007
Volume Sold Fuel Products (millions of gallons)	15.2	19.5

Average sales price Fuel Products (per gallon)	$1.98	$1.99

Results of Operations
The following summarizes the gross profit among the Company’s continuing operations consisting of LPG Transportation and the Fuel Sales Businesses for the three months ended March 31, 2006 and 2007, respectively. All amounts are in thousands.
For the three months ended March 31, 2006

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total
Revenues	$—	(a)	$30,091	$30,091

Cost Of Sales	540	(b)	29,565	30,105

Gross Profit (Loss)	$(540)		$526	$(14)

For the three months ended March 31, 2007

	Continuing Operations
	LPG	Fuel
	Transportation	Sales	Total
Revenues	$679	$38,703	$39,382

Cost Of Sales	394	38,044	38,438

Gross Profit (Loss)	$285	$659	$944

(a)	LPG Transportation revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.

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
Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
Revenues. Revenues for the three months ended March 31, 2007, were $39.4 million compared with $30.1 million for the three months ended March 31, 2006, an increase of $9.3 million or 30.9%. Of this increase, $8.5 million was attributable to increases in average sales prices of Fuel Products sold during the three months ended March 31, 2007, $.7 million was attributable to LPG Transportation revenues which commenced during August 2006 and $.1 million was attributable to increased volumes of Fuel Products sold during the three months ended March 31, 2007.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2007 was $38.4 million compared with $30.1 million for the three months ended March 31, 2006, an increase of $8.3 million or 27.7%. The increase of $8.5 million was attributable to increases in average costs of Fuel Products sold during the three months ended March 31, 2007, partially offset by $.2 million attributable to reduced costs associated with operation of the Retained Assets during the three months ended March 31, 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.4 million for the three months ended March 31, 2007 compared with $1.4 million for the three months ended March 31, 2006.

Other income (expense). Other income was $.3 million for the three months ended March 31, 2007, compared with other income of $1.1 million for the three months ended March 31, 2006. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $.9 million during the three months ended March 31, 2007 resulting from reduced losses from continuing operations at Rio Vista.
Discontinued Operations:
The following table shows the Company’s volume of LPG sold in gallons and average sales price for LPG for the three months ended March 31, 2006 and 2007.

	Three Months ended	Three Months ended
	March 31, 2006	March 31, 2007
Volume Sold

LPG (millions of gallons) – PMI	38.3	—
LPG (millions of gallons) – Other	—	—

	38.3	—

Average sales price

LPG (per gallon) – PMI	$1.02	$—
LPG (per gallon) – Other	—	—

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the date of the Restated LPG Asset Sale
The Company’s results of operations from discontinued operations of its LPG sales business applies only for the three months ended March 31, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months ended March 31, 2007 and March 31, 2006.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of the Company and its subsidiaries, including Rio Vista, and Rio Vista and its subsidiaries, respectively after adjustment for the distribution paid by Rio Vista during May 2007 and the payment of outstanding intercompany balances.

	The Company’s Consolidated Pro Forma				Rio Vista Energy Partners L.P.
	Working Capital				Consolidated Pro Forma Working Capital
	March 31, 2007				March 31, 2007
	As Reported			Adjusted	As Reported			Adjusted
	3/31/2007	Pro Forma		3/31/2007	3/31/2007	Pro Forma		3/31/2007
Current Assets
Cash	$7,305,119	$(487,412	)(a)	$6,817,707	$3,675,144	$(487,412	)(a)	$3,910,093
						722,361	(b)
Restricted Cash	2,180,319			2,180,319	25,542			25,542
Trade Accounts Receivable	9,897,200			9,897,200	998,165			998,165
Inventories	1,507,216			1,507,216	—			—
Due From Affiliates	—			—	722,361	( 722,361	)(b)	—
Deferred Tax Asset	689,438			689,438	—			—
Prepaid Expenses	329,607			329,607	242,986			242,986

Total Current Assets	21,908,899	(487,412)		21,421,487	5,664,198	(487,412)		5,176,786

Current Liabilities
Current Maturities Of Long-Term Debt	$1,137,500			$1,137,500	$1,000,000			$1,000,000
Revolving Line Of Credit	3,922,906			3,922,906	—			—
Fuel Products Payables	5,626,075			5,626,075	—			—
US and Foreign Taxes Payable	58,142			58,142	28,977			28,977
Accounts Payables	1,027,294			1,027,294	499,599			499,599
Accrued Liabilities	1,762,133			1,762,133	565,228			565,228

Total Current Liabilities	13,534,050	—		13,534,050	2,093,804	—		2,093,804

Working Capital	$8,374,849	$(487,412)		$7,887,437	$3,570,394	$(487,412)		$3,082,982

(a)	distribution paid by Rio Vista during May 2007

(b)	payment of outstanding intercompany balances
The pro forma net working capital available to the Company at March 31, 2007 after adjustment for the March 31, 2007 quarterly distribution paid on May 4, 2007 is approximately $7.9 million of which approximately $4.8 million is available to Penn Octane and $3.1 million is available to Rio Vista. The pro forma net unrestricted cash on hand available to the Company at March 31, 2007 after adjustment for the March 31, 2007 quarterly distribution paid on May 4, 2007 and payment of intercompany balances was $6.8 million of which $2.9 million was available to Penn Octane and $3.9 million was available to Rio Vista. In addition, Penn Octane has approximately $1.9 million of working capital at March 31, 2007 which was being used in connection with the operation of the Fuel Sales Business. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007 and Penn Octane will be required to pay $1.3 million during July 2007 if it elects to exercise the option to acquire the 25% General Partner interest (the exercise price is not included in working capital described above).

Rio Vista has minimum quarterly distribution arrearages payable to the limited partners and the General Partner for the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 totaling $2.4 million. The General Partner currently intends to use Rio Vista’s cash assets to increase unitholder value primarily through strategic acquisitions. There can be no assurance, however, that the Company will be able to complete such acquisitions or that, if completed, such acquisitions will increase stockholder or unitholder value.
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
Rio Vista projects that monthly cash flows from its LPG Transportation Agreement during the months of April through September will be less than during the months of October through March as a result of seasonality.
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
On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department, Penn Octane’s common stock was delisted from the NASDAQ Stock Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. On March 22, 2007 the Company received clearance for entry of quotations on the OTC Bulletin Board for Penn Octane’s common stock and began trading on or about March 26, 2007 on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will remain quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.

Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of March 31, 2007, Penn Octane has a $15.0 million credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at March 31, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at March 31, 2007 totaled approximately $8.1 million of which approximately $5.8 million represents March 2007 purchases and approximately $2.3 million represents April 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $1.7 million at March 31, 2007). At March 31, 2007, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at March 31, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At March 31, 2007, such taxes in the amount of approximately $1.0 million were due. The letters of credit issued have all been secured by cash in the amount of approximately $489,000 which is included in restricted cash in the Company’s balance sheet at March 31, 2007.

The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of March 31, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations and Note Payable	$1.0	$1.0	$—	$—	$—
Operating Leases	—	—	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

	Amount of Commitment Expiration
	Per Period
	(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$3.9	$3.9	$—	$—	$—
Standby Letters of Credit	8.1	8.1	—	—	—
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$12.0	$12.0	$—	$—	$—

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

On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended June 30, 2005 through June 30, 2006. On October 26, 2006 Rio Vista made a cash distribution of $0.25 per unit totaling $487,413 (including amount paid to General Partner) for the quarter ended September 30, 2006. On January 18, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended December 31, 2006. On May 4, 2007, Rio Vista made a cash distribution of $0.25 per unit totaling $487,412 (including amount paid to the General Partner) for the quarter ended March 31, 2007. Total arrearages payable to the limited partners and General Partner after the May 2007 distribution is $2.4 million.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, Penn Octane is only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options.
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
Partnership Tax Treatment. See note J to the consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings. See note J to the consolidated financial statements for legal proceedings discussion.
Consulting Agreement. See note J to the consolidated financial statements for discussion of Mr. Richter’s consulting agreement.
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
Private Placements and Other Transactions.
Penn Octane 2001 Warrant Plan
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant.

Note Receivable from a Former Officer of the Company
The note receivable from Mr. Richter in the amount of $3.2 million (Richter Note) was due July 29, 2005. On August 3, 2005 in connection with Mr. Richter’s retirement in May 2005 and in consideration of his past services, the Company approved an extension of the Richter Note to July 29, 2007 and a discount of the Richter Note to $1.7 million plus accrued interest not waived (see below) on its maturity date, subject to satisfaction of certain conditions. The Company considers it to be probable that the conditions will be met and therefore, the Richter Note will be discounted at maturity and accordingly, has recorded a charge to compensation expense as of September 30, 2005 in the amount of $1.0 million with a corresponding credit to the reserve. The interest rate on the extended Richter Note is 6.75%. The Company will waive interest provided that Mr. Richter guarantees debt of the Company to any person in an amount equal to at least $1.8 million. Beginning December 15, 2005, the Company reduced the amount of guaranteed debt below $1.8 million. Accordingly, the Company began accruing interest and reserving the interest on the Richter Note. On October 13, 2006, the Company and Mr. Richter amended the security and pledge agreement whereby Mr. Richter substituted as collateral for the Richter Note 1.0 million additional shares of common stock of Penn Octane for 125,000 common units of Rio Vista owned by him which were also collateral for the Richter Note.
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note D to the consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of March 31, 2007) plus 2% annually and interest is payable monthly.
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

Common Unit Warrants. On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.
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
Recently Issued Financial Accounting Standards
In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115”, (SFAS 159) was issued which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for us on January 1, 2008. The Company has not assessed the impact of SFAS 159 on its consolidated results of operations, cash flows or financial position.
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
Item 4T. Controls and Procedures.
The Company’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of March 31, 2007. Based on their evaluation, the Company’s principal executive officer/principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the first quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See note J to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Business Factors. Beginning with the Restated LPG Asset Sale, the Company is dependent on the Fuel Sales Business, the LPG Transportation Business and income on invested cash assets, if any, to provide revenues. The Fuel Sales Business is a volatile relatively new business and, as a result, the Company does not believe it can rely on that portion of its business to provide sufficient revenue. The Company’s ability to grow the Fuel Sales Business is largely dependent on available financing which may be limited. The Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. TransMontaigne may not transport LPG volumes utilizing the Retained Assets in volumes that are profitable and/or sufficient for Rio Vista to make future distributions to its unitholders. The Company may be unable to successfully develop additional sources of revenue in order to reduce its dependence on TransMontaigne. All of the Company’s assets are pledged as collateral for existing debt and the Company therefore may be unable to obtain additional financing collateralized by such assets. If the Company cannot develop sufficient capital resources for acquisitions or opportunities for expansion, the Company’s growth will be limited. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
Acquisition Factors. The advancement, cost and results of particular projects sought by the Company, including projects and/or acquisitions which do not specifically fall within the areas of the Company’s current lines of business will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen operational difficulties.
Market Listing. On July 19, 2006 pursuant to a written determination received from The NASDAQ Stock Market’s Listing Qualification Department, Penn Octane’s common stock was delisted from the NASDAQ Capital Market. As a result of the delisting, Penn Octane’s common stock began trading on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. On March 22, 2007 the Company received clearance for entry of quotations on the OTC Bulletin Board for Penn Octane’s common stock and began trading on or about March 26, 2007 on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. There is no assurance that Penn Octane will remain quoted on the OTC Bulletin Board. Penn Octane will continue to file all required reports with the Securities and Exchange Commission. The delisting by NASDAQ could result in decreased market interest in Penn Octane common stock, investors and stockholders may experience more difficulty in buying and selling Penn Octane common stock and Penn Octane’s common stock price may decline. In addition, Penn Octane may experience greater difficulty in obtaining necessary debt and equity capital for potential acquisitions or the operation of its business.
Competitive Factors. The energy industry is highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industrial and individual consumers. The Company competes with other companies in the sale or purchase of Fuel Products as well as the transportation of these products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company’s competitive position, particularly given the commodity nature of its products and services, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.

International Factors. Mexican economic, political and social conditions may change and adversely affect the Company’s operations. The Company may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring the Company to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation the Company will still be dependent on TransMontaigne because the Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. The Company cannot predict the effect of deregulation on the Company. The Company’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See notes H and I to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
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

10.3
Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.4
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

10.11
Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.12
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

10.15
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

10.25	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2006, SEC File No. 000-24394).

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

10.35
Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.36
Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC, and Shore Trading LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.37
Consulting Agreement entered into March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation, and Rio Vista Energy Partners L.P., and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.38
Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.39
Amended Form of Common Stock Purchase Warrant under the Penn Octane Corporation 2001 Warrant Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.40
Form of Penn Octane Corporation Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.41
Form of Penn Octane Corporation Director and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.42
Form of Penn Octane Corporation Director Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.43
Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.44
Form of Rio Vista GP LLC Manager Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.45
Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.46
Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.47
Amended and Restated Line Letter dated December 7, 2006 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

14.1
Penn Octane Corporation Code of Business Conduct (2007) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:
15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.
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

PENN OCTANE CORPORATION

May 21, 2007	By:	/s/Ian T. Bothwell

Ian T. Bothwell
Acting Chief Executive Officer, Acting
President, Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Executive, Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.