Form 10-K/A
period 2006-12-31
PENN OCTANE CORP
filed 2007-08-03
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
AMENDMENT NO. 1
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
The components comprising net current assets and liabilities from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Net Current Assets:
Property, plant and equipment
Midline pump station (b)	$2,326,985	$—
Brownsville Terminal Facility: (a)
Building	173,500	—
Terminal facilities	3,631,207	—
Tank Farm	373,945	—
Leasehold improvements	318,807	—
Equipment	226,285	—
Truck	25,968	—
Static Inventory	167,379	—

	7,244,076	—
Less: Accumulated depreciation (c)	(3,738,008)	—

	3,506,068	—

Inventories (a)(b)	1,678,486	—
Lease rights, net (b)(c)	335,832	—

	$5,520,386	$—

Net Current Liabilities:
Note payable (b)	$(15,581)	—
Accounts payable – Exxon (b)	(583,000)	—
Deferred Seadrift rent (b)	(200,016)	—

	$(798,597)	$—

(a)	Rio Vista.

(b)	Penn Octane and subsidiaries other than Rio Vista.

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
Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and for each of the two years in the period ended December 31, 2006 were $172.6 million, $74.8 million, $136.9 million and $89.1 million, respectively.

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
2. BROWNSVILLE TERMINAL LAND LEASE – The operating lease for the land on which the Brownsville Terminal Facility is located expired on November 30, 2006. The Company had an option to renew for five additional five year terms. The annual rental amount was approximately $75,000.
3. BROWNSVILLE TANK FARM LAND LEASE – The Company leased the land on which Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expired on November 30, 2006. The Company had an option to renew for five additional five year terms.
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
The Company’s Mexican subsidiaries, PennMex, Termatsal, S. de R.L. de C.V., formerly Termatsal, S.A. de C.V. (Termatsal) and the Company’s consolidated affiliate Tergas S. de R.L. de C.V., formerly Tergas, S.A. de C.V. (Tergas), own all of the assets related to the Mexican portion of the US – Mexico Pipelines and Matamoros Terminal Facility. Tergas has been granted the permit to operate the Matamoros Terminal Facility (see Mexican Operations).

US – Mexico Pipelines. The Company’s US-Mexico Pipelines consist of two parallel pipelines, one of approximately six inch diameter and the other of approximately eight inch diameter, running approximately 23 miles and connecting the Brownsville Terminal Facility to the Matamoros Terminal Facility. The capacity of the six inch pipeline and eight inch pipeline is approximately 840,000 gallons per day and 1.7 million gallons per day, respectively. Each of the pipelines can accommodate LPG or Refined Products.
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

Equity Compensation Plans
The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2006.

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights(3)	plans (excluding securities
Plan category	warrants and rights	(per share)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,095,000	$1.46	495,000 (1)

Equity compensation plans not approved by security holders (2)	243,750	$0.92	—

Total	1,338,750	$1.36	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.

(2)	Penn Octane was not required to obtain stockholder approval for these securities.

(3)	Where applicable, exercise prices adjusted for the Spin-Off.

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
Comparison of Five Year Cumulative Total Return
Year Ended December 31

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
For the year ended July 31, 2004

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total

Revenues	$—	(a)	$5,105	$5,105

Cost Of Sales	1,504	(b)	5,138	6,642

Gross Profit (Loss)	$(1,504)		$(33)	$(1,537)

For the transition period August 1, 2004 to December 31, 2004

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total

Revenues	$—	(a)	$33,475		$33,475

Cost Of Sales	668	(b)	33,475		34,143

Gross Profit (Loss)	$(668)		$—	$	(668)

For the year ended December 31, 2005

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total

Revenues	$—	(a)	$123,419	$123,419

Cost Of Sales	2,109	(b)	120,211	122,320

Gross Profit (Loss)	$(2,109)		$3,208	$1,099

For the year ended December 31, 2006

	Continuing Operations
	LPG		Fuel
	Transportation		Sales	Total

Revenues	$908	a)	$143,429	$144,337

Cost Of Sales	1,814	(b)	142,883	144,697

Gross Profit (Loss)	$(906)		$546	$(360)

(a)	LPG Transportation revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.
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
Other income (expense). Other income was $5.0 million for the year ended December 31, 2005 compared with other (expense) of $(.4) million for the year ended July 31, 2004, an increase of $5.4 million. The increase in other income was due primarily to the increase in the minority interest in the losses of Rio Vista of $6.4 million during the year ended December 31, 2005 (The Spin-Off occurred on September 30, 2004 and accordingly, there was no minority interest included in the consolidated financial statements during the year ended July 31, 2004), partially offset by increased interest expenses of $.8 million and reduced income of $.2 million resulting from the cancellation of a contract during the year ended December 31, 2005.

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

		Transition Period
	Year ended	August 1, 2004 to	Year ended	Year ended
	July 31, 2004	December 31, 2004	December 31, 2005	December 31, 2006
Volume Sold

LPG (millions of gallons) – PMI	197.9	61.5	119.3	66.2
LPG (millions of gallons) – Other	49.6	21.2	19.9	16.2

	247.5	82.7	139.2	82.4

Average sales price

LPG (per gallon) – PMI	$0.72	$0.93	$1.01	$1.08
LPG (per gallon) – Other	0.62	0.82	0.81	1.07

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

	The Company’s Consolidated Pro Forma				Rio Vista Energy Partners L.P.
	Working Capital				Consolidated Pro Forma Working Capital
	December 31, 2006				December 31, 2006
	As Reported			Adjusted	As Reported				Adjusted
	12/31/2006	Pro Forma		12/31/2006	12/31/2006	Pro Forma			12/31/2006
Current Assets
Cash	$8,765,747	$(487,412	)(a)	$8,178,335	$3,896,267		$(487,412	)(a)	$5,160,002
		(100,000	)(c)				1,751,147	(b)
Restricted Cash	1,862,199			1,862,199	25,296				25,296
Trade Accounts Receivable	3,504,866			3,504,866	521,948				521,948
Inventories	1,603,355			1,603,355	—				—
Due From Affiliates	—			—	1,751,147		(1,751,147	)(b)	—
Deferred Tax Asset	647,000			647,000	—				—
Prepaid Expenses	310,577			310,577	246,482				246,482

Total Current Assets	16,693,744	(587,412)		16,106,332	6,441,140		(487,412)		5,953,728

Current Liabilities
Current Maturities Of Long-Term Debt	$1,137,500			$1,137,500	$1,000,000				$1,000,000
Revolving Line Of Credit	804,300			804,300	—				—
Fuel Products Payables	3,102,029			3,102,029	—				—
US and Foreign Taxes Payable	119,086			119,086	17,487				17,487
Accounts Payables	792,311			792,311	396,989				396,989
Accrued Liabilities	1,339,982			1,339,982	701,676				701,676

Total Current Liabilities	7,295,208	—		7,295,208	2,116,152		—		2,116,152

Working Capital	$9,398,536	$(587,412)		$8,811,124	$4,324,988	$	(487,412)		$3,837,576

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
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return.
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
Revenue recognition – the Company expects in the future to enter into agreements to transport LPG and sell Fuel Products for future delivery. The Company will not record sales until the LPG and Fuel Products are delivered to the customer.
Impairment of long-lived assets – The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to assets in future periods. If impairment has occurred, the amount of the impairment loss recognized will be determined by estimating the fair value of the assets and recording a loss if the fair value is less than the carrying value. Assessments of impairment are subject to management’s judgments and based on estimates that management is required to make. Because estimates of future cash flows is difficult considering the uncertainty associated with the volumes of LPG that Rio Vista will transport for TransMontaigne (see note D to the consolidated financial statements), in addition to estimating undiscounted future cash flows, management also periodically estimates the fair value of Rio Vista’s long-lived assets as a group should it become necessary to sell those assets to recover recorded costs. Based on estimates obtained from third party appraisers, management has determined that the estimated fair value of the Retained Assets exceeds the carrying value of those assets at December 31, 2006.
Depreciation and amortization expenses – Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization rates are based on management’s estimate of the future utilization and useful lives of the assets. Should the nature of Rio Vista’s business change (see note D to the consolidated financial statements) future utilization and useful lives of depreciable and amortizable assets may also change. This could result in increases or decreases in depreciation and amortization expense compared with historical amounts.
Share-based payment – The Company utilizes stock-based awards as a form of compensation for employees, officers and directors and to non-employees for goods and services and to acquire or extend debt. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
Allowance for doubtful accounts – The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of customers and payment history.

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

/s/ BURTON McCUMBER & CORTEZ, L.L.P.

Brownsville, Texas
February 15, 2007

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2005	2006
Current Assets

Cash	$299,597	$8,765,747

Restricted cash	5,657,623	1,862,199

Trade accounts receivable (less allowance for doubtful accounts of $0 and $254,729 at December 31, 2005 and December 31, 2006, respectively)	12,470,891	3,504,866

Inventories	1,199,782	1,603,355

Deferred tax asset	—	647,000

Prepaid expenses and other current assets	319,271	310,577

Net current assets from discontinued operations	5,520,386	—

Total current assets	25,467,550	16,693,744

Property, plant and equipment – net	11,477,180	10,910,572

Other non-current assets	31,089	16,183

Total assets	$36,975,819	$27,620,499

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS – CONTINUED
December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2006
Current Liabilities

Current maturities of long-term debt	$3,009,861	$1,137,500

Revolving line of credit	560,283	804,300

Fuel Products trade accounts payable	16,305,320	3,102,029

Other accounts payable	1,570,640	792,311

U.S. and foreign taxes payable	21,045	119,086

Accrued liabilities	2,403,167	1,339,982

Net current liabilities from discontinued operations	798,597	—

Total current liabilities	24,668,913	7,295,208

Minority interest in Rio Vista Energy Partners L.P.	11,955,005	14,946,071

Commitments and contingencies	—	—

Stockholders’ Equity

Series A – Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2005 and December 31, 2006	—	—

Series B – Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2005 and December 31, 2006	—	—

Common stock — $.01 par value, 25,000,000 shares authorized; 15,522,745 and 15,386,187 shares issued and outstanding at December 31, 2005 and December 31, 2006	155,227	153,862

Additional paid-in capital	28,741,122	29,105,611

Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $1,500,000 at December 31, 2005 and December 31, 2006	(1,696,693)	(1,687,693)

Accumulated deficit	(26,847,755)	(22,192,560)

Total stockholders’ equity	351,901	5,379,220

Total liabilities and stockholders’ equity	$36,975,819	$27,620,499

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

		Transition Period		Year Ended
	Year Ended	August 1, 2004 –	Year Ended	December 31,
	July 31, 2004	December 31, 2004	December 31, 2005	2006
Revenues	$5,105,343	$33,475,056	$123,419,036	$144,337,054

Cost of goods sold	6,641,999	34,142,784	122,320,169	144,697,303

Gross profit (loss)	(1,536,656)	(667,728)	1,098,867	(360,249)

Selling, general and administrative expenses

Legal and professional fees	1,917,562	642,863	2,186,814	1,289,109

Salaries and payroll related expenses	2,439,333	1,382,006	3,314,541	1,903,535

Other	1,460,804	1,115,200	2,052,470	2,322,756

	5,817,699	3,140,069	7,553,825	5,515,400

Loss on sale of assets	(500,000)	—	—	—

Asset impairment charge	(324,041)	—	—	—

Operating income (loss) from continuing operations	(8,178,396)	(3,807,797)	(6,454,958)	(5,875,649)

Other income (expense)

Interest and Fuel Products financing expense	(628,370)	(353,058)	(1,430,391)	(782,526)

Interest income	63,449	12,317	28,847	65,029

Minority interest in loss of Rio Vista Energy Partners L.P.	—	1,710,419	6,388,400	3,849,363

Other	210,000	—	—	—

Income (loss) from continuing operations before taxes	(8,533,317)	(2,438,119)	(1,468,102)	(2,743,783)

Provision (benefit) for income taxes	(8,186)	202,602	21,094	—

Net income (loss) from continuing operations	(8,525,131)	(2,640,721)	(1,489,196)	(2,743,783)

Discontinued operations:

Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $0, $1,648,699, $4,270,783 and $1,963,980	10,323,457	1,400,329	(543,606)	319,740
Net gain on sale of the LPG Assets, net of minority interest of $5,161,717 and income tax expense of $338,588 for the year ended December 31, 2006	—	—	—	7,079,238

Net income from discontinued operations	10,323,457	1,400,329	(543,606)	7,398,978

Net income (loss)	$1,798,326	$(1,240,392)	$(2,032,802)	$4,655,195

Basic and Diluted EPS:

Net loss from continuing operations per common share	$(0.55)	$(0.17)	$(0.10)	$(0.18)

Net income (loss) from discontinued operations per common share	0.67	0.09	(0.03)	0.48

Net income (loss) per common share	$0.12	$(0.08)	$(0.13)	$0.30

Weighted average common shares outstanding	15,305,500	15,287,083	15,497,933	15,453,905

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Transition Period
	Year ended		August 1, 2004 -		Year ended		Year ended
	July 31, 2004		December 31, 2004		December 31, 2005		December 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning balance	—	$—	—	$—	—	$—	—	$—

Ending balance	—	$—	—	$—	—	$—	—	$—

Senior Preferred Stock
Beginning balance	—	$—	—	$—	—	$—	—	$—

Ending balance	—	$—	—	$—	—	$—	—	$—

Common Stock
Beginning balance	15,274,749	$152,747	15,285,245	$152,852	15,316,495	$153,165	15,522,745	$155,227
Issuance of common stock as part of severance package – August 2003	21,818	218	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants – September 2003	6,250	63	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants – October 2003	26,000	260	—	—	—	—	—	—
Issuance of common stock upon exercise of cashless warrants – October 2003	17,568	176	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants – November 2003	16,625	166	—	—	—	—	—	—
Receipt of stock in payment of note receivable – January 2004	(77,765)	(778)	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants – December 2004	—	—	25,000	250	—	—	—	—
Issuance of common stock upon exercise of warrants – December 2004	—	—	6,250	63	—	—	—	—
Issuance of common stock in exchange for debt obligations – February 2005	—	—	—	—	100,000	1,000	—	—
Issuance of common stock upon exercise of warrants – March 2005	—	—	—	—	106,250	1,062	—	—
Receipt of stock in exercise of GP option – July 2006	—	—	—	—	—	—	(136,558)	(1,365)

Ending balance	15,285,245	$152,852	15,316,495	$153,165	15,522,745	$155,227	15,386,187	$153,862

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
Cash flows from operating activities:
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
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
NOTE C – INCOME (LOSS) PER COMMON SHARE
The following tables present reconciliations from net income (loss) from continuing operations per common share to income (loss) from continuing operations per common share assuming dilution (see note M for the warrants):

	For the year ended July 31, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(8,525,131)

Basic EPS
Net income (loss) available to common stockholders	(8,525,131)	15,305,500	$(0.55)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the transition period August 1, 2004
	Through December 31, 2004
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(2,640,721)

Basic EPS
Net income (loss) available to common stockholders	(2,640,721)	15,287,083	$(0.17)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C – INCOME (LOSS) PER COMMON SHARE — Continued

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
The components comprising net current assets and liabilities from discontinued operations at December 31, 2005 and December 31, 2006 were as follows:

	December 31,	December 31,
	2005	2006
Net Current Assets:
Property, plant and equipment
Midline pump station (b)	$2,326,985	$—
Brownsville Terminal Facility: (a)
Building	173,500	—
Terminal facilities	3,631,207	—
Tank Farm	373,945	—
Leasehold improvements	318,807	—
Equipment	226,285	—
Truck	25,968	—
Static Inventory	167,379	—

	7,244,076	—
Less: Accumulated depreciation (c)	(3,738,008)	—

	3,506,068	—

Inventories (a)(b)	1,678,486	—
Lease rights, net (b)(c)	335,832	—

	$5,520,386	$—

Net Current Liabilities:
Note payable(b)	$(15,581)	—
Accounts payable – Exxon (b)	(583,000)	—
Deferred Seadrift rent (b)	(200,016)	—

	$(798,597)	$—

(a)	Rio Vista.

(b)	Penn Octane and subsidiaries other than Rio Vista.

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
Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the year ended July 31, 2004, the transition period August 1, 2004 to December 31, 2004 and for each of the two years in the period ended December 31, 2006 were $172,558,181, $74,777,748, $136,894,489 and $89,063,646, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
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
2. BROWNSVILLE TERMINAL LAND LEASE – The operating lease for the land on which the Brownsville Terminal Facility is located expired on November 30, 2006. The Company had an option to renew for five additional five year terms. The annual rental amount was approximately $75,000.
3. BROWNSVILLE TANK FARM LAND LEASE – The Company leased the land on which Tank Farm is located. The lease amount is approximately $27,000 annually. The lease expired on November 30, 2006. The Company had an option to renew for five additional five year terms.
Rent expense included in discontinued operations was as follows:

		Transition period		For the period
	Year Ended	August 1, 2004 -	Year Ended	January 1, 2006 to
	July 31, 2004	December 31, 2004	December 31, 2005	August 21, 2006
Brownsville Lease and other	$124,161	$51,055	$112,567	$83,340

Leased Pipeline:

Minimum	1,150,004	356,252	975,004	657,664

Variable	1,077,540	231,911	441,966	190,916

Total	$2,351,705	$639,218	$1,529,537	$931,920

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
NOTE E – NOTES FROM RELATED PARTIES
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
NOTE G – INVENTORIES

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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — INCOME TAXES — Continued
A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

		Transition Period	Year ended	Year ended
	Year ended	August 1, 2004 –	December 31,	December 31,
	July 31, 2004	December 31, 2004	2005	2006
Income (loss) from continuing operations before taxes	$(8,533,317)	$(2,438,119)	$(1,468,102)	$(2,743,783)

Income tax expense (benefit) at statutory rate (34%)	(2,901,328)	(828,960)	(499,155)	(932,886)

Tax effect of timing differences:
Allowance for doubtful accounts	(1,966)	—	—	64,862
Stock warrants – compensation expense	(14,023)	19,351	(6,443)	137,043
Deferred compensation	—	—	350,644	—
Reserves for interest	(20,975)	—	1,904	46,910
Reserves for state income taxes	42,500	32,930	(75,430)	—
Utilization of loss from continuing operations against income and gain from discontinued operations	2,895,792	776,679	228,480	684,071
Provision (benefit) for alternative minimum tax, foreign income taxes and state income taxes	(8,186)	202,602	21,094	—

Provision for income taxes	$(8,186)	$202,602	$21,094	$—

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
NOTE I – DEBT OBLIGATIONS
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
NOTE I – DEBT OBLIGATIONS — Continued
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
NOTE I – DEBT OBLIGATIONS — Continued
Other
In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.
NOTE J – STOCKHOLDERS’ EQUITY
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
NOTE J – STOCKHOLDERS’ EQUITY — Continued
General Partner Options
The 136,558 shares of common stock received from Mr. Richter upon the exercise of his General Partner Option (see note L) were cancelled and returned to unissued shares.
NOTE K – STOCK WARRANTS
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
NOTE K – STOCK WARRANTS — Continued
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
NOTE L – OPTIONS AND WARRANTS OF RIO VISTA
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
NOTE L – OPTIONS AND WARRANTS OF RIO VISTA — Continued
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
NOTE M – STOCK WARRANTS SUMMARY INFORMATION
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
NOTE M – STOCK WARRANTS SUMMARY INFORMATION — Continued
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
NOTE M – STOCK WARRANTS SUMMARY INFORMATION — Continued
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
Rent expense included in continuing operations under the above leases was as follows:

		Transition period
		August 1, 2004 –
	Year Ended	December 31,	Year Ended	Year Ended
	July 31, 2004	2004	December 31, 2005	December 31, 2006

Other	$95,496	$40,265	$95,064	$105,667

Total	$95,496	$40,265	$95,064	$105,667

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
NOTE O – MEXICAN OPERATIONS
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
NOTE P – SELECTED QUARTERLY DATA — (UNAUDITED)
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
NOTE Q – OTHER INCOME
In connection with a contract to upgrade its computer and information systems, the Company entered into an agreement with a vendor during the year ended July 31, 2003. On October 1, 2003, the vendor agreed to pay the Company $210,000 for cancellation of the contract. This amount was included in earnings during the year ended July 31, 2004.
NOTE R – INTERCOMPANY AGREEMENT AND GUARANTEES
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
NOTE R – INTERCOMPANY AGREEMENTS — Continued
Omnibus Agreement – Continued
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
NOTE T – SUBSEQUENT EVENT (UNAUDITED)
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

Schedule II
Penn Octane Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions (a)	of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$—	$254,729	$—	$—	$254,729

Year ended December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Transition Period August 1, 2004 through December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Year ended July 31, 2004
Allowance for doubtful accounts	$5,783	$—	$—	$(5,783)	$—

(a)	Trade accounts receivable written off against allowance.

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

									Changes in
									Pension Value and
									Nonqualified
								Non-Equity	Deferred
Name and Principal					Stock	Option		Incentive Plan	Compensation	All Other		Total
Position	Year		Salary ($)	Bonus ($)	Awards ($)	Awards ($)		Compensation	Earnings ($)	Compensation ($)		($)
Ian T. Bothwell	2006	(1)	180,000	70,000	—	—		—	—	—		250,000
Acting Chief Executive	2005	(2)	179,769	12,000	—	140,625	(7)	—	—	159,428	(8)	491,822
Officer, Acting	2004	(3)	76,154	—	—	—		—	—	—		76,154
President, Chief	2004	(4)	180,000	—	—	—		—	—	—		180,000
Financial Officer, Vice President, Treasurer And Assistant Secretary(5)

Charles C. Handly,	2006	(1)	180,115	50,000	—	—		—	—	—		230,115
Chief Executive Officer	2005	(2)	193,692	13,500	—	140,625	(7)	—	—	159,428	(8)	507,245
And President (6)	2004	(3)	76,154	—	—	—		—	—	—		76,154
	2004	(4)	180,000	—	—	—		—	—	—		180,000

Jerry L. Lockett,	2006	(1)	144,231	15,000	—	—		—	—	—		159,231
Vice President and	2005	(2)	141,685	10,000	—	140,625	(7)	—	—	159,428	(8)	451,738
Secretary(9)	2004	(3)	55,846	—	—	—		—	—	—		55,846
	2004	(4)	132,000	—	—	—		—	—	—		132,000

(1)	Amounts relate to the year ended December 31, 2006.

(2)	Amounts relate to the year ended December 31, 2005.

(3)	Amounts relate to the period August 1, 2004 through December 31, 2004.

(4)	Amounts relate to the year ended July 31, 2004.

(5)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(6)	Mr. Handly was appointed as President and Chief Executive Officer of Penn Octane and the General Partner in June 2005 and retired as such in October 2006.

(7)	Represents warrants to purchase 125,000 of common stock of Penn Octane valued using the Black-Scholes option pricing model.

(8)	Represents warrants to purchase 15,625 common units of Rio Vista valued using the Black-Scholes option pricing model.

(9)	Mr. Lockett retired on November 30, 2006.

OPTION GRANTS AND RELATED INFORMATION
There were no grants of warrants to purchase Penn Octane common stock during fiscal year 2006 to the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
OPTION AWARDS

Equity Incentive
	Number of		Number of	Plan Awards:
	Securities		Securities	Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying
	Options		Options	Unexercised	Option	Option
	Exercisable		Unexercisable	Unearned Options	Exercise	Expiration
Name	(#)		(#)	(#)	Price ($)	Date

Ian T. Bothwell	75,502		49,498	—	1.50	3/8/2010
Charles C. Handly	125,000	(a)	—	—	1.50	3/8/2010
Jerry L. Lockett	125,000	(a)	—	—	1.50	3/8/2010

(a)	Mr. Handly and Mr. Lockett retired during 2006. In connection with their retirement, the board of directors approved full vesting for all unvested warrants as of their retirement date.
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

		Amount and
		Nature of
Title		Beneficial
of Class	Name and Address of Beneficial Owner	Ownership(1)	Percent of Class

Common Stock	Jerome B. Richter (2) 335 Tomahawk Drive, Palm Desert, CA 92211	3,993,092	25.54

Common Stock	Strategic Turnaround Equity Partners, LP (Cayman), Bruce Galloway and Gary Herman(3) 720 Fifth Avenue, New York, New York 10019	1,467,053	9.53

Common Stock	The Apogee Fund, Paradigm Capital Corporation, and Emmett M. Murphy (4) 201 Main Street, Suite 1555, Fort Worth, TX 76102	1,297,200	8.37

Common Stock	Swank Group, LLC, Swank Energy Income Advisors, L.P. and Jerry V. Swank(5) 3300 Oak Lawn Ave., Suite 650, Dallas, TX 75219	1,237,261	8.04

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

(2)	Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(3)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(4)	Includes 125,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(5)	Includes 93,250 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(6)	Includes 37,500 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(7)	Includes 30,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

(8)	Includes 440,750 shares of Common Stock issuable upon exercise of Common Stock purchase warrants.

Equity Compensation Plans
The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2006.

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights(3)	plans (excluding securities
Plan category	warrants and rights	(per share)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,095,000	$1.46	495,000 (1)

Equity compensation plans not approved by security holders (2)	243,750	$0.92	—

Total	1,338,750	$1.36	495,000

(1)	Pursuant to Penn Octane’s 2001 Warrant Plan, Penn Octane may issue additional warrants to purchase up to 495,000 shares of common stock of Penn Octane.

(2)	Penn Octane was not required to obtain stockholder approval for these securities.

(3)	Where applicable, exercise prices adjusted for the Spin-Off.

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

Item 14. Principal Accountant Fees and Services.
The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended:

	December 31, 2005		December 31, 2006

Audit Fees	$575,495		$606,790

Audit – Related Fees	$63,225	(3)	$14,700	(3)

Tax Fees (1)	$121,220		$46,580

All Other Fees	$9,530	(2)	$4,455	(2)

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees related to the Restated LPG Asset Sale.
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

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
b.	Exhibits.

The following Exhibits are incorporated by reference to previously filed reports, as noted:

Exhibit No.

2.1	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

Exhibit No.

3.2	Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

3.3	Certificate of the Designation, Powers, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, filed with the State of Delaware. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 10, 1999, SEC File No. 000-24394).

10.1	General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.2	Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.3*	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.4*	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation form Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.5	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.6	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.7	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.8	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.9	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.

10.10	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.11*	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.12*	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Jerome B. Richter. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.13	First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.14	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.15*	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.16	First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.17	Amended and Restated Line Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.18	Replacement Promissory Note dated September 15, 2004 by Penn Octane Corporation to RZB Finance LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.19	Consent Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.20	Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.21	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.

10.22	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.23	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.24	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.25*	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2006, SEC File No. 000-24394).

10.26	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.27	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.28	Amended and Restated Consulting Agreement dated November 15, 2005 between Penn Octane Corporation, Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.29	Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.30	Agreement dated as of November 15, 2005 by and between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.31	Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

10.32	Matamoros LPG Mix Purchase and Sales Agreement made and entered into as of April 28, 2006, by and between Rio Vista Operating Partnership L.P. and P.M.I. Trading Limited. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

Exhibit No.

10.33	Amendment to Pledge and Security Agreement between the Penn Octane Corporation and Jerome B. Richter dated October 13, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).

10.34	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).

10.35*	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.36	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC, and Shore Trading LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.37	Consulting Agreement entered into March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation, and Rio Vista Energy Partners L.P., and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.38	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.39*	Amended Form of Common Stock Purchase Warrant under the Penn Octane Corporation 2001 Warrant Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.40*	Form of Penn Octane Corporation Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.41*	Form of Penn Octane Corporation Director and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.42*	Form of Penn Octane Corporation Director Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.43*	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.44*	Form of Rio Vista GP LLC Manager Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

Exhibit No.

10.45	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.46*	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.47	Amended and Restated Line Letter dated December 7, 2006 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

14.1	Penn Octane Corporation Code of Business Conduct (2007) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

21	Subsidiaries of the Registrant (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
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

August 3, 2007

EXHIBIT INDEX

Exhibit No.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002