Form 10-Q
period 2007-06-30
PENN OCTANE CORP
filed 2007-08-20
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares of Common Stock, par value $.01 per share, outstanding on August 10, 2007 was 15,396,187.

PENN OCTANE CORPORATION

		PAGE NO.
PART I	FINANCIAL INFORMATION

ITEM

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 (unaudited)	4-5

	Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2007	6

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2007	7

	Notes to Consolidated Financial Statements (Unaudited)	8-32

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-52

3.	Quantitative and Qualitative Disclosures About Market Risk	52

4T.	Controls and Procedures	52

PART II	OTHER INFORMATION

1.	Legal Proceedings	53

1A.	Risk Factors	53 - 54

2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

3.	Defaults Upon Senior Securities	55

4.	Submission of Matters to a Vote of Security Holders	55

5.	Other Information	55

6.	Exhibits	56-62

Signatures		63
Exhibit 2.3
Exhibit 2.4
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 10.49
Exhibit 10.50
Exhibit 10.51
Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Part I – FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of June 30, 2007, the consolidated statements of operations for the three months and six months ended June 30, 2006 and 2007, and the consolidated statement of cash flows for six months ended June 30, 2006 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
August 13, 2007

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	June 30,
	2006	2007
		(unaudited)
Current Assets

Cash	$8,765,747	$5,788,598

Restricted cash	1,862,199	1,152,149

Trade accounts receivable (less allowance for doubtful accounts of $254,729 at December 31, 2006 and June 30, 2007)	3,504,866	3,513,504
Inventories	1,603,355	2,679,213
Deferred tax asset	647,000	1,063,548
Prepaid expenses and other current assets	310,577	946,107

Total current assets	16,693,744	15,143,119

Property, plant and equipment – net	10,910,572	10,790,336

Other non-current assets	16,183	121,028

Total assets	$27,620,499	$26,054,483

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2006	2007
		(unaudited)
Current Liabilities

Current maturities of long-term debt	$1,137,500	$1,137,500

Revolving line of credit	804,300	1,135,093

Fuel Products trade accounts payable	3,102,029	1,957,353

Other accounts payable	792,311	1,425,328

U.S. and foreign taxes payable	119,086	72,417

Accrued liabilities	1,339,982	1,863,858

Total current liabilities	7,295,208	7,591,549

Minority interest in Rio Vista Energy Partners L.P.	14,946,071	12,911,621

Commitments and contingencies	—	—

Stockholders’ Equity

Series A – Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—

Series B – Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—

Common stock — $.01 par value, 25,000,000 shares authorized; 15,386,187 shares issued and outstanding at December 31, 2006 and June 30, 2007	153,862	153,862

Additional paid-in capital	29,105,611	29,190,732

Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $1,500,000 and $0 at December 31, 2006 and June 30, 2007	(1,687,693)	(1,200,000)

Accumulated deficit	(22,192,560)	(22,593,281)

Total stockholders’ equity	5,379,220	5,551,313

Total liabilities and stockholders’ equity	$27,620,499	$26,054,483

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Revenues	$35,368,778	$32,980,623	$65,459,940	$72,362,619

Cost of goods sold	35,496,185	32,479,986	65,601,385	70,918,044

Gross profit	(127,407)	500,637	(141,445)	1,444,575

Selling, general and administrative expenses
Legal and professional fees	465,941	482,953	774,374	959,143
Salaries and payroll related expenses	363,048	738,035	917,254	1,144,692
Other	500,476	487,002	998,499	1,008,619

	1,329,465	1,707,990	2,690,127	3,112,454

Operating (loss) from continuing Operations	(1,456,872)	(1,207,353)	(2,831,572)	(1,667,879)

Other income (expense)

Interest and Fuel Products financing expense	(219,530)	(146,970)	(395,725)	(298,800)

Interest income	13,524	5,639	22,985	18,352

Minority interest in loss of Rio Vista Energy Partners L.P.	1,108,913	685,681	2,420,831	1,146,058

(Loss) from continuing operations before taxes	(553,965)	(663,003)	(783,481)	(802,269)

Provision (benefit) for income taxes	14,663	(374,110)	28,588	(401,548)

Net (loss) from continuing operations	(568,628)	(288,893)	(812,069)	(400,721)

Discontinued operations:

Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $683,495 and $1,749,085 for three months and six months ended June 30, 2006	214,811	—	175,174	—

Net (loss)	$(353,817)	$(288,893)	$(636,895)	$(400,721)

Basic and Diluted EPS:

Net loss from continuing operations per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Net income (loss) from discontinued operations per common share	0.02	0.00	0.01	0.00

Net (loss) per common share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average common shares outstanding	15,522,745	15,386,187	15,522,745	15,386,187

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,	June 30,
	2006	2007
Cash flows from operating activities:
Net (loss)	$(636,895)	$(400,721)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	500,955	290,455
Amortization of lease rights	22,898	—
Amortization of loan discount related to detachable warrants	22,104	—
Discount on Richter Note	—	377,693
Provision for doubtful accounts	63,958	—
Share-based payment expense	214,192	160,186
Minority interest in Rio Vista Energy Partners L.P.	(671,746)	(1,144,440)
(Gain) loss on sale of assets	74,520	—
Changes in current assets and liabilities:
Trade accounts receivable	2,546,525	(8,638)
Inventories	(715,792)	(1,075,858)
Prepaid expenses and other current assets	116,027	(535,530)
Deferred tax asset	—	(416,548)
LPG and Fuel Products trade accounts payable	(6,841,551)	(1,144,676)
Other accounts payable and accrued liabilities	(88,343)	1,156,893
U.S. and Foreign taxes payable	14,340	(46,669)

Net cash used in operating activities	(5,378,808)	(2,787,853)
Cash flows from investing activities:
Capital expenditures	(55,715)	(170,219)
Proceeds from sale of assets	130,776	—
(Increase) decrease in other non-current assets	1,514	(104,845)

Net cash (used in) provided by investing activities	76,575	(275,064)
Cash flows from financing activities:
Decrease (increase) in restricted cash	1,564,110	710,050
Revolving credit facilities	4,187,804	330,793
Loan origination fees related to RZB Loan Agreement	—	(100,000)
Distributions paid to limited partners	—	(955,327)
Distributions paid to the minority owners of the General Partner	—	(9,748)
Stockholder’s note	—	110,000
Reduction in debt	(630,296)	—

Net cash provided by financing activities	5,121,618	85,768

Net (decrease) increase in cash	(180,615)	(2,977,149)
Cash at beginning of period	299,597	8,765,747

Cash at end of period	$118,982	$5,788,598

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$911,083	$297,887

Taxes	$—	$—

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$236,296	$160,186

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION
Penn Octane Corporation (Penn Octane), a Delaware corporation and its consolidated subsidiaries, including Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as the Company. As more fully described in note F, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Penn Octane continues to sell Fuel Products and Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007, Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc., a wholly owned subsidiary of Rio Vista (see below and note E).
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,000,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION — Continued
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007, Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note L) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interest of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista.
Prior to the Restated LPG Asset Sale, the Company’s primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sold the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributed the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Basis of Presentation
The accompanying consolidated financial statements include Penn Octane and its United States subsidiaries including PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, including Penn Octane International, L.L.C., Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and Penn Octane’s other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated. Regional will be included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
The unaudited consolidated balance sheet as of June 30, 2007, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2007, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of June 30, 2007, the unaudited consolidated results of operations for the three months and six months ended June 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2007.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – ORGANIZATION — Continued
Basis of Presentation — Continued
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note K for the warrants):

For the three months ended June 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$ (568,628)

Basic EPS
Net income (loss) available to common stockholders	(568,628)	15,522,745	$(0.04)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

For the three months ended June 30, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$ (288,893)

Basic EPS
Net income (loss) available to common stockholders	(288,893)	15,386,187	$(0.02)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B – INCOME (LOSS) PER COMMON SHARE — Continued

For the six months ended June 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$ (812,069)

Basic EPS
Net income (loss) available to common stockholders	(812,069)	15,522,745	$(0.05)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

For the six months ended June 30, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$ (400,721)

Basic EPS
Net income (loss) available to common stockholders	(400,721)	15,386,187	$(0.03)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

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
The Company utilizes share-based awards as a form of compensation for employees, officers, directors and consultants. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Penn Octane recorded share-based payment expense for employees and non-employees of $81,733 ($0.01 per common share) and $29,581 ($0.00 per common share) for the three months ended June 30, 2006 and 2007, respectively, $205,794 ($0.01 per common share) and $84,363 ($0.01 per common share) for the six months ended June 30, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R. Rio Vista recorded unit-based payment expense for employees and non-employees of $0 ($0.00 per common unit) and $35,890 ($0.02 per common unit) for the three months ended June 30, 2006 and 2007, respectively, and $8,394 ($0.00 per common unit) and $75,823 ($0.04 per common unit) for the six months ended June 30, 2006 and 2007, respectively under the fair-value provisions of SFAS 123R.
NOTE D – NOTE RECEIVABLE FROM A FORMER OFFICER OF THE COMPANY
On July 9, 2007, the board of directors of Penn Octane agreed to amend the note receivable from Mr. Jerome B. Richter, a former officer of the Company, (Richter Note) whereby the Richter Note was extended from July 29, 2007 until January 1, 2009, and agreed to reduce the balance of the Richter Note to an outstanding total amount of $1,500,000 as consideration for Mr. Richter’s services to Penn Octane and his agreement not to provide services for any competitors until January 1, 2009. Furthermore, on August 10, 2007, the board of directors of Penn Octane agreed to discount the amount of the Richter Note to $1,200,000 as inducement for Mr. Richter to prepay his loan by August 15, 2007. On July 25, 2007 and August 10, 2007, Mr. Richter paid the Company $600,000 and $600,000, respectively, as full satisfaction of all amounts owing under the Richter Note. As a result of the foregoing, the Company recorded a charge to compensation expense during the quarter ended June 30, 2007 in the amount of $377,693.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — ACQUISITION OF REGIONAL ENTERPRIZES INC.
On July 27, 2007, Rio Vista entered into the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000 (subject to adjustments) in excess of assumed liabilities. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Loan) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5,000,000, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $446,000 and $986,000 for the three months and six months ended June 30, 2006 have been included in cost of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2006 were $31,574,648 and $70,811,750, respectively.
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The leased pipeline, the Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontaigne in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $269,218 and $729,352 for the three months and six months ended June 30, 2006, respectively.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through July 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646
February 2006	11,940,257
March 2006	11,606,435
April 2006	6,035,733
May 2006	5,733,193
June 2006	7,130,666
July 2006	4,937,441
August 2006	5,408,563
September 2006	6,402,253
October 2006	8,908,931
November 2006	9,906,874
December 2006	10,448,614
January 2007	10,362,590
February 2007	8,590,460
March 2007	8,772,010
April 2007	6,492,361
May 2007	5,818,669
June 2007	5,480,023
July 2007	5,552,780
For the period January 1, 2006 through August 21, 2006, the Company sold LPG to PMI. Beginning on August 22, 2006, the Company transported LPG pursuant to the LPG Transportation Agreement. The volume transported by the Company for the period August 22, 2006 to August 31, 2006 totaled 1,384,581 gallons.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F – SALE OF LPG ASSETS/DISCONTINUED OPERATIONS – Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of:

	December 31,	June 30,
	2006	2007
LPG:
US — Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	$6,851,667	$6,851,667
Mexico Pipelines and Rights of Way	1,045,300	1,045,300
Matamoros Terminal Facility	5,564,330	5,564,330
Land	705,358	705,358

Total LPG	14,166,655	14,166,655

Other:
Office equipment (b)	117,802	130,392
Software (b)	198,841	356,469

	316,643	486,861

	14,483,298	14,653,516
Less: accumulated depreciation and amortization	(3,572,726)	(3,863,180)

	$10,910,572	$10,790,336

(a)	Rio Vista assets

(b)	Penn Octane and Subsidiaries other than Rio Vista

(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines
Depreciation and amortization expense of property, plant and equipment from continuing operations totaled $149,235 and $123,703, $301,326 and $290,455 for the three months and six months ended June 30, 2006 and 2007, respectively.
Property, plant and equipment, net of accumulated depreciation, includes $4,704,425 and $4,512,583 of costs, located in Mexico at December 31, 2006 and June 30, 2007, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H – INVENTORIES

	December 31, 2006		June 30, 2007
	Gallons	LCM	Gallons	LCM
Fuel Products	938,458	$1,603,355	1,193,750	$2,679,213

NOTE I – DEBT OBLIGATIONS
Debt obligations are as follows:

	December 31,	June 30,
	2006	2007
Noninterest-bearing debt obligation, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
TransMontaigne Note	1,000,000	1,000,000

Total debt	1,137,500	1,137,500
Less: Current maturities	1,137,500	1,137,500

Long-term debt	$—	$—

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note F), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2007) plus 2% annually and interest is payable monthly.
NOTE J – COMMON STOCK
During August 2007, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $11,438.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K – STOCK WARRANTS
2001 Warrant Plan
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $114,000.
On June 15, 2007, in connection with a consulting agreement (Board Consulting Agreement) with Richard R. Canney, the chairman of the board of directors of Penn Octane and chairman of the board of managers of the General Partner (Chairman) (see note M), Penn Octane granted the Chairman a warrant to purchase 270,224 shares of Penn Octane common stock. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 15, 2007. The warrant vests as to 25% of the shares on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Penn Octane terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to acceleration of vesting of the first 25% of his warrant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $138,000.
On June 29, 2007, the board of directors of Penn Octane approved the grant of a warrant to purchase 150,000 shares of its common stock under Penn Octane’s 2001 Warrant Plan to an executive officer of Penn Octane. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 29, 2007. The warrant vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $77,000.
NOTE L – COMMON UNITS AND OPTIONS OF RIO VISTA
Common Units
On June 29, 2007, the Board of Managers of the General Partner Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vests as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008, and becomes fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,250.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L – COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
General Partner Options
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, former President of the Company, and by Mr. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from the Company in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option was $1,300,000, for a total purchase price of $1,400,000. On July 19, 2007, Penn Octane exercised the Purchase Option. As a result of the exercise of the Purchase Option, beginning July 19, 2007, Penn Octane’s interest in the General Partner increased from 50% to 75%. All amounts paid in connection with the Purchase Option were determined pursuant to arm’s length negotiations between Penn Octane and Shore Trading in February 2007.
Common Unit Options
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $51,000.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L – OPTIONS AND WARRANTS OF RIO VISTA — Continued
Common Unit Options — Continued
On June 15, 2007, in connection with the Board Consulting Agreement with the Chairman (see note M), Rio Vista granted the Chairman an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The option vests as to 25% of the units on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to acceleration of vesting of the first 25% of his unit option. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $90,000.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $254,000.
NOTE M — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Penn Octane, Rio Vista and/or Rio Vista’s subsidiaries were named as defendants in two lawsuits filed in connection with an accident in the town of Lucio Blanco, Mexico on August 11, 2005, involving a tanker truck carrying LPG which was struck by a train resulting in an explosion. None of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or operated the tanker truck or employed or controlled the driver of the tanker truck. Further, none of Penn Octane, Rio Vista or any of Rio Vista’s subsidiaries owned or had custody of the LPG on the tanker truck at the time and location of the accident.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES
Legal Proceedings — Continued
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery. Limited discovery has been conducted to date in this proceeding.
The second case is captioned Faustino Izaguirre Gonzalez, et al. vs. Penn Octane Corporation, et al. and was filed in the 107th Judicial District Court for Cameron County, Texas, on November 14, 2005. The plaintiffs sought unspecified monetary damages. In March 2007, the Company entered into a settlement agreement with the plaintiffs on terms deemed favorable to the Company. Pursuant to the settlement agreement this case was dismissed in April 2007. The Company’s legal fees and settlement costs were covered by insurance.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of June 30, 2007, Penn Octane had a $15,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
On July 26, 2007, as a condition of the Loan Agreement (see note E), Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduces the amount of the RZB Credit Facility from $15,000,000 to $10,000,000. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement.
The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at June 30, 2007 totaled approximately $3,943,000 of which approximately $1,951,000 represents June 2007 purchases and approximately $1,992,000 represents July 2007 purchases.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit — Continued
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $632,000 at June 30, 2007). At June 30, 2007, the Company’s borrowings and commitments were less than the amount of the Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at June 30, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2007, such taxes in the amount of approximately $664,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $494,000 which is included in restricted cash in the Company’s balance sheet at June 30, 2007.
Consulting Agreements
JBR Capital
Penn Octane entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Richter. The provisions of the Consulting Agreement dated March 5, 2007 are effective as of November 15, 2006 (Effective Date).
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. Pursuant to a related letter agreement, JBR Capital agreed that Penn Octane apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the Richter Note (see note D). For the three months and six months ended June 30, 2007, the Company expensed approximately $110,000 and $192,000 in connection with the Consulting Agreement, paid $69,000 and $110,000 to JBR Capital and $48,000 and $89,000 were applied against the Richter Note. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Richard R. Canney
On June 15, 2007, Penn Octane and Rio Vista entered into the Board Consulting Agreement regarding consulting services to be rendered by Mr. Canney to Penn Octane and to Rio Vista. Pursuant to the Board Consulting Agreement, Mr. Canney has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets, obtaining financing, other transactions, and recommending candidates for management and board service. In exchange for these services, Penn Octane and Rio Vista have agreed to pay Mr. Canney a combined total monthly fee of $12,500, inclusive of all fees payable in connection with Mr. Canney’s services as a director and chairman of the board of Penn Octane and Rio Vista, retroactive to November 1, 2006. The monthly fee will be paid equally by Penn Octane and Rio Vista. Mr. Canney will also receive medical insurance benefits and is eligible for a discretionary bonus. Mr. Canney is expected to provide at least 80 hours of service per month. Pursuant to the Board Consulting Agreement, Penn Octane granted Mr. Canney a warrant to purchase 270,224 shares of Penn Octane common stock. Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The Board Consulting Agreement may be terminated by any party upon written notice. If Penn Octane terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), Mr. Canney is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his warrant. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), Mr. Canney is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his unit option.
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units provided for herein shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. This Agreement shall be effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008, otherwise the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the Agreement at any time during any Additional Period by providing 60 days written notice to the other party.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
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
On October 26, 2006, January 18, 2007, May 4, 2007 and July 31, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,412, $487,412, $487,412 and $493,790 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the July 2007 distribution are $2,437,061.
During July 2007, the board of directors of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2,437,061 (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment
Rio Vista is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Rio Vista’s US Corporate subsidiary is taxed on its income and Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries and any distributions or interest payments made by Rio Vista’s corporate subsidiary to its parent is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.
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
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance.
NOTE N – INTERCOMPANY AGREEMENT AND INTERCOMPANY GUARANTEES
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
Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and RZB Loan Agreement and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility and RZB Loan Agreement. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility and/or RZB Loan Agreement. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION
Beginning on August 22, 2006, the Company has the following reportable segments: Transportation and Terminaling and Fuel Sales. The Transportation and Terminaling segment includes the LPG transportation business and will include the storage and transportation business of Regional. The Fuel Sales segment is a reseller of gasoline and diesel fuel.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months and six months ended June 30, 2007. The Transportation and Terminaling segment commenced August 22, 2006.
Three months ended June 30, 2007:

	Transportation
	and
	Terminaling	Fuel Sales	Totals
Revenues from external customers	$435,881	$32,544,742	$32,980,623
Interest expense	25,910	116,797	142,707
Interest income	249	—	249
Depreciation and amortization	122,916	199	123,115
Segment gross profit (loss)	33,755	466,882	500,637
Segment assets	16,355,234	6,857,703	23,212,937
Segment liabilities	2,710,977	3,988,204	6,699,181
Expenditure for segment assets	—	—	—

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$32,980,623
Elimination of intersegment revenues		—

Total consolidated revenues		$32,980,623

Profit (loss)
Total gross profit (loss) for reportable Segments		$500,637
Selling, general and administrative expense		(1,707,990)
Interest and Fuel Products financing expense		(146,970)
Interest income		5,639
Minority interest in loss of Rio Vista Energy Partners L.P.		685,681
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(663,003)

Assets
Total assets for reportable segments		$23,212,937
Other assets		2,841,546
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$26,054,483

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued
Six months ended June 30, 2007:

	Transportation
	and
	Terminaling	Fuel Sales	Totals
Revenues from external customers	$1,115,145	$71,247,474	$72,362,619
Interest expense	51,654	239,799	291,453
Interest income	496	—	496
Depreciation and amortization	287,748	398	288,146
Segment gross profit (loss)	319,329	1,125,246	1,444,575
Segment assets	16,355,234	6,857,703	23,212,937
Segment liabilities	2,710,977	3,988,204	6,699,181
Expenditure for segment assets	—	1,875	1,875

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$72,362,619
Elimination of intersegment revenues		—

Total consolidated revenues		$72,362,619

Profit (loss)
Total gross profit (loss) for reportable Segments		$1,444,575
Selling, general and administrative expense		(3,112,454)
Interest and Fuel Products financing expense		(298,800)
Interest income		18,352
Minority interest in loss of Rio Vista Energy Partners L.P.		1,146,058
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(802,269)

Assets
Total assets for reportable segments		$23,212,937
Other assets		2,841,546
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$26,054,483

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P – INCOME TAXES
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
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, working capital, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US – Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Transportation and Terminaling Business, Fuel Sales Business, TransMontaigne Note, RZB Loan Agreement, cash distributions, “Qualifying Income”, Spin-Off, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution, however, that the following list of factors may not include all material risks facing the Company.
Overview
As more fully described in Note F to the unaudited consolidated financial statements, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Penn Octane continues to sell Fuel Products and Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007, Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprizes, Inc, a wholly owned subsidiary of Rio Vista (see note E to the unaudited consolidated financial statements).

On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customer. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
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
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to June 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note L to the unaudited consolidated financial statements) resulting, in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista.

Prior to the Restated LPG Asset Sale, the Company’s, primary customer for LPG was P.M.I. Trading Limited (PMI). PMI is a subsidiary of Petróleos Mexicanos, the state-owned Mexican oil company, which is commonly known by its trade name “PEMEX.” PMI is currently the exclusive importer of LPG into Mexico. PMI sold the LPG delivered from the Matamoros Terminal Facility to PEMEX which distributed the LPG into the northeastern region of Mexico. Subsequent to the Restated LPG Asset Sale, TransMontaigne continues to use the Matamoros Terminal Facility for sales of LPG to PMI which are principally destined for consumption in the northeastern region of Mexico, which includes the states of Coahuila, Nuevo Leon and Tamaulipas. Sales of LPG to PMI have historically fluctuated in part based on the seasons. The demand for LPG is strongest during the winter season.
Acquisition of Regional Enterprizes, Inc.
On July 27, 2007, Rio Vista entered into the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9.0 million, of which Rio Vista paid $8.0 million in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000 (subject to adjustments) in excess of assumed liabilities. Under the terms of the Merger Agreement, a total of $1.5 million was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5.0 million (RZB Loan) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5.0 million, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.
LPG Transportation Agreement
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista has agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne has agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and runs for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. The Company receives a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%. Rio Vista has also granted TransMontaigne certain rights of first offer with respect to a sale of the Retained Assets by Rio Vista to any third party. Any changes in future contracts between PMI and TransMontaigne for the sale of LPG may have an impact on the fees which the Company will receive pursuant to the LPG Transportation Agreement. The Company is also exploring potential opportunities which would increase the value of the Retained Assets.

The following table sets forth the actual volumes purchased by PMI for the months January 2006 through July 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646
February 2006	11,940,257
March 2006	11,606,435
April 2006	6,035,733
May 2006	5,733,193
June 2006	7,130,666
July 2006	4,937,441
August 2006	5,408,563
September 2006	6,402,253
October 2006	8,908,931
November 2006	9,906,874
December 2006	10,448,614
January 2007	10,362,590
February 2007	8,590,460
March 2007	8,772,010
April 2007	6,492,361
May 2007	5,818,669
June 2007	5,480,023
July 2007	5,552,780
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
Potential Factors Affecting Future Demand For The Retained Assets:
Trends.
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with the Company for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. From April 1, 2007 through July 31, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. The Company believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the three months ended June 30, 2006 and 2007, respectively:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Volume Sold
Fuel Products (millions of gallons)	15.0	14.5	30.2	34.0

Average sales price
Fuel Products (per gallon)	$2.36	$2.20	$2.17	$1.89

Results of Operations
The following summarizes the gross profit among the Company’s continuing operations consisting of Transportation and Terminaling and the Fuel Sales Businesses for the three months and six months ended June 30, 2006 and 2007, respectively. All amounts are in thousands.
For the three months ended June 30, 2006

	Continuing Operations
	Transportation		Fuel
	and Terminaling		Sales	Total
Revenues	$—	(a)	$35,369	$35,369

Cost Of Sales	446	(b)	35,050	35,496

Gross Profit (Loss)	$(446)		$319	$(127)

For the three months ended June 30, 2007

	Continuing Operations
	Transportation	Fuel
	and Terminaling	Sales	Total
Revenues	$436	$32,544	$32,980

Cost Of Sales	402	32,078	32,480

Gross Profit (Loss)	$34	$466	$500

For the six months ended June 30, 2006

	Continuing Operations
	Transportation		Fuel
	and Terminaling		Sales	Total
Revenues	$—	(a)	$65,460	$65,460

Cost Of Sales	986	(b)	64,615	65,601

Gross Profit (Loss)	$(986)		$845	$(141)

For the six months ended June 30, 2007

	Continuing Operations
	Transportation	Fuel
	and Terminaling	Sales	Total
Revenues	$1,115	$71,247	$72,362

Cost Of Sales	796	70,122	70,918

Gross Profit (Loss)	$319	$1,125	$1,444

(a)	LPG Transportation agreement revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.

Continuing Operations:
The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the Transportation and Terminaling Business, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company’s Fuel Sales business and all indirect income and expenses of the Company. Revenues from the Company’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Regional will be included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
Revenues. Revenues for the three months ended June 30, 2007, were $33.0 million compared with $35.4 million for the three months ended June 30, 2006, a decrease of $2.4 million or 6.8%. Of this decrease, $1.6 million was attributable to decreases in average sales prices of Fuel Products sold during the three months ended June 30, 2007 and $1.2 million was attributable decreased volumes of Fuel Products sold during the three months ended June 30, 2007, partially offset by approximately $436,000 attributable to increases in revenues associated with the LPG Transportation Agreement which commenced during August 2006.
Cost of goods sold. Cost of goods sold for the three months ended June 30, 2007 was $32.5 million compared with $35.5 million for the three months ended June 30, 2006, a decrease of $3.0 million or 8.5%. Of this decrease, of $1.8 million was attributable to decreases in average costs of Fuel Products sold during the three months ended June 30, 2007 and $1.2 million was attributable decreased volumes of Fuel Products sold during the three months ended June 30, 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2007 compared with $1.3 million for the three months ended June 30, 2006. The increase was primarily attributable to increase compensation cost associated with the discount of the Richter Note (see note D to the unaudited consolidated financial statements).
Other income (expense). Other income was $.5 million for the three months ended June 30, 2007, compared with other income of $.9 million for the three months ended June 30, 2006. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $.4 million during the three months ended June 30, 2007 resulting from reduced losses from continuing operations at Rio Vista during the three months ended June 30, 2006.
Six months Ended June 30, 2007 Compared With Six months Ended June 30, 2006
Revenues. Revenues for the six months ended June 30, 2007, were $72.4 million compared with $65.5 million for the six months ended June 30, 2006, an increase of $6.9 million or 10.5%. Of this increase, $7.8 million was attributable to increased volumes of Fuel Products sold during the six months ended June 30, 2007 and $1.1 million was attributable to increases in revenues associated with the LPG Transportation Agreement which commenced during August 2006, partially offset by $2.0 million to decreases in average sales prices of Fuel Products sold during the six months ended June 30, 2007.
Cost of goods sold. Cost of goods sold for the six months ended June 30, 2007 was $70.9 million compared with $65.6 million for the six months ended June 30, 2006, an increase of $5.3 million or 8.1%. Of this increase, $7.6 million was attributable to increased volumes of Fuel Products sold during the six months ended June 30, 2007 partially offset by $2.1 million attributable to decreases in average costs of Fuel Products sold during the six months ended June 30, 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses were $3.1 million for the six months ended June 30, 2007 compared with $2.7 million for the six months ended June 30, 2006. The increase was primarily attributable to increase compensation cost associated with the discount of the Richter Note (see note D to the unaudited consolidated financial statements).

Other income (expense). Other income was $0.9 million for the six months ended June 30, 2007, compared with other income of $2.0 million for the six months ended June 30, 2006. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $1.3 million during the six months ended June 30, 2007 resulting from reduced losses from continuing operations at Rio Vista.
Discontinued Operations:
The following table shows the Company’s volume of LPG sold in gallons and average sales price for LPG for the three months and six months ended June 30, 2006 and 2007.

	Three Months	Three Months	Six Months	Six Months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2006	2007	2006	2007
Volume Sold

LPG (millions of gallons) – PMI	18.9	—	57.2	—
LPG (millions of gallons) – Other	10.0	—	10.0	—

	28.9	—	67.2	—

Average sales price

LPG (per gallon) – PMI	$1.13	$—	$1.06	$—
LPG (per gallon) – Other	1.03	—	1.03	—

(a)	Sales of LPG ceased on August 21, 2006, immediately prior to the date of the Restated LPG Asset Sale
The Company’s results of operations from discontinued operations of its LPG sales business applies only for the three months and six months ended June 30, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months and six months ended June 30, 2006 and June 30, 2007.

Liquidity and Capital Resources
General. The following schedule details the pro forma working capital of the Company and its subsidiaries, including Rio Vista, and Rio Vista and its subsidiaries, respectively after adjustment for the distribution paid by Rio Vista during July 2007, the exercise of the Purchase Option, cash received from the Richter Note, cash used to complete the Regional Acquisition and the offset of outstanding intercompany balances.

	The Company’s Consolidated Pro Forma				Rio Vista Energy Partners L.P.
	Working Capital				Consolidated Pro Forma Working Capital
	June 30, 2007				June 30, 2007
	As Reported			Adjusted	As Reported			Adjusted
	6/30/2007	Pro Forma		6/30/2007	6/30/2007	Pro Forma		6/30/2007
Current Assets
Cash	$5,788,598	$(493,790	)(a)	$2,424,808	$4,698,901	$(493,790	)(a)	$761,908
						(673,203	) (b)

		(2,770,000	)(c)			(2,770,000	) (c)
		(1,300,000	) (d)
		1,200,000	(e)
Restricted Cash	1,152,149			1,152,149	25,792			25,792
Trade Accounts Receivable	3,513,504			3,513,504	361,234			361,234
Inventories	2,679,213			2,679,213	—			—
Deferred Tax Asset	1,063,548			1,063,548	—			—
Prepaid Expenses	946,107			946,107	840,613			840,613

Total Current Assets	15,143,119	(3,363,790)		11,779,329	5,926,540	(3,936,993)		1,989,547

Current Liabilities
Current Maturities Of Long-Term Debt	$1,137,500			$1,137,500	$1,000,000			$1,000,000
Revolving Line Of Credit	1,135,093			1,135,093	—			—
Fuel Products Payables	1,957,353			1,957,353	—			—
Due to Affiliates	—	—		—	673,203	( 673,203	) (b)	—
US and Foreign Taxes Payable	72,417			72,417	43,252			43,252
Accounts Payables	1,425,328			1,425,328	653,621			653,621
Accrued Liabilities	1,863,858			1,863,858	1,014,104			1,014,104

Total Current Liabilities	7,591,549	—		7,591,549	3,384,180	(673,203)		2,710,977

Working Capital	$7,551,570	$(3,363,790)		$4,187,780	$2,542,360	$(3,263,790)		$(721,430)

(a)	distribution paid by Rio Vista during July 2007

(b)	offset of outstanding intercompany balances

(c)	cash used to acquire Regional

(d)	exercise of the Purchase Option

(e)	cash received on Richter Note
The pro forma net working capital available to the Company at June 30, 2007 after adjustment for the June 30, 2007 quarterly distribution paid on July 31, 2007, the exercise of the Purchase Option, cash received from the Richter Note and cash used to complete the Regional Acquisition is approximately $4.2 million of which approximately $4.9 million is available to Penn Octane and $(0.7) million is available to Rio Vista. The pro forma net unrestricted cash on hand available to the Company at June 30, 2007 after adjustment for the June 30, 2007 quarterly distribution paid on July 31, 2007, the exercise of the Purchase Option, cash received from the Richter Note, cash used to complete the Regional Acquisition and offset of intercompany balances was $2.4 million of which $1.6 million was available to Penn Octane and $0.8 million was available to Rio Vista. In addition, Penn Octane has approximately $3.2 million of working capital at June 30, 2007 which was being used in connection with the operation of the Fuel Sales Business. Rio Vista will be required to pay the TransMontaigne Note of $1.0 million plus accrued and unpaid interest in August 2007.

Rio Vista has minimum quarterly distribution arrearages payable to the limited partners and the General Partner for the quarters ended June 30, 2005 through June 30, 2006 totaling $2.4 million.
As a result of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business and from distributions from its interest in the General Partner, if any. The Fuel Sales Business may not provide Penn Octane with sufficient cash flow to meet its cash operating expenses. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and from the operations of Regional subsequent to the date of the Regional Acquisition. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through July 31, 2007, TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Loan is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement and Regional operations will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. Both Penn Octane and/or Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets.
Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. Neither Penn Octane nor Rio Vista can be certain that future cash flows from their respective businesses, including the Fuel Sales Business, the Transportation and Terminaling Business and future investments, if any, will be adequate to cover all of their future working capital requirements including minimum distributions by Rio Vista.
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

Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of June 30, 2007, Penn Octane had a $15.0 million credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (8.25% at June 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Loan is $5.0 million, due on demand, with a one-year maturity. The RZB Loan carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Loan, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Loan is also guaranteed by New Regional and RVOP.
On July 26, 2007, as a condition of the Loan Agreement, Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduces the amount of the RZB Credit Facility from $15.0 million to $10.0 million. Subject to RZB’s discretion, the amount of the RZB Credit Facility will be increased dollar for dollar by Rio Vista’s principal repayments under the Loan Agreement.
The ability of the Company to grow the Fuel Sales Business is dependent on the future limits of the RZB Credit Facility or other sources of financing and/or the reduction in Fuel Products purchase prices.
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10.0 million.
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at June 30, 2007 totaled approximately $3.9 million of which approximately $1.9 million represents June 2007 purchases and approximately $2.0 million represents July 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Assets) are required to be in excess of borrowings and commitments (including restricted cash of approximately $0.6 million at June 30, 2007). At June 30, 2007, the Company’s borrowings and commitments were less than the amount of the Assets.

Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales are deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at June 30, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At June 30, 2007, such taxes in the amount of approximately $0.7 million were due. The letters of credit issued have all been secured by cash in the amount of approximately $494,000 which is included in restricted cash in the Company’s balance sheet at June 30, 2007.
The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of June 30, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations and Note Payable	$1.0	$1.0	$—	$—	$—

Operating Leases	—	—	—	—	—

LPG Purchase Obligations	—	—	—	—	—

Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$1.0	$1.0	$—	$—	$—

	Amount of Commitment Expiration
	Per Period
	(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$1.1	$1.1	$—	$—	$—

Standby Letters of Credit	4.0	4.0	—	—	—

Guarantees	N/A	N/A	N/A	N/A	N/A

Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$5.1	$5.1	$—	$—	$—

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
On October 26, 2006, January 18, 2007, May 4, 2007 and July 31, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,412, $487,412, $487,412 and $493,790 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the July 2007 distribution are $2.4 million.
During July 2007, the board of directors of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2.4 million (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, subsequent to July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive up to 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.
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
Partnership Tax Treatment
See note M to the unaudited consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings
See note M to the unaudited consolidated financial statements for legal proceedings discussion.
Consulting Agreements
See note M to the unaudited consolidated financial statements for discussion of consulting agreements.

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
Deregulation of the LPG Industry in Mexico
The Mexican petroleum industry is governed by the Ley Reglarmentaria del Artículo 27 Constitutional en el Ramo del Petróleo (the Regulatory Law to Article 27 of the Constitution of Mexico concerning Petroleum Affairs (Regulatory Law)), Reglamento de Gas Licuado de Petroleo (Regulation of LPG) and Ley Orgánica del Petróleos Mexicanos y Organismos Subsidiarios (the Organic Law of Petróleos Mexicanos and Subsidiary Entities (Organic Law)). Under Mexican law and related regulations, PEMEX is entrusted with the central planning and the strategic management of Mexico’s petroleum industry, including importation, sales and transportation of LPG. In carrying out this role, PEMEX controls pricing and distribution of various petrochemical products, including LPG.
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
Private Placements and Other Transactions.
During August 2007, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $11,438.
Penn Octane 2001 Warrant Plan
On February 13, 2007, the board of directors of Penn Octane approved the grant of warrants to purchase a total of 127,500 shares of its common stock under Penn Octane’s 2001 Warrant Plan. Of the total number of warrants granted, 30,000 were issued to an executive officer of Penn Octane and 97,500 were issued to outside directors of Penn Octane. The exercise price for the warrants is $0.51 per share, which was the closing price for Penn Octane common stock as reported by the Pink Sheets quotation system on February 13, 2007. Warrants granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $114,000.

On June 15, 2007, in connection with a consulting agreement (Board Consulting Agreement) with Richard R. Canney, the chairman of the board of directors of Penn Octane and chairman of the board of managers of the General Partner (Chairman) (see note M to the unaudited consolidated financial statements), Penn Octane granted the Chairman a warrant to purchase 270,224 shares of Penn Octane common stock. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 15, 2007. The warrant vests as to 25% of the shares on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Penn Octane terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to acceleration of vesting of the first 25% of his warrant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $138,000.
On June 29, 2007, the board of directors of Penn Octane approved the grant of a warrant to purchase 150,000 shares of its common stock under Penn Octane’s 2001 Warrant Plan to an executive officer of Penn Octane. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 29, 2007. The warrant vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of warrants as they vest totals approximately $77,000.
Note Receivable from a Former Officer of the Company
On July 9, 2007, the board of directors of Penn Octane agreed to amend the note receivable from Mr. Jerome B. Richter, a former officer of the Company, (Richter Note) whereby the Richter Note was extended from July 29, 2007 until January 1, 2009 and agreed to reduce the balance of the Richter Note to an outstanding total amount of $1.5 million as consideration for Mr. Richter’s services to Penn Octane and his agreement not to provide services for any competitors until January 1, 2009. Furthermore, on August 10, 2007, the board of directors of Penn Octane agreed to discount the amount of the Richter Note to $1.2 million as inducement for Mr. Richter to prepay his loan by August 15, 2007. On July 25, 2007 and August 10, 2007, Mr. Richter paid the Company $600,000 and $600,000, respectively, as full satisfaction of all amounts owing under the Richter Note. As a result of the foregoing, the Company recorded a charge to compensation expense during the quarter ended June 30, 2007 in the amount of $377,693.
TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note F to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (8.25% as of June 30, 2007) plus 2% annually and interest is payable monthly.
Common Units and Options of Rio Vista
Common Units. On June 29, 2007, the Board of Managers of the General Partner Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vests as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008, and becomes fully vested upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,250.

Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units provided for herein shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. This Agreement shall be effective for a one-year period and can be terminated by either party by providing written notice to the other party on or before May 30, 2008, otherwise the Agreement will automatically renew for additional one year periods (Additional Period) under the same terms and conditions except that either party may terminate the Agreement at any time during any Additional Period by providing 60 days written notice to the other party.
General Partner Options. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of Rio Vista and by Mr. Jerome B. Richter, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from Penn Octane in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane paid Shore Trading $100,000 in order to acquire the Purchase Option. The exercise price for the Purchase Option was $1.3 million, for a total purchase price of $1.4 million. On July 19, 2007, Penn Octane exercised the Purchase Option. As a result of the exercise of the Purchase Option, beginning July 19, 2007, Penn Octane’s interest in the General Partner increased from 50% to 75%. All amounts paid in connection with the Purchase Option were determined pursuant to arm’s length negotiations between Penn Octane and Shore Trading in February 2007.
Common Unit Options. On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan). Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $51,000.
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.

On June 15, 2007, in connection with the Board Consulting Agreement with the Chairman (see note M to the unaudited consolidated financial statements), Rio Vista granted the Chairman an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The option vests as to 25% of the units on February 1, 2008, with the remainder vesting in equal monthly installments over a period of 36 months from such date, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. The Board Consulting Agreement may be terminated by either party upon written notice. If Rio Vista terminates the Board Consulting Agreement without cause (as defined in the Board Consulting Agreement), the Chairman is entitled to continued payment of the monthly fee for three months following notice of termination and to acceleration of vesting of the first 25% of his unit option. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $90,000.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $254,000.
Intercompany Agreement and Intercompany Guarantees
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
Guarantees
Debt Guarantee. Rio Vista is liable as guarantor on the RZB Credit Facility and RZB Loan Agreement and will continue to pledge certain of its assets as collateral in connection with the RZB Credit Facility and RZB Loan Agreement. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility and/or RZB Loan Agreement. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise.

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
The Company has existing debt at both fixed and variable interest rates (see notes E and I to the unaudited consolidated financial statements). Trade accounts receivable from the Company’s customers and the Company’s trade and other accounts payable generally do not bear interest. The Company’s credit facility with RZB provides for cash advances at a current variable interest rate. Fees paid to RZB for letters of credit are based on a fixed schedule as provided in the Company’s agreement with RZB. The Company currently has limited, if any, interest rate risk.
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
Item 4T. Controls and Procedures.
The Company’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of the Company’s disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of June 30, 2007. Based on their evaluation, the Company’s principal executive officer/principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the second quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See note M to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Business Factors. As a result of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business and from distributions from its interest in the General Partner, if any. The Fuel Sales Business may not provide Penn Octane with sufficient cash flow to meet its cash operating expenses. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement and beginning July 27, 2007 from the operations of Regional. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through July 31, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Loan is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement and Regional operations will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. Both Penn Octane and/or Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See notes J and K to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are incorporated by reference to previously filed reports, as noted.

Exhibit No.

2.1	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.2	Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

3.2	Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 1997 filed on June 16, 1997, SEC File No. 000-24394).

3.3	Certificate of the Designation, Powers, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, filed with the State of Delaware. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 10, 1999, SEC File No. 000-24394).

10.1	General Security Agreement dated October 14, 1997 between RZB Finance LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 filed on November 13, 1997, SEC File No. 000-24394).

10.2	Permit issued on July 26, 1999 by the United States Department of State authorizing the Company to construct two pipelines crossing the international boundary line between the United States and Mexico for the transport of liquefied petroleum gas (LPG) and refined product (motor gasoline and diesel fuel). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 1999 filed on November 9, 1999, SEC File No. 000-24394).

10.3	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and the Company (Translation from Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.4	Promissory Share Transfer Agreement to purchase shares of Termatsal, S.A. de C.V. dated November 13, 2000, between Pedro Prado and Penn Octane International, L.L.C. (Translation form Spanish). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000, filed on November 14, 2000, SEC File No. 000-24394).

10.5	Contribution, Conveyance and Assumption Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P., Rio Vista Operating GP LLC and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.

10.6	Conveyance Agreement effective September 30, 2004 from Penn Octane Corporation in favor of Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.7	Distribution Agreement dated September 16, 2004 by and among Penn Octane Corporation, Rio Vista Energy Partners L.P. and Subsidiaries. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.8	Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners, L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.9	Amendment No. 1 to Omnibus Agreement entered into as of September 16, 2004 by and among Penn Octane Corporation, Rio Vista GP LLC, Rio Vista Energy Partners L.P. and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.10	Purchase Contract made and entered into effective as of October 1, 2004 by and between Penn Octane Corporation and Rio Vista Operating Partnership L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.11	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Shore Capital LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.12	Rio Vista GP LLC Unit Purchase Option dated July 10, 2003 granted by Penn Octane Corporation to Jerome B. Richter. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.13	First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.14	Rio Vista GP LLC Amended and Restated Limited Liability Company Agreement dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.15	Form of RVGP Voting Agreement by and among Rio Vista GP LLC, Penn Octane Corporation and the members of Rio Vista GP LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.16	First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of September 16, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

Exhibit No.

10.17	Amended and Restated Line Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.18	Replacement Promissory Note dated September 15, 2004 by Penn Octane Corporation to RZB Finance LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.19	Consent Letter dated September 15, 2004 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.20	Assignment of Easements from Penn Octane to Rio Vista Operating Partnership L.P. dated September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.21	Guaranty & Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.22	Guaranty & Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.23	General Security Agreement between Rio Vista Energy Partners L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.24	General Security Agreement between Rio Vista Operating Partnership L.P. and RZB Finance LLC dated as of September 15, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed on November 9, 2004, SEC File No. 000-24394).

10.25	Penn Octane Corporation 2001 Warrant Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 20, 2006, SEC File No. 000-24394).

10.26	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Energy Partners L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.27	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Rio Vista Operating Partnership L.P. dated as of October 26, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

Exhibit No.

10.28	Amended and Restated Promissory Note by Jerome B. Richter to the Company dated November 15, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.29	Agreement dated as of November 15, 2005 by and between Penn Octane Corporation and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 21, 2005, SEC File No. 000-24394).

10.30	Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

10.31	Amendment to Pledge and Security Agreement between the Penn Octane Corporation and Jerome B. Richter dated October 13, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).

10.32	First Amendment to Amended and Restated Limited Liability Company Agreement of Rio Vista GP LLC dated October 6, 2006. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 20, 2006, SEC File No. 000-24394).

10.33	Unit Purchase Option effective February 6, 2007 between Shore Trading LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.34	Consent to Transfer of Units, Acknowledgement of Representation, and Waiver of Conflicts dated February 6, 2007 among Penn Octane Corporation, Rio Vista GP LLC, and Shore Trading LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.35	Consulting Agreement entered into March 5, 2007, with an effective date of November 15, 2006 by and between Penn Octane Corporation, and Rio Vista Energy Partners L.P., and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.36	Letter agreement dated March 5, 2007 by and between Penn Octane Corporation, Rio Vista Energy Partners L.P. and JBR Capital Resources, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.37	Amended Form of Common Stock Purchase Warrant under the Penn Octane Corporation 2001 Warrant Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.38	Form of Penn Octane Corporation Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.39	Form of Penn Octane Corporation Director and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

Exhibit No.

10.40	Form of Penn Octane Corporation Director Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.41	Form of Rio Vista GP LLC Chairman Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.42	Form of Rio Vista GP LLC Manager Services Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.43	Form of Rio Vista GP LLC Manager and Officer Indemnification Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.44	Form of Nonqualified Unit Option Agreement under the 2005 Rio Vista Energy Partners L.P. Equity Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

10.45	Amended and Restated Line Letter dated December 7, 2006 between RZB Finance LLC and Penn Octane Corporation. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

14.1	Penn Octane Corporation Code of Business Conduct (2007) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

2.3	Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”).

2.4	Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27, 2007.

10.46	Consulting Agreement (This “Agreement”) Is Entered Into On This ___Th Day Of June, 2007, With An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation, A Delaware Corporation And Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Ricardo Rodriguez Canney.

10.47	Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc.

10.48	Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc., A Virginia Corporation And W. Gary Farrar, III.

10.49	Escrow Agreement Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Regional Enterprises, Inc., A Virginia Corporation, W. Gary Farrar, Jr., A Resident Of The Commonwealth Of Virginia, And First Capital Bank, A Virginia Banking Corporation (The “Escrow Agent”), Effective As Of The 27th Day Of July, 2007.

10.50	Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.51	Guaranty And Agreement Between Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.52	Guaranty And Agreement Between Penn Octane Corporation, A Delaware Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.53	Guaranty And Agreement Between Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC Dated As Of July 26, 2007.

10.54	$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., A Delaware Limited Partnership To RZB Finance LLC.

10.55	General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc., A Virginia Corporation.

10.56	Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.57	First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC (“RZB”) And Penn Octane Corporation (The “Borrower”).

10.58	Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Regional Enterprises, Inc., A Virginia Corporation.

10.59	$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.60	$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.61	Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC.

10.62	Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Penn Octane Corporation, A Delaware Corporation And Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.
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

PENN OCTANE CORPORATION
August 20, 2007	By:	/s/Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

2.3	Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”).

2.4	Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27 2007.

10.46	Consulting Agreement (This “Agreement”) Is Entered Into On This ___Th Day Of June, 2007, With An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation, A Delaware Corporation And Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Ricardo Rodriguez Canney.

10.47	Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc.

10.48*	Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc., A Virginia Corporation And W. Gary Farrar, III.

10.49	Escrow Agreement Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Regional Enterprises, Inc., A Virginia Corporation, W. Gary Farrar, Jr., A Resident Of The Commonwealth Of Virginia, And First Capital Bank, A Virginia Banking Corporation (The “Escrow Agent”), Effective As Of The 27th Day Of July, 2007.

10.50	Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

10.51	Guaranty And Agreement Between Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.52	Guaranty And Agreement Between Penn Octane Corporation, A Delaware Corporation And RZB Finance LLC Dated As Of July 26, 2007.

10.53	Guaranty And Agreement Between Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC Dated As Of July 26, 2007.

10.54	$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., A Delaware Limited Partnership To RZB Finance LLC.

10.55	General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc., A Virginia Corporation.

10.56	Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P., A Delaware Limited Partnership And RZB Finance LLC.

Exhibit No.

10.57	First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC (“RZB”) And Penn Octane Corporation (The “Borrower”).

10.58	Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P., A Delaware Limited Partnership And Regional Enterprises, Inc., A Virginia Corporation.

10.59	$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.60	$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., A Virginia Corporation To Rio Vista Energy Partners L.P., A Delaware Limited Partnership.

10.61	Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc., A Virginia Corporation And RZB Finance LLC.

10.62	Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., A Delaware Limited Partnership, Penn Octane Corporation, A Delaware Corporation And Rio Vista Operating Partnership L.P., A Delaware Limited Partnership And RZB Finance LLC.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.