Form 10-Q
period 2007-09-30
PENN OCTANE CORP
filed 2007-11-19
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares of Common Stock, par value $.01 per share, outstanding on November 9, 2007 was 15,386,187.

PENN OCTANE CORPORATION

		PAGE NO.

PART I	FINANCIAL INFORMATION

ITEM

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (unaudited)	4-5

	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2007	6

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2007	7

	Notes to Consolidated Financial Statements (Unaudited)	8-40

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41-65

3.	Quantitative and Qualitative Disclosures About Market Risk	65

4T.	Controls and Procedures	65

PART II	OTHER INFORMATION

1.	Legal Proceedings	66

1A.	Risk Factors	66-68

2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

3.	Defaults Upon Senior Securities	69

4.	Submission of Matters to a Vote of Security Holders	69

5.	Other Information	69

6.	Exhibits	70-76

Signatures		77

Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 10.67
Exhibit 10.68
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of September 30, 2007, the consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007, and the consolidated statement of cash flows for nine months ended September 30, 2006 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
November 16, 2007

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	September 30,
	2006	2007
		(unaudited)
Current Assets
Cash	$8,765,747	$9,807,812
Restricted cash	1,862,199	520,170
Trade accounts receivable (less allowance for doubtful accounts of $254,729 at December 31, 2006 and September 30, 2007)	3,504,866	8,584,171
Inventories	1,603,355	373,633
Deferred tax asset	647,000	986,000
Prepaid expenses and other current assets	310,577	744,333

Total current assets	16,693,744	21,016,119
Property, plant and equipment — net	10,910,572	16,907,513
Other non-current assets	16,183	27,122
Goodwill	—	6,025,298

Total assets	$27,620,499	$43,976,052

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2006	2007
		(unaudited)
Current Liabilities
Current maturities of long-term debt	$1,137,500	$1,579,662
Short term debt	—	5,000,000
Revolving line of credit	804,300	640,725
Fuel Products trade accounts payable	3,102,029	4,928,117
Refundable deposit	—	6,500,000
Other accounts payable	792,311	2,351,923
U.S. and foreign taxes payable	119,086	489,407
Accrued liabilities	1,339,982	2,044,874

Total current liabilities	7,295,208	23,534,708
Long-term debt, less current maturities, net of discount	—	451,801
Deferred income taxes — noncurrent	—	2,211,000
Minority interest in Rio Vista Energy Partners L.P.	14,946,071	11,461,385
Commitments and contingencies	—	—
Stockholders’ Equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,386,187 shares issued and outstanding at December 31, 2006 and September 30, 2007	153,862	153,862
Additional paid-in capital	29,105,611	29,218,856
Note receivable from a former officer of the Company for exercise of warrants, net of reserves of $1,500,000 and $0 at December 31, 2006 and September 30, 2007	(1,687,693)	—
Accumulated deficit	(22,192,560)	(23,055,560)

Total stockholders’ equity	5,379,220	6,317,158

Total liabilities and stockholders’ equity	$27,620,499	$43,976,052

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Revenues	$42,882,739	$42,631,461	$108,342,679	$114,994,080
Cost of goods sold	43,436,559	42,078,761	109,037,944	112,996,805

Gross profit	(553,820)	552,700	(695,265)	1,997,275
Selling, general and administrative expenses
Legal and professional fees	120,511	1,027,902	894,885	1,987,045
Salaries and payroll related expenses	393,912	205,804	1,311,166	1,350,496
Other	613,320	635,357	1,611,819	1,643,976

	1,127,743	1,869,063	3,817,870	4,981,517

Operating (loss) from continuing Operations	(1,681,563)	(1,316,363)	(4,513,135)	(2,984,242)
Other income (expense)
Interest and Fuel Products financing expense	(211,541)	(312,188)	(607,266)	(610,988)
Interest income	22,683	11,286	45,668	29,638
Minority interest in loss of Rio Vista Energy Partners L.P., net of income tax of $35,000 in 2007	789,250	1,144,849	3,210,081	2,290,907

Income (loss) from continuing operations before taxes	(1,081,171)	(472,416)	(1,864,652)	(1,274,685)
(Provision) benefit for income taxes	(23,283)	10,137	(51,871)	411,685

Net (loss) from continuing operations	(1,104,454)	(462,279)	(1,916,523)	(863,000)
Discontinued operations:
Net income (loss) from operations of the LPG Assets Sold, net of minority interest of $277,352, 0, $2,026,436 and 0	(66,409)	—	108,765	—
Net gain on sale of the LPG Assets Sold, net of minority interest of $5,161,717 and income tax expense of $576,687	6,866,139	—	6,866,139	—

Net income from discontinued operations	6,799,730	—	6,974,904	—

Net income (loss)	$5,695,276	$(462,279)	$5,058,381	$(863,000)

Basic and Diluted EPS:
Net loss from continuing operations per common share	$(0.07)	$(0.03)	$(0.12)	$(0.06)
Net income (loss) from discontinued operations per common share	0.44	—	0.45	—

Net income (loss) per common share	$0.37	$(0.03)	$0.33	$(0.06)

Weighted average common shares outstanding	15,386,187	15,386,187	15,476,725	15,386,187

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$5,058,381	$(863,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	733,728	585,443
Amortization of loan discount	—	9,640
Amortization of loan discount related to detachable warrants	22,104	—
Discount on Richter Note		377,693
Provision for doubtful accounts	190,771	—
Share-based payment expense	295,925	369,819
Minority interest in Rio Vista Energy Partners L.P.	3,896,820	(2,290,907)
(Gain) loss on sale of assets	(12,511,882)	—
Other	—	3,638
Changes in current assets and liabilities:
Trade accounts receivable	6,673,121	(4,324,033)
Inventories	(455,431)	1,229,722
Prepaid expenses and other current assets	(62,133)	(349,252)
Deferred tax asset	(634,100)	(446,000)
LPG and Fuel Products trade accounts payable	(10,652,212)	1,826,088
Other accounts payable and accrued liabilities	(2,392,519)	1,961,089
U.S. and foreign taxes payable	783,183	(15,291)

Net cash used in operating activities	(9,054,244)	(1,925,351)
Cash flows from investing activities:
Capital expenditures	(81,208)	(174,702)
Proceeds from sale of assets	130,776	—
Proceeds from sale of discontinued operations	17,109,072	—
Costs to acquire Regional Enterprizes, Inc.	—	(7,981,405)
Acquisition (sale) of GP interest	81,252	(1,400,000)
(Increase) decrease in other non-current assets	4,484	(10,939)

Net cash (used in) provided by investing activities	17,244,376	(9,567,046)
Cash flows from financing activities:
Decrease (increase) in restricted cash	2,578,478	1,342,029
Revolving credit facilities	726,046	(163,575)
Issuance of debt	—	5,000,000
Distributions paid to limited partners	—	(1,439,242)
Distributions paid to the minority owners of the General Partner	—	(14,750)
Refundable deposit	—	6,500,000
Stockholder’s note	—	1,310,000
Reduction in debt	(1,859,308)	—

Net cash provided by financing activities	1,445,216	12,534,462

Net change in cash	9,635,348	1,042,065
Cash at beginning of period	299,597	8,765,747

Cash at end of period	$9,934,945	$9,807,812

Supplemental disclosures of cash flow information:
Cash paid for:
Interest and LPG and Fuel Products financing expense	$1,337,942	$479,514

Taxes	$—	$—

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$369,694	$369,819

Sellers’ Note, net of discount	$—	$884,323

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
In order to expand its Transportation and Terminaling Business, on July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customers. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,000,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to September 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007, Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note L) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interest of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista.
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
Basis of Presentation
The accompanying consolidated financial statements include Penn Octane and its United States subsidiaries including PennWilson CNG, Inc. (PennWilson) and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, including Regional, Penn Octane International, L.L.C., Penn Octane de Mexico, S. de R.L. de C.V. (PennMex), Termatsal, S. de R.L. de C.V. (Termatsal) and Tergas, S. de R.L. de C.V. (Tergas), a consolidated affiliate, and Penn Octane’s other inactive Mexican subsidiaries, (collectively the Company). All significant intercompany accounts and transactions are eliminated. Regional’s financial statements have been included in the consolidated financial statements subsequent to the date of the Regional Acquisition.
The unaudited consolidated balance sheet as of September 30, 2007, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of September 30, 2007, the unaudited consolidated results of operations for the three months and nine months ended September 30, 2006 and 2007 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007.

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
NOTE B — INCOME (LOSS) PER COMMON SHARE
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
The following tables present reconciliations from income (loss) per common share to income (loss) per common share assuming dilution (see note K for the warrants):

	For the three months ended September 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,104,454)

Basic EPS
Net income (loss) available to common stockholders	(1,104,454)	15,386,187	$(0.07)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the three months ended September 30, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(462,279)

Basic EPS
Net income (loss) available to common stockholders	(462,279)	15,386,187	$(0.03)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B – INCOME (LOSS) PER COMMON SHARE — Continued

	For the nine months ended September 30, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(1,916,523)

Basic EPS
Net income (loss) available to common stockholders	(1,916,523)	15,476,725	$(0.12)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

	For the nine months ended September 30, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) from continuing operations	$(863,000)

Basic EPS
Net income (loss) available to common stockholders	(863,000)	15,386,187	$(0.06)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net income (loss) available to common stockholders	N/A	N/A	N/A

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
The Company utilizes share-based awards as a form of compensation for employees, officers, directors and consultants. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Penn Octane recorded share-based payment expense for employees and non-employees of $81,733 ($0.01 per common share) and $25,894 ($0.00 per common share) for the three months ended September 30, 2006 and 2007, respectively, $295,925 ($0.01 per common share) and $110,567 ($0.01 per common share) for the nine months ended September 30, 2006 and 2007, respectively, under the fair-value provisions of SFAS 123R. Rio Vista recorded unit-based payment expense for employees and non-employees of $8,394 ($0.00 per common unit) and $90,309 ($0.05 per common unit) for the three months ended September 30, 2006 and 2007, respectively, and $0 ($0.00 per common unit) and $166,132 ($0.09 per common unit) for the nine months ended September 30, 2006 and 2007, respectively under the fair-value provisions of SFAS 123R.
NOTE D — NOTE RECEIVABLE FROM A FORMER OFFICER OF THE COMPANY
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — ACQUISITION OF REGIONAL ENTERPRIZES INC.
On July 27, 2007, Rio Vista completed the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5,000,000, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
In addition, in connection with the above transactions, Regional also entered into a one-year employment contract with an executive of Regional which provides for an annual salary of $210,000 plus commissions based on future revenues of Regional. The agreement may be terminated by Regional at any time, provided however, that if the agreement is canceled within one year of the commencement date, the employee will be entitled to receive the remaining unpaid portion of his first year’s annual salary. In connection with the agreement, Rio Vista agreed to grant to the employee options to purchase 25,000 common units of Rio Vista. The options vest over a two year period.
The accompanying unaudited consolidated financial statements include the operations of Regional since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Rio Vista is in the process of obtaining third party valuations of certain assets and finalizing certain provisions of the Merger Agreement. Therefore, the amount and allocation of the purchase price is subject to refinement.
The accompanying unaudited consolidated balance sheet includes goodwill in the amount of $4,625,298 resulting from the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company will perform its annual impairment test for goodwill in the fourth quarter of each calendar year.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — ACQUISITION OF REGIONAL ENTERPRIZES INC. — Continued
The following pro forma information assumes that the acquisition occurred at the beginning of the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September	September	September
	2006	30, 2007	30, 2006	30, 2007

Revenues	$44,709,721	$42,631,963	$113,823,626	$118,685,011

Net income (loss)	$5,696,209	$(462,279)	$5,061,180	$(856,234)

Net income (loss) per share	$0.37	$(0.03)	$0.33	$(0.06)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
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
The Rio Vista Restated PSA required Rio Vista to escrow $500,000 for disposal and cleaning costs of the refined products tank farm (Escrow Cleaning Costs) and the TransMontaigne Note (see note G) was amended whereby Rio Vista was required to pay $300,000 of principal at closing and was required to pay the remaining outstanding principal balance on August 22, 2007 (see Letter of Intent for Retained Assets below) . In addition, any portion of the Escrow Cleaning Costs returned to Rio Vista is required to be paid on the outstanding principal balance of the TransMontaigne Note. The Company currently estimates that the amount, if any, of the Escrow Cleaning Costs that may be returned by TransMontaigne will be immaterial.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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
The sale of the Penn Octane Sold Assets and the Rio Vista Sold Assets (collectively the Sold Assets) constituted a disposal of a business in accordance with FAS 144. Accordingly, the financial statements reflect the results associated with the Sold Assets prior to the sale as discontinued operations in the accompanying financial statements. Costs related to the Retained Assets consisting of depreciation expense and the expenses related to the US-Mexico Pipelines and Matamoros Terminal Facility totaling approximately $397,000 and $1,384,000 for the three months and nine months ended September 30, 2006 have been included in cost of goods sold since these costs have continued to be incurred in connection with the LPG Transportation Agreement. Revenues reported in discontinued operations in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2006 were $18,042,000 and $88,900,000, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The following were also transferred to TransMontaigne in connection with the Restated LPG Asset Sale:
Leases Assigned
The leased pipeline, the Brownsville terminal land lease and the Brownsville tank farm land lease were transferred to TransMontaigne in connection with the Restated LPG Asset Sale.
In connection with the above leases, rent expense included in discontinued operations was $269,218 and $729,352 for the three months and nine months ended September 30, 2006, respectively.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
The following table sets forth the actual volumes purchased by PMI for the months January 2006 through October 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646
February 2006	11,940,257
March 2006	11,606,435
April 2006	6,035,733
May 2006	5,733,193
June 2006	7,130,666
July 2006	4,937,441
August 2006	5,408,563
September 2006	6,402,253
October 2006	8,908,931
November 2006	9,906,874
December 2006	10,448,614
January 2007	10,362,590
February 2007	8,590,460
March 2007	8,772,010
April 2007	6,492,361
May 2007	5,818,669
June 2007	5,480,023
July 2007	5,552,780
August 2007	5,466,599
September 2007	6,892,100
October 2007	8,864,583

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
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
As a result of the Restated LPG Asset Sale, the LPG Supply Agreement was terminated.
Letter of Intent for Retained Assets
Effective as of September 12, 2007, RVOP, entered into a binding letter of intent (Letter of Intent) with TransMontaigne Partners L.P. (TLP), an affiliate of TransMontaigne, regarding TLP’s acquisition of the Retained Assets (TLP Transaction). The total purchase price for the Retained Assets is $10,500,000, subject to adjustment as provided in the Letter of Intent. The net book value of the Retained Assets totaled $10,272,549 at September 30, 2007. The purchase price is payable as an initial deposit of $6,500,000 (as described below) upon execution of the Letter of Intent, with the remaining $4,000,000 payable at closing (subject to adjustments).

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — SALE OF LPG ASSETS / DISCONTINUED OPERATIONS — Continued
Letter of Intent for Retained Assets — Continued
Pursuant to the Letter of Intent, RVOP has also entered into the following agreements or instruments with TLP (the Collateral Documents), each dated as of September 12, 2007:
•	Restated and Amended Promissory Note (the Restated Promissory Note), in the principal amount of $1,000,000, payable to TPSI by RVOP on or before December 31, 2007.
•
Restated and Amended Security Agreement (the Restated Security Agreement), granting TLP and TPSI a first priority security interest in the Assets in order to secure the obligations of RVOP under the Letter of Intent and the Restated Promissory Note.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of POM.
•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of Termatsal.
•
Assignment Agreement, assigning TLP and TPSI the existing rights of RVOP in the equity interests of Tergas in the event of a default by RVOP in its obligations under the Letter of Intent or the Restated Promissory Note.

Under the terms of the Letter of Intent and the Collateral Documents, TLP advanced a refundable deposit to RVOP in an amount equal to $6,500,000 (the Refundable Deposit), which is to be repaid to TLP, with interest at the rate of 8% per annum, in the event the TLP Transaction does not close prior to December 31, 2007 or upon earlier termination of the Letter of Intent prior to the closing of the TLP Transaction. If the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. In addition, under the terms of the Letter of Intent, the maturity date of the $1,000,000 promissory note due from RVOP to TPSI was extended to December 31, 2007. In the event the TLP Transaction is completed, the Restated Promissory Note shall be repaid by RVOP from the net proceeds resulting from the TLP Transaction.
The obligation to repay the Refundable Deposit and Promissory Note are secured by first priority security interests in the US Pipelines, a collateral assignment of the US Easements, and a pledge of the equity interests of the Included Subsidiaries. RZB has consented to the encumbrance of the Retained Assets pursuant to the Restated Security Agreement and has agreed to the subordination of its existing security interest in the Retained Assets to the security interest granted in favor of TLP, pursuant to a Lender’s Consent and Subordination Agreement dated as of September 12, 2007 executed by RZB.
Under the terms of the Letter of Intent, the parties have agreed to negotiate a final, definitive written stock and asset purchase agreement containing all of the terms of the TLP Transaction. The TLP Transaction is subject to completion of mutually acceptable definitive documentation and satisfactory completion of due diligence by TLP. RVOP has also agreed for a period extending through December 31, 2007 to negotiate exclusively with TLP for the sale of all or any part of the Retained Assets or any controlling interest in the equity of RVOP.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of:

	December 31,	September 30,
	2006	2007

REGIONAL (a):
Land	$—	$237,100
Terminal and improvements	—	3,629,837
Automotive equipment	—	2,481,317
Machinery & equipment	—	37,186
Office equipment	—	32,484

	—	6,417,924

US — Mexico Pipelines and Matamoros Terminal Facility: (a)(c)

U.S. Pipelines and Rights of Way	6,851,667	6,851,667
Mexico Pipelines and Rights of Way	1,045,300	1,045,300
Matamoros Terminal Facility	5,564,330	5,564,330
Land	705,358	705,358

	14,166,655	14,166,655

Other:
Office equipment (b)	117,802	130,392
Software (b)	198,841	356,469

	316,643	486,861

	14,483,298	21,071,440
Less: accumulated depreciation and amortization	(3,572,726)	(4,163,927)

	$10,910,572	$16,907,513

(a)	Rio Vista assets

(b)	Penn Octane and Subsidiaries other than Rio Vista

(c)	Rio Vista owns, leases, or is in the process of obtaining the land or rights of way used related to the US-Mexico Pipelines
Depreciation and amortization expense of property, plant and equipment from continuing operations totaled $145,708 and $295,386, $447,609 and $585,443 for the three months and nine months ended September 30, 2006 and 2007, respectively.
Property, plant and equipment located in Mexico, net of accumulated depreciation, includes $4,704,425 and $4,415,610 of costs at December 31, 2006 and September 30, 2007, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — INVENTORIES

	December 31, 2006		September 30, 2007
	Gallons	LCM	Gallons	LCM

Fuel Products	938,458	$1,603,355	166,890	$373,633

NOTE I — DEBT OBLIGATIONS
Debt obligations are as follows:

	December 31,	September 30,
	2006	2007
Non-interest bearing debt obligation, discounted at 7%, for legal services; due in February 2001	$137,500	$137,500
RZB Note (see note E)	—	5,000,000
Sellers’ Note	—	893,963
TransMontaigne Note	1,000,000	1,000,000

Total debt	1,137,500	7,031,463

Less: Current maturities	1,137,500	6,579,662

Long-term debt	$—	$451,801

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note F), TransMontaigne loaned Rio Vista $1,300,000 (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (7.75% as of September 30, 2007) plus 2% annually and interest is payable monthly. As a result of the TLP Transaction (see note F), the maturity date was extended to December 31, 2007.
Sellers’ Note
In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. The Company has recorded a discount of $115,677, representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through September 30, 2007, $9,640 was amortized.
NOTE J — COMMON STOCK
During August 2007, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of $11,438.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — STOCK WARRANTS
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
On June 15, 2007, in connection with a consulting agreement (Board Consulting Agreement) with Richard R. Canney, (see note M), Penn Octane granted Mr. Canney a warrant to purchase 270,224 shares of Penn Octane common stock. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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
NOTE L — COMMON UNITS AND OPTIONS OF RIO VISTA
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
General Partner Options
On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr. , former President of Penn Octane and former Chief Executive Officer of Rio Vista, and by Mr. Jerome B. Richter, former chairman of the board of managers of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from Penn Octane and Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.
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
The difference between the net book value of the 25% interest purchased and the purchase price totaling approximately $1,300,000 has been included in goodwill in the accompanying unaudited consolidated balance sheet.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE L — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Common Unit Options — Continued
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Canney (see note M), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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
In connection with the employment agreement with an executive of Regional, Rio Vista agreed to the grant of options to purchase a total of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to the executive. The options vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years form the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $56,000.
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
Legal Proceedings — Continued
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
On November 3, 2004, there was an accident between a Regional truck driver and another motorist who allegedly sustained injuries as a result of the accident. The other motorist filed suit against Regional. The case was filed on February 26, 2007 as Nolte v. Regional Enterprises, Inc. and is pending in the United States District Court for the District of Maryland (Case No. 07 CV 0478 PJM). Management does not anticipate settlement or recovery in excess of insurance coverage.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of September 30, 2007, Penn Octane has a $10,000,000 credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at September 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
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
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at September 30, 2007 totaled approximately $6,613,000 of which approximately $4,838,000 represents September 2007 purchases and approximately $1,775,000 represents October 2007 purchases.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit — Continued
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Fuel Assets) are required to be in excess of borrowings and commitments. At September 30, 2007, the Company’s borrowings and commitments were less than the amount of the Fuel Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at September 30, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2007, such taxes in the amount of approximately $758,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $494,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2007.
Leases
Norfolk Southern Leases
On January 1, 2003, Regional (as lessee) entered into a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. The lease has not been renewed and may be terminated by either party upon 30 days’ written notice. Rent is $1,500 per month subject to adjustment based on inflation.
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is $4,875 per year, payable in advance.
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Leases — Continued
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation.
Customer Contracts
Asphalt Agreement
On November 30, 2000, Regional entered into a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (Asphalt Agreement). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (Amended Asphalt Agreement). The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.
Fuel Oil Agreement
On November 16, 1998, Regional entered into a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. Regional agrees to deliver a minimum daily quantity of fuel oil on behalf of the customer.

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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. Pursuant to a related letter agreement, JBR Capital agreed that Penn Octane apply 50% of the amount of any fees payable to JBR Capital under the Consulting Agreement against amounts owed by Mr. Richter to Penn Octane pursuant to the Richter Note (see note D). For the three months and nine months ended September 30, 2007, the Company expensed approximately $130,000 and $322,000 in connection with the Consulting Agreement, paid $89,000 and $181,000 to JBR Capital and $0.00 and $110,000 were applied against the Richter Note. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
Richard R. Canney
On June 15, 2007, Penn Octane and Rio Vista entered into the Board Consulting Agreement regarding consulting services rendered by Mr. Canney to Penn Octane and to Rio Vista. Pursuant to the Board Consulting Agreement, Mr. Canney agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets, obtaining financing, other transactions, and recommending candidates for management and board service. In exchange for these services, Penn Octane and Rio Vista paid Mr. Canney a combined total monthly fee of $12,500, inclusive of all fees payable in connection with Mr. Canney’s services as a director and chairman of the board of Penn Octane and Rio Vista, retroactive to November 1, 2006. The monthly fee was paid equally by Penn Octane and Rio Vista. During August 2007, Mr. Canney provided notice to the Company of the termination the Board Consulting Agreement effective September 30, 2007.
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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended September 30, 2005 through September 30, 2006.
On October 26, 2006, January 18, 2007, May 4, 2007, July 31, 2007 and November 14, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,412, $487,412, $487,412, $493,790 and $493,790 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the November 2007 distribution are $2,437,061.
During July 2007, the board of managers of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2,437,061 (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, from July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional Income Taxes
Rio Vista, excluding Regional, is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. federal income tax liability. Regional is a corporation and as such is subject to U.S. Federal and State corporate income tax. Rio Vista’s Mexican subsidiaries are taxed on their income directly by the Mexican government. The income/loss of Rio Vista’s Mexican subsidiaries and any distributions or interest payments made by Rio Vista’s corporate subsidiary to its parent is included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest will be entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted tax basis in Rio Vista.
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
Partnership Tax Treatment and Regional Income Taxes — Continued
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
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. Rio Vista adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.
Rio Vista recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years that remain open to examination are 2001 – 2006 for foreign jurisdictions.
Income tax provision (benefit) for Regional is as follows:

From July 28, 2007
to
September 30, 2007
Current Tax Expense
Federal	$109,000
Foreign	—
State	21,000

130,000

Deferred Tax Expense
Federal	(80,000)
Foreign	—
State	(15,000)

(95,000)

Total	$35,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional Income Taxes — Continued
A reconciliation of income tax expense at the federal statutory rate to the income tax provision at Regional’s effective rate is as follows:

	From July 28, 2007 to
	September 30, 2007
		Percent of
	Amount	Book Income

Federal income tax	$31,000	34.00%
State taxes (net of federal benefit)	4,000	4.00%

	$35,000	38.00%

The components of deferred income tax liabilities at September 30, 2007 were as follows:

Deferred Tax Liabilities:
Current
Prepaids	$15,000
Cash to accrual adjustment	92,000
Noncurrent:
Depreciation	2,211,000

Deferred Tax Liability	$2,318,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash balances at banks which at times exceed the federal deposit insurance limit.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — INTERCOMPANY AGREEMENT AND INTERCOMPANY GUARANTEES
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION
Beginning on August 22, 2006, the Company has the following reportable segments: Transportation and Terminaling and Fuel Sales. The Transportation and Terminaling segment includes the LPG transportation business and the storage and transportation business of Regional. The Fuel Sales segment is a reseller of gasoline and diesel fuel.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months and nine months ended September 30, 2007. The Transportation and Terminaling segment commenced August 22, 2006.
Three months ended September 30, 2007:

	Transportation
	and
	Terminaling	Fuel Sales	Totals

Revenues from external customers	$1,649,934	$40,981,527	$42,631,461
Interest expense	204,956	103,394	308,350
Interest income	5,395	—	5,395
Depreciation and amortization	288,389	199	288,588
Segment gross profit (loss)	379,245	173,455	552,700
Segment assets	30,334,230	9,346,442	39,680,672
Segment liabilities	18,095,940	6,437,232	24,533,172
Expenditure for segment assets	6,975	—	6,975

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$42,631,461
Elimination of intersegment revenues		—

Total consolidated revenues		$42,631,461

Profit (loss)
Total gross profit (loss) for reportable Segments		$552,700
Selling, general and administrative expense		(1,869,063)
Interest and Fuel Products financing expense		(312,188)
Interest income		11,286
Minority interest in loss of Rio Vista Energy Partners L.P.		1,144,849
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(472,416)

Assets
Total assets for reportable segments		$39,680,672
Other assets		4,295,380
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$43,976,052

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued
Nine months ended September 30, 2007:

	Transportation
	and
	Terminaling	Fuel Sales	Totals

Revenues from external customers	$2,765,079	$112,229,001	$114,994,080
Interest expense	256,610	343,193	599,803
Interest income	5,891	—	5,891
Depreciation and amortization	576,020	597	576,617
Segment gross profit (loss)	698,575	1,298,700	1,997,275
Segment assets	30,334,230	9,346,442	39,680,672
Segment liabilities	18,095,940	6,437,232	24,533,172
Expenditure for segment assets	6,975	1,875	8,850

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments		$114,994,080
Elimination of intersegment revenues		—

Total consolidated revenues		$114,994,080

Profit (loss)
Total gross profit (loss) for reportable Segments		$1,997,275
Selling, general and administrative expense		(4,981,517)
Interest and Fuel Products financing expense		(610,988)
Interest income		29,638
Minority interest in loss of Rio Vista Energy Partners L.P.		2,290,907
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(1,274,685)

Assets
Total assets for reportable segments		$39,680,672
Other assets		4,295,380
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$43,976,052

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — INCOME TAXES
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
The increase in the Company’s deferred tax assets (and corresponding tax benefit) in 2007 is primarily the result of tax net operating losses that have been recorded as current deferred tax assets. These losses stem from operational losses in 2007 and the reversal of prior period deferred tax assets, which were converted to current period tax losses. Management expects to fully utilize these losses as a carryback to recover taxes paid in prior periods and/or to offset income projected for future periods. The Company has also increased its effective tax rate for measuring its deferred tax assets from 34% to 38% to allow for state tax benefits that would be derived from the utilization of these assets.
In July 2007, Rio Vista, of which Penn Octane has a 75% interest in the General Partner of Rio Vista, completed a transaction in which it became the sole owner of Regional, a C-Corporation. See note M — Partnership Tax Treatment and Regional Income Taxes for a disclosure of the deferred tax assets and liabilities of Regional that are included in the consolidated balance sheet of the Company.
NOTE Q — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE R— SUBSEQUENT EVENT
GM Oil Properties, Inc.
On October 25, 2007, Rio Vista Penny (see below), a newly formed, wholly-owned subsidiary of Rio Vista, entered into an Asset Purchase Agreement (GM Agreement) with G M Oil Properties, Inc., an Oklahoma corporation (GM Oil). The GM Agreement is effective as of the first day of the month in which closing occurs. The GM Agreement provides for Rio Vista Penny to acquire the real and personal property interests of GM Oil in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the GM Assets). The total purchase price for the GM Assets is payable by assumption of GM Oil’s indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest of approximately $600,000 (Senior Secured Debt). The Senior Secured Debt is payable to certain noteholders and is administered by the agent for the noteholders (the Senior Secured Lender) pursuant to a $30,000,000 credit facility (the Senior Secured Credit Facility) currently provided by the Senior Secured Lender to GM Oil. GM Oil is in default in its obligations with respect to the Senior Secured Credit Facility.
The GM Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the GM Assets. In addition, the closing is contingent upon receipt of consent from the Senior Secured Lender to the assumption of the Senior Secured Debt by Rio Vista Penny. It is anticipated that Rio Vista Penny will assume the Senior Secured Debt pursuant to definitive agreements regarding the assignment of the Senior Secured Credit Facility to Rio Vista Penny, including certain modified terms and conditions of the existing Senior Secured Credit Facility (see below). Rio Vista Penny may terminate the GM Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement. If the Senior Secured Lender does not consent to the GM Agreement on or before November 19, 2007, the closing will occur within five business days following receipt of such consent.
On October 15, 2007, Rio Vista entered into a letter of intent (the Letter of Intent) with the Senior Secured Lender regarding proposed terms of a credit facility between the Senior Secured Lender and Rio Vista and its affiliates. The Letter of Intent is not a binding commitment by the Senior Secured Lender to proceed with the financing of these acquisitions. Subject to the foregoing, the Letter of Intent contemplates that the Senior Secured Lender would enter into a $30,000,000 senior secured credit facility with affiliates of Rio Vista. The proposed credit facility is subject to satisfactory completion of the Senior Secured Lender’s due diligence review, approval by the Senior Secured Lender’s investment committee, execution of definitive agreements among the parties, execution of a management services agreement satisfactory to the Senior Secured Lender, and various other conditions.
As a result of Rio Vista Penny’s conclusion that it would be able to either reach a definitive agreement on acceptable terms regarding the acquisition of the GM Assets from GM Oil or if unsuccessful, obtain the GM Assets through the purchase of the GM Assets from the Senior Secured Lender in the event of a likely foreclosure, Rio Vista Penny and Rio Vista GO agreed to fund the additional deposits, totaling $2,280,000, in connection with the agreements with Penny Petroleum Corporation and GO LLC on October 22, 2007 as described below.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE R— SUBSEQUENT EVENT — Continued
Penny Petroleum Corporation
On October 2, 2007, Rio Vista, together with Rio Vista Penny LLC, an Oklahoma limited liability company (Rio Vista Penny), entered into an Asset Purchase Agreement (Penny Agreement) with Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum), and Gary Moores, a shareholder of Penny Petroleum. The Penny Agreement is effective as of October 1, 2007, and has been amended pursuant to an Amendment to Asset Purchase Agreement between the parties dated as of October 25, 2007 (as amended, Amended Penny Agreement). The Amended Penny Agreement provides for Rio Vista Penny to acquire the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the Penny Assets). The total purchase price for the Penny Assets is $7,400,000, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $6,400,000 due at closing, together with a promissory note from Rio Vista with the principal amount of $500,000 bearing interest at 7% per annum (the Penny Note) payable to Penny Petroleum with a maturity date six months from the closing. Beginning three months after the closing, Penny Petroleum has the option to convert the outstanding principal and interest of the Penny Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option may be exercised on only one occasion and expires on the maturity date of the Penny Note. Rio Vista Penny paid to Penny Petroleum an initial deposit in the amount of $740,000 upon execution of the Penny Agreement and an additional deposit in the amount of $740,000 on October 22, 2007 (collectively, the Penny Deposits). The Penny Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista Penny if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 45,998 common units of Rio Vista (the Penny Units). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the Penny Units within 90 days following the closing date of the Penny Agreement. The Amended Penny Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the Penny Assets. Rio Vista Penny may terminate the Amended Penny Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the Penny Deposits). If the transactions are not completed by November 19, 2007, Penny Petroleum may terminate the Amended Penny Agreement and retain the Penny Deposits.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE R— SUBSEQUENT EVENT — Continued
GO, LLC
On October 2, 2007, Rio Vista, together with its newly-formed, wholly-owned subsidiary, Rio Vista GO LLC, an Oklahoma limited liability company (Rio Vista GO), entered into a Stock Purchase Agreement (GO Agreement) with GO, LLC, an Oklahoma limited liability company (GO), Outback Production, Inc., a Nevada corporation (Outback), which is the owner of all of the outstanding membership interests of GO, and Gary Moores and Bill Wood, each a shareholder of Outback. The GO Agreement is effective as of October 2, 2007. The GO Agreement provides for Rio Vista GO to acquire all of the membership interests of GO, which operates an oil and gas pipeline business located in Pittsburg and Haskell counties in Oklahoma (the GO Assets). The total purchase price for the membership interests of GO is $4,000,000, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $3,000,000 due at closing. Rio Vista GO paid to Outback an initial deposit in the amount of $400,000 upon execution of the GO Agreement and an additional deposit in the amount of $400,000 on October 22, 2007 (collectively, the GO Deposits). The GO Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista GO if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 91,996 common units of Rio Vista (the GO Units). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 (the GO Registration Statement) covering the GO Units within 90 days following the closing date of the GO Agreement. The GO Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista GO’s satisfaction with its due diligence review of GO and the GO Assets. Rio Vista may terminate the GO Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the GO Deposits). If the transactions are not completed by November 19, 2007, Outback may terminate the GO Agreement and retain the GO Deposits.
On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ Stock Market (the Registration Date Price) is less than 80% of such price as so reported on the closing date (the Closing Date Price), Outback shall have the option for a period of 30 days to rescind the transactions contemplated by the GO Agreement unless Rio Vista GO agrees to deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Closing Date Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Closing Date Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO shall have the alternate option to pay the entire value of the GO Units based on the Closing Date Price in cash (the All Cash Payment), provided that Rio Vista GO makes the All Cash Payment in full within 10 business days following an election by Outback to rescind as provided above. Upon delivery of the All Cash Payment to the Seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
Rio Vista has agreed to guarantee (as a primary obligor) all of the obligations of Rio Vista GO under the GO Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. and its subsidiaries (“Rio Vista”) are collectively hereinafter referred to as the “Company”.
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2007) refer to the Company’s fiscal year ended December 31.
Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will”, “should”, “estimates”, “projects” or “anticipates” or by discussions of strategy that inherently involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, working capital, LPG supply, LPG pricing, operations, demand, competition, capital expenditures, future acquisitions, additional financing, the deregulation of the LPG market in Mexico, the operations of the US – Mexico Pipelines, the Matamoros Terminal Facility, other upgrades to facilities, foreign ownership of LPG operations, short-term obligations and credit arrangements, Transportation and Terminaling Business, Fuel Sales Business, TransMontaigne Note, RZB Loan Agreement, TLP Transaction, Senior Secured Credit, the Oklahoma asquisitions, cash distributions, “Qualifying Income”, Spin-Off, partnership tax treatment, risk factors and other statements regarding matters that are not historical facts, and involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that may cause or contribute to such differences include those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Report on Form 10-Q. We caution, however, that the following list of factors may not include all material risks facing the Company.
Overview
As more fully described in Note F to the unaudited consolidated financial statements, prior to the sale of all of Penn Octane’s liquefied petroleum gas (LPG) related assets and a portion of Rio Vista’s LPG related assets to TransMontaigne Product Services, Inc. (TransMontaigne) on August 22, 2006 (Restated LPG Asset Sale), the Company was principally engaged in the purchase, transportation and sale of LPG and the sale of gasoline and diesel fuel (Fuel Products). Subsequent to the Restated LPG Asset Sale, Penn Octane continues to sell Fuel Products and Rio Vista continues to own and operate an LPG terminal facility in Matamoros, Tamaulipas, Mexico (Matamoros Terminal Facility) and approximately 23 miles of pipelines (US — Mexico Pipelines) which connect the Matamoros Terminal Facility to the LPG terminal facility in Brownsville, Texas sold to TransMontaigne. Pursuant to an LPG transportation agreement with TransMontaigne, Rio Vista uses its remaining LPG assets to transport LPG exclusively for TransMontaigne on a fee-for-services basis. On July 27, 2007, Rio Vista acquired Regional Enterprizes, Inc. which was merged into Regional Enterprises, Inc, a wholly owned subsidiary of Rio Vista (see below and note E to the unaudited consolidated financial statements).

In order to expand its Transportation and Terminaling Business, on July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Old Regional and New Regional (collectively, Regional) is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products, owned by its customer. Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10 million gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 14 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region. Regional utilizes its fleet of 32 tractors and 50 trailers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers. Regional has operated for 34 years and has approximately 50 employees.
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
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding partnership interests. The remaining 2% interest represented the general partner interest. The general partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). Prior to September 30, 2006, the General Partner was wholly owned by Penn Octane. On July 1, 2006, options to acquire 50% of the General Partner were exercised, resulting in Penn Octane having a 50% interest in the General Partner. During July 2007 Penn Octane acquired the 25% interest in the General Partner from Shore Trading (see note L to the unaudited consolidated financial statements) resulting in Penn Octane having a 75% interest in the General Partner. Penn Octane has voting control over the 25% interest in the General Partner not owned by Penn Octane pursuant to a voting agreement with the other owner of the General Partner. Therefore, Rio Vista is consolidated with the Company and the interests of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista.

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
Acquisition of Regional Enterprizes, Inc.
On July 27, 2007, Rio Vista completed the Merger Agreement with New Regional, Old Regional, the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista. The transactions contemplated by the Merger Agreement were completed on July 27, 2007. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9.0 million, of which Rio Vista paid $8.0 million in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. Under the terms of the Merger Agreement, Rio Vista is entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1.5 million was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5.0 million, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
In addition, in connection with the above transactions, Regional also entered into a one-year employment contract with an executive of Regional which provides for an annual salary of $210,000 plus commissions based on future revenues of Regional. The agreement may be terminated by Regional at any time, provided however, that if the agreement is canceled within one year of the commencement date, the employee will be entitled to receive the remaining unpaid portion of his first year’s annual salary. In connection with the agreement, Rio Vista agreed to grant to the employee options to purchase 25,000 common units of Rio Vista. The options vest over a two year period.
The accompanying unaudited consolidated financial statements include the operations of Regional since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. Rio Vista is in the process of obtaining third party valuations of certain assets and finalizing certain provisions of the Merger Agreement. Therefore, the amount and allocation of the purchase price is subject to refinement.

The accompanying unaudited consolidated balance sheet includes goodwill in the amount of $4.8 million resulting from the acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company will perform its annual impairment test for goodwill in the fourth quarter of each calendar year.
Pending Acquisition of Oklahoma Assets
GM Oil Properties, Inc.
On October 25, 2007, Rio Vista Penny (see below), a newly formed and wholly-owned subsidiary of Rio Vista, entered into an Asset Purchase Agreement (GM Agreement) with G M Oil Properties, Inc., an Oklahoma corporation (GM Oil). The GM Agreement is effective as of the first day of the month in which closing occurs. The GM Agreement provides for Rio Vista Penny to acquire the real and personal property interests of GM Oil in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the GM Assets). The total purchase price for the GM Assets is payable by assumption of GM Oil’s indebtedness in the principal amount of $16.5 million plus accrued but unpaid interest of approximately $600,000 (Senior Secured Debt). The Senior Secured Debt is payable to certain noteholders and is administered by the agent for the noteholders (the Senior Secured Lender) pursuant to a $30 million credit facility (the Senior Secured Credit Facility) currently provided by the Senior Secured Lender to GM Oil. GM Oil is in default in its obligations with respect to the Senior Secured Credit Facility.
The GM Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the GM Assets. In addition, the closing is contingent upon receipt of consent from the Senior Secured Lender to the assumption of the Senior Secured Debt by Rio Vista Penny. It is anticipated that Rio Vista Penny will assume the Senior Secured Debt pursuant to definitive agreements regarding the assignment of the Senior Secured Credit Facility to Rio Vista Penny, including certain modified terms and conditions of the existing Senior Secured Credit Facility (see below). Rio Vista Penny may terminate the GM Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement. If the Senior Secured Lender does not consent to the GM Agreement on or before November 19, 2007, the closing will occur within five business days following receipt of such consent.
On October 15, 2007, Rio Vista entered into a letter of intent (the Letter of Intent) with the Senior Secured Lender regarding proposed terms of a credit facility between the Senior Secured Lender and Rio Vista and its affiliates. The Letter of Intent is not a binding commitment by the Senior Secured Lender to proceed with the financing of these acquisitions. Subject to the foregoing, the Letter of Intent contemplates that the Senior Secured Lender would enter into a $30 million senior secured credit facility with affiliates of Rio Vista. The proposed credit facility is subject to satisfactory completion of the Senior Secured Lender’s due diligence review, approval by the Senior Secured Lender’s investment committee, execution of definitive agreements among the parties, execution of a management services agreement satisfactory to the Senior Secured Lender, and various other conditions.
As a result of Rio Vista Penny’s conclusion that it would be able to either reach a definitive agreement on acceptable terms regarding the acquisition of the GM Assets from GM Oil or if unsuccessful, obtain the GM Assets through the purchase of the GM Assets from the Senior Secured Lender in the event of a likely foreclosure, Rio Vista Penny and Rio Vista GO agreed to fund the additional deposits, totaling $2.3 million, described below in connection with the agreements with Penny Petroleum Corporation and GO LLC on October 22, 2007, as described below.

Penny Petroleum Corporation
On October 2, 2007, Rio Vista, together with Rio Vista Penny LLC, an Oklahoma limited liability company (Rio Vista Penny), entered into an Asset Purchase Agreement (Penny Agreement) with Penny Petroleum Corporation, an Oklahoma corporation (Penny Petroleum), and Gary Moores, a shareholder of Penny Petroleum. The Penny Agreement is effective as of October 1, 2007, and has been amended pursuant to an Amendment to Asset Purchase Agreement between the parties dated as of October 25, 2007 (as amended, Amended Penny Agreement). The Amended Penny Agreement provides for Rio Vista Penny to acquire the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV Pipeline Company, an Oklahoma corporation (collectively, the Penny Assets). The total purchase price for the Penny Assets is $7.4 million, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $6.4 million due at closing, together with a promissory note from Rio Vista with the principal amount of $500,000 bearing interest at 7% per annum (the Penny Note) payable to Penny Petroleum with a maturity date six months from the closing. Beginning three months after the closing, Penny Petroleum has the option to convert the outstanding principal and interest of the Penny Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option may be exercised on only one occasion and expires on the maturity date of the Penny Note. Rio Vista Penny paid to Penny Petroleum an initial deposit in the amount of $740,000 upon execution of the Penny Agreement and an additional deposit in the amount of $740,000 on October 22, 2007 (collectively, the Penny Deposits). The Penny Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista Penny if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 45,998 common units of Rio Vista (the Penny Units). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the Penny Units within 90 days following the closing date of the Penny Agreement. The Amended Penny Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista Penny’s satisfaction with its due diligence review of the Penny Assets. Rio Vista Penny may terminate the Amended Penny Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the Penny Deposits). If the transactions are not completed by November 19, 2007, Penny Petroleum may terminate the Amended Penny Agreement and retain the Penny Deposits.
GO, LLC
On October 2, 2007, Rio Vista, together with its newly-formed, wholly-owned subsidiary, Rio Vista GO LLC, an Oklahoma limited liability company (Rio Vista GO), entered into a Stock Purchase Agreement (GO Agreement) with GO, LLC, an Oklahoma limited liability company (GO), Outback Production, Inc., a Nevada corporation (Outback), which is the owner of all of the outstanding membership interests of GO, and Gary Moores and Bill Wood, each a shareholder of Outback. The GO Agreement is effective as of October 2, 2007. The GO Agreement provides for Rio Vista GO to acquire all of the membership interests of GO, which operates an oil and gas pipeline business located in Pittsburg and Haskell counties in Oklahoma (the GO Assets). The total purchase price for the membership interests of GO is $4.0 million, consisting of cash and equity interests in Rio Vista. The cash portion of the purchase price is payable with $3.0 million due at closing. Rio Vista GO paid to Outback an initial deposit in the amount of $400,000 upon execution of the GO Agreement and an additional deposit in the amount of $400,000 on October 22, 2007 (collectively, the GO Deposits). The GO Deposits will be credited to the purchase price upon closing of the transaction but are not refundable to Rio Vista GO if the transaction does not close for any reason. The equity portion of the purchase price is payable by delivery of 91,996 common units of Rio Vista (the GO Units). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 (the GO Registration Statement) covering the GO Units within 90 days following the closing date of the GO Agreement. The GO Agreement contains customary representations, warranties and covenants of the parties and is subject to customary conditions to closing, including Rio Vista GO’s satisfaction with its due diligence review of GO and the GO Assets. Rio Vista may terminate the GO Agreement if it determines for any reason that it is not feasible to proceed with the transactions contemplated by the agreement (subject to forfeiture of the GO Deposits). If the transactions are not completed by November 19, 2007, Outback may terminate the GO Agreement and retain the GO Deposits.

On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ Stock Market (the Registration Date Price) is less than 80% of such price as so reported on the closing date (the Closing Date Price), Outback shall have the option for a period of 30 days to rescind the transactions contemplated by the GO Agreement unless Rio Vista GO agrees to deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Closing Date Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Closing Date Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO shall have the alternate option to pay the entire value of the GO Units based on the Closing Date Price in cash (the All Cash Payment), provided that Rio Vista GO makes the All Cash Payment in full within 10 business days following an election by Outback to rescind as provided above. Upon delivery of the All Cash Payment to the Seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.
Rio Vista has agreed to guarantee (as a primary obligor) all of the obligations of Rio Vista GO under the GO Agreement.
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

The following table sets forth the actual volumes purchased by PMI for the months January 2006 through October 2007.

Actual Volumes
Month	Sold/Transported
(gallons)
January 2006	14,757,646
February 2006	11,940,257
March 2006	11,606,435
April 2006	6,035,733
May 2006	5,733,193
June 2006	7,130,666
July 2006	4,937,441
August 2006	5,408,563
September 2006	6,402,253
October 2006	8,908,931
November 2006	9,906,874
December 2006	10,448,614
January 2007	10,362,590
February 2007	8,590,460
March 2007	8,772,010
April 2007	6,492,361
May 2007	5,818,669
June 2007	5,480,023
July 2007	5,552,780
August 2007	5,466,599
September 2007	6,892,100
October 2007	8,864,583
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
Letter of Intent for Retained Assets
Effective as of September 12, 2007, RVOP entered into a binding letter of intent (Letter of Intent) with TransMontaigne Partners L.P. (TLP), an affiliate of TransMontaigne regarding TLP’s acquisition of the Retained Assets (TLP Transaction). The total purchase price for the Retained Assets is $10.5 million, subject to adjustment as provided in the Letter of Intent. The net book value of the Retained Assets totaled $10.3 million at September 30, 2007. The purchase price is payable as an initial deposit of $6.5 million (as described below) upon execution of the Letter of Intent, with the remaining $4.0 million payable at closing (subject to adjustments).
Pursuant to the Letter of Intent, RVOP has also entered into the following agreements or instruments with TLP (the Collateral Documents), each dated as of September 12, 2007:
•	Restated and Amended Promissory Note (the Restated Promissory Note), in the principal amount of $1.0 million, payable to TPSI by RVOP on or before December 31, 2007.

•
Restated and Amended Security Agreement (the Restated Security Agreement), granting TLP and TPSI a first priority security interest in the Assets in order to secure the obligations of RVOP under the Letter of Intent and the Restated Promissory Note.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of POM.

•	First Priority Equity Interest Pledge Agreement, granting TLP and TPSI a first priority security interest in the corporate capital of Termatsal.

•
Assignment Agreement, assigning TLP and TPSI the existing rights of RVOP in the equity interests of Tergas in the event of a default by RVOP in its obligations under the Letter of Intent or the Restated Promissory Note.

Under the terms of the Letter of Intent and the Collateral Documents, TLP advanced a refundable deposit to RVOP in an amount equal to $6.5 million (the Refundable Deposit), which is to be repaid to TLP, with interest at the rate of 8% per annum, in the event the TLP Transaction does not close prior to December 31, 2007 or upon earlier termination of the Letter of Intent prior to the closing of the TLP Transaction. If the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. In addition, under the terms of the Letter of Intent, the maturity date of the $1.0 million promissory note due from RVOP to TPSI was extended to December 31, 2007. In the event the TLP Transaction is completed, the Restated Promissory Note shall be repaid by RVOP from the net proceeds resulting from the TLP Transaction.
The obligation to repay the Refundable Deposit and Promissory Note are secured by first priority security interests in the US Pipelines, a collateral assignment of the US Easements, and a pledge of the equity interests of the Included Subsidiaries. RZB has consented to the encumbrance of the Retained Assets pursuant to the Restated Security Agreement and has agreed to the subordination of its existing security interest in the Retained Assets to the security interest granted in favor of TLP, pursuant to a Lender’s Consent and Subordination Agreement dated as of September 12, 2007 executed by RZB.
Under the terms of the Letter of Intent, the parties have agreed to negotiate a final, definitive written stock and asset purchase agreement containing all of the terms of the TLP Transaction. The TLP Transaction is subject to completion of mutually acceptable definitive documentation and satisfactory completion of due diligence by TLP. RVOP has also agreed for a period extending through December 31, 2007 to negotiate exclusively with TLP for the sale of all or any part of the Retained Assets or any controlling interest in the equity of RVOP.

Potential Factors Affecting Future Demand For The Retained Assets:
Trends.
PMI has historically used the Matamoros Terminal Facility to load LPG by truck for product destined for the northeastern part of Mexico. Since April 2004, through the date of the Restated LPG Asset Sale, PMI contracted with the Company for LPG volumes which were significantly lower than amounts purchased by PMI in similar periods during previous years. The contract between TransMontaigne and PMI which expired on March 31, 2007, provided for minimum volumes lower than historical amounts. From April 1, 2007 through September 30, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. The Company believes that the reduction of volume commitments by PMI is based on additional LPG production by PEMEX being generated from the Burgos Basin field in Reynosa, Mexico, an area within the proximity of the Company’s Matamoros Terminal Facility and increased competition from U.S. suppliers (see below). Although the Company is not aware of the total amount of LPG actually being produced by PEMEX from the Burgos Basin, it is aware that PEMEX has constructed and is operating two new cryogenic facilities at the Burgos Basin which it believes may have a capacity of producing up to 12 million gallons of LPG per month. The Company also believes that PEMEX intends to install two additional cryogenic facilities, with similar capacity, to be operational in the near future. The Company is also not aware of the capacity at which the current cryogenic facilities are being operated. Furthermore, the Company is not aware of the actual gas reserves of the Burgos Basin or the gas quality, each of which could significantly impact LPG production amounts.
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
Dependence on TransMontaigne.
The ability of the Company to transport LPG using the Retained Assets is dependent on TransMontaigne, including TransMontaigne’s future contracts with PMI, and TransMontaigne’s ability to bring supplies of LPG into the Retained Assets. Currently, the Company believes that TransMontaigne’s options to obtain and deliver significant additional volumes of LPG in excess of the maximum volume committed under the Exxon Supply Agreement depends on TransMontaigne’s ability to bring shipments of LPG into the port of Brownsville via barges or ships to be delivered to its Brownsville terminal, railcar deliveries of LPG to its Brownsville Terminal and/or access to new pipelines which are capable of transporting LPG from other LPG suppliers into the Seadrift pipeline.

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
The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the three months and nine months ended September 30, 2006 and 2007, respectively:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September	September	September
	2006	30, 2007	30, 2006	30, 2007
Volume Sold
Fuel Products (millions of gallons)	18.9	18.2	49.2	52.1

Average sales price
Fuel Products (per gallon)	$2.24	$2.26	$2.20	$2.14

Results of Operations
The following summarizes the gross profit among the Company’s continuing operations consisting of Transportation and Terminaling and the Fuel Sales Businesses for the three months and nine months ended September 30, 2006 and 2007, respectively. All amounts are in thousands.
For the three months ended September 30, 2006

	Continuing Operations
	Transportation		Fuel
	and Terminaling		Sales	Total

Revenues	$380	(a)	$42,502	$42,882

Cost Of Sales	397	(b)	43,039	43,436

Gross Profit (Loss)	$(17)		$(537)	$(554)

For the three months ended September 30, 2007

	Continuing Operations
	Transportation	Fuel
	and Terminaling	Sales	Total

Revenues	$1,650	$40,981	$42,631

Cost Of Sales	1,271	40,808	42,079

Gross Profit (Loss)	$379	$173	$552

For the nine months ended September 30, 2006

	Continuing Operations
	Transportation		Fuel
	and Terminaling		Sales	Total

Revenues	$380	(a)	$107,963		$108,343

Cost Of Sales	1,384	(b)	107,654		109,038

Gross Profit (Loss)	$(1,004)		$309	$	(695)

For the nine months ended September 30, 2007

	Continuing Operations
	Transportation	Fuel
	and Terminaling	Sales	Total

Revenues	$2,765	$112,229	$114,994

Cost Of Sales	2,067	110,930	112,997

Gross Profit (Loss)	$698	$1,299	$1,997

(a)	LPG Transportation agreement revenue began August 22, 2006.

(b)	Consists of depreciation on Retained Assets and expenses related to the US-Mexico Pipelines and the Matamoros Terminal Facility.

Continuing Operations:
The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the Sold Assets, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). As a result, the results of operations from continuing operations reflects only the results associated with the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations and LPG, including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility, the Company’s Fuel Sales business and all indirect income and expenses of the Company. Revenues from the Company’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Regional’s results of operations commenced on July 28, 2007.
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
Revenues. Revenues for the three months ended September 30, 2007, were $42.6 million compared with $42.9 million for the three months ended September 30, 2006, a decrease of $0.3 million or 0.6%. Of this decrease, $1.7 million was attributable decreased volumes of Fuel Products sold during the three months ended September 30, 2007, partially offset by $248,000 attributable to increases in revenues associated with the LPG Transportation Agreement which commenced during August 2006 and $1.3 million attributable to revenues from Regional which commenced on July 28, 2007.
Cost of goods sold. Cost of goods sold for the three months ended September 30, 2007 was $42.1 million compared with $43.4 million for the three months ended September 30, 2006, a decrease of $1.4 million or 3.3%. Of this decrease, $1.7 million was attributable to attributable decreased volumes of Fuel Products sold during the three months ended September 30, 2007, $0.4 million was attributable to decreases in average costs of Fuel Products sold during the three months ended September 30, 2007, partially offset by $0.8 million attributable to costs associated with Regional operations which commenced on July 28, 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million for the three months ended September 30, 2007 compared with $1.1 million for the three months ended September 30, 2006. The increase was primarily attributable to increase compensation cost associated with the discount of the Richter Note (see note D to the unaudited consolidated financial statements), share based compensation related to options granted, and other fees paid in connection with consulting agreements.
Other income (expense). Other income was $.8 million for the three months ended September 30, 2007, compared with other income of $.6 million for the three months ended September 30, 2006. The increase in other income was due primarily to an increase in the minority interest in the losses of Rio Vista of $.4 million during the three months ended September 30, 2007 resulting from increased losses from continuing operations at Rio Vista during the three months ended September 30, 2007, partially offset by reduced interest related costs.
Nine months ended September 30, 2007 Compared With Nine months ended September 30, 2006
Revenues. Revenues for the nine months ended September 30, 2007, were $115.0 million compared with $108.3 million for the nine months ended September 30, 2006, an increase of $6.7 million or 5.8%. Of this increase, $6.4 million was attributable to increased volumes of Fuel Products sold during the nine months ended September 30, 2007, $1.4 million was attributable to increases in revenues associated with the LPG Transportation Agreement which commenced during August 2006 and $1.3 million attributable to revenues from Regional which commenced on July 28, 2007, partially offset by $2.1 million associated with decreases in average sales prices of Fuel Products sold during the nine months ended September 30, 2007.
Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2007 was $113.0 million compared with $109.0 million for the nine months ended September 30, 2006, an increase of $4.0 million or 3.6%. Of this increase, $6.2 million was attributable to increased volumes of Fuel Products sold during the nine months ended September 30, 2007 and $0.8 million attributable to costs associated with Regional operations which commenced on July 28, 2007, partially offset by $2.9 million attributable to decreases in average costs of Fuel Products sold during the nine months ended September 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.0 million for the nine months ended September 30, 2007 compared with $3.8 million for the nine months ended September 30, 2006. The increase was primarily attributable to increase compensation cost associated with the discount of the Richter Note (see note D to the unaudited consolidated financial statements), share based compensation related to options granted, and other fees paid in connection with consulting agreements.
Other income (expense). Other income was $1.7 million for the nine months ended September 30, 2007, compared with other income of $2.6 million for the nine months ended September 30, 2006. The decrease in other income was due primarily to a decrease in the minority interest in the losses of Rio Vista of $0.9 million during the nine months ended September 30, 2007 resulting from reduced losses from continuing operations at Rio Vista.
Discontinued Operations:
The following table shows the Company’s volume of LPG sold in gallons and average sales price for LPG for the three months and nine months ended September 30, 2006 and 2007.

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Volume Sold

LPG (millions of gallons) — PMI	9.0	—	66.2	—
LPG (millions of gallons) — Other	6.2	—	16.2	—

	15.2	—	82.4	—

Average sales price

LPG (per gallon) — PMI	$1.23	$—	$1.08	$—
LPG (per gallon) — Other	1.13	—	1.07	—

Sales of LPG ceased on August 21, 2006, immediately prior to the date of the Restated LPG Asset Sale
The Company’s results of operations from discontinued operations of its LPG sales business applies only for the three months and nine months ended September 30, 2006 since these operations were sold on August 21, 2006. As a result, there is no comparison of such operations presented for the three months and nine months ended September 30, 2006 and September 30, 2007.

Liquidity and Capital Resources
Rio Vista has minimum quarterly distribution arrearages payable to the limited partners and the General Partner for the quarters ended September 30, 2005 through September 30, 2006 totaling $2.4 million.
As a result of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business and from distributions from its interest in the General Partner, if any. The Fuel Sales Business may not provide Penn Octane with sufficient cash flow to meet its cash operating expenses. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement, assuming that the TLP Transaction is not consummated, from the operations of Regional and from the operations of the Oklahoma Assets subsequent to the date of the acquisitions, assuming that such acquisitions are consummated. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through September 30, 2007, TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Note is due on demand and otherwise is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement, the Regional operations and the Oklahoma Assets operations, if the acquisitions are consummated, will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. In addition, if the Oklahoma Asset acquisitions are consummated, the replacement for the existing Senior Secured Credit Facility may limit the amount of cash available for distributions. If the TLP Transaction is not closed and if the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. Both Penn Octane and/or Rio Vista may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets. In addition, at September 30, 2007, the Company has a working capital deficit of approximately $4.7 million.
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
Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of September 30, 2007, Penn Octane has a $10.0 million credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (7.75% at September 30, 2007) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
In connection with the Regional Acquisition, Rio Vista entered into a loan agreement (the Loan Agreement) with RZB dated July 26, 2007. The principal amount of the RZB Note is $5.0 million, due on demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. In connection with the RZB Note, New Regional granted to RZB a security interest in all of New Regional’s assets, including a deed of trust on real property owned by New Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of New Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by New Regional and RVOP.
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
In connection with the Company’s purchases of Fuel Products, letters of credit are issued based on anticipated purchases. Outstanding letters of credit for purchases of Fuel Products at September 30, 2007 totaled approximately $6.6 million of which approximately $4.8 million represents September 2007 purchases and approximately $1.8 million represents October 2007 purchases.
In connection with the Company’s purchase of Fuel Products, under the RZB Credit Facility, assets related to product sales (Fuel Assets) are required to be in excess of borrowings and commitments. At September 30, 2007, the Company’s borrowings and commitments were less than the amount of the Fuel Assets.
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying balance sheet at September 30, 2007 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $452,600. At September 30, 2007, such taxes in the amount of approximately $758,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $494,000 which is included in restricted cash in the Company’s balance sheet at September 30, 2007.
The following is a summary of the Company’s estimated minimum contractual obligations and commercial obligations as of September 30, 2007.

Payments due by Period
(Amounts in Millions)
		Less than	1 – 3	4 – 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations and Note Payable	$7.0	$6.6	$0.4	$—	$—
Operating Leases	—	—	—	—	—
LPG Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$7.0	$6.6	$0.4	$—	$—

	Amount of Commitment Expiration
	Per Period
	(Amounts in Millions)
	Total Amounts	Less than	1 – 3	4 – 5	Over
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Lines of Credit	$0.6	$0.6	$—	$—	$—
Standby Letters of Credit	6.6	6.6	—	—	—
Guarantees	N/A	N/A	N/A	N/A	N/A
Standby Repurchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Commercial Commitments	N/A	N/A	N/A	N/A	N/A

Total Commercial Commitments	$7.2	$7.2	$—	$—	$—

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
On both February 14, 2005 and May 13, 2005, Rio Vista made cash distributions of $487,000 for the quarters ended December 31, 2004 and March 31, 2005. Because of insufficient available cash, Rio Vista did not declare any other distributions for the quarters ended September 30, 2005 through September 30, 2006.
On October 26, 2006, January 18, 2007, May 4, 2007, July 31, 2007 and November 14, 2007, Rio Vista made cash distributions of $0.25 per unit totaling $487,412, $487,412, $487,412, $493,790 and $493,790 (including amount paid to the General Partner) for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively. Total arrearages in minimum quarterly distributions payable to the limited partners and General Partner after the November 2007 distribution are $2.4 million.
During July 2007, the board of managers of the General Partner approved a cash distribution to its common unit holders to pay the existing arrearage in the payment of quarterly distributions. The distribution is expected to be in an amount equal $2.4 million (including amount paid to the General Partner). The distribution is scheduled to be paid on or before December 31, 2007 to all holders of record of Rio Vista common units as of the close of business on August 7, 2007 subject to the sufficiency of available cash.
As a result of the exercise of the General Partner Options, from July 1, 2006, through July 19, 2007 Penn Octane was only entitled to receive 50% of any distributions paid by Rio Vista and distributed by the General Partner, including any distributions associated with arrearages prior to the exercise of the General Partner Options. Subsequent to July 19, 2007, as a result of the exercise of the Purchase Option, Penn Octane was entitled to receive 75% of any distributions paid by Rio Vista to the General Partner and distributed by the General Partner, including any distributions approved after July 19, 2007.
Leases
Norfolk Southern Leases
On January 1, 2003, Regional (as lessee) entered into a lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 3.1 acres of land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The lease includes the right to maintain existing warehouses, storage tanks for handling petroleum and chemical products, and necessary appurtenances. The lease term was January 1, 2003 through December 31, 2005. The lease has not been renewed and may be terminated by either party upon 30 days’ written notice. Rent is $1,500 per month subject to adjustment based on inflation.
On August 21, 2003, Regional (as lessee) entered into a siding lease agreement with Norfolk Southern Railway Company (as lessor) for approximately 750 feet of railroad sidings on land which is utilized in connection with Regional’s existing operations at Regional’s facilities in Hopewell, Virginia. The sidings may be used for handling various chemical products. The siding lease began on August 21, 2003 and continues until terminated by either party with 30 days’ written notice. Rent is $4,875 per year, payable in advance.

As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007 approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation.
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
Partnership Tax Treatment and Regional Income Taxes
See note M to the unaudited consolidated financial statements for discussion of partnership tax treatment.
Legal Proceedings
See note M to the unaudited consolidated financial statements for legal proceedings discussion.
Consulting Agreements
See note M to the unaudited consolidated financial statements for discussion of consulting agreements.
Customer Contracts
Asphalt Agreement
On November 30, 2000, Regional entered into a Storage and Product Handling Agreement with a customer with an effective date of December 1, 2000 (Asphalt Agreement). The Asphalt Agreement provides for the pricing, terms and conditions under which the customer will purchase terminal services and facility usage from Regional for the storage and handling of the customer’s asphalt products. The Asphalt Agreement was amended on October 15, 2002 with an effective date of December 1, 2002 (Amended Asphalt Agreement). The term of the Amended Asphalt Agreement is five years with an option by the customer for an additional five-year renewal term, which the customer exercised in July 2007. After the additional five-year term, the Amended Asphalt Agreement renews automatically for successive one-year terms unless terminated upon 120 days advance written notice by either party. The annual fee payable to Regional for the initial five-year term of the Amended Asphalt Agreement is approximately $500,000, payable in equal monthly installments, subject to adjustments for inflation and certain facility improvements. In exchange for the annual fee, Regional agrees to provide minimum annual throughput of 610,000 net barrels per contract year, with additional volume to be paid on a per barrel basis. During the term of the amended Asphalt Agreement, Regional agrees to provide three storage tanks and certain related equipment to the customer on an exclusive basis as well as access to Regional’s barge docking facility.

Fuel Oil Agreement
On November 16, 1998, Regional entered into a Terminal Agreement with a customer with an effective date of November 1, 1998, as amended on April 5, 2001, October 11, 2001 and August 1, 2003 (Fuel Oil Agreement). The Fuel Oil Agreement provides for the pricing, terms and conditions under which Regional will provide terminal facilities and services to the customers for the delivery of fuel oil. The agreement renews automatically for successive one-year terms unless terminated upon 365 days advance written notice by either party. Pursuant to the agreement, as amended, Regional agrees to provide three storage tanks, certain related pipelines and equipment, and at least two tractor tankers to the customer on an exclusive basis, as well as access to Regional’s barge docking facility. In exchange for use of Regional’s facilities and services, the customer pays an annual tank rental amount of approximately $300,000 plus a product transportation fee calculated on a per gallon basis, each subject to annual adjustment for inflation. Regional agrees to deliver a minimum daily quantity of fuel oil on behalf of the customer.
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
On June 15, 2007, in connection with a consulting agreement (Board Consulting Agreement) with Richard R. Canney (see note M to the unaudited consolidated financial statements), Penn Octane granted Mr. Canney a warrant to purchase 270,224 shares of Penn Octane common stock. The exercise price for the warrant is $0.70 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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

TransMontaigne Note
In connection with the purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005 (see note F to the unaudited consolidated financial statements), TransMontaigne loaned Rio Vista $1.3 million (TransMontaigne Note). The TransMontaigne Note was to be repaid, including interest, as a reduction of the total purchase price at the time of closing or 120 days following demand by TransMontaigne. The TransMontaigne Note was secured by the tank farm and certain LPG storage tanks located at the Brownsville Terminal Facility (Collateral). The TransMontaigne Note began to accrue interest on November 15, 2005 at the prime rate plus 2%. On August 22, 2006, in connection with the Rio Vista Restated PSA, the TransMontaigne Note was amended whereby Rio Vista paid $300,000 of principal and the TransMontaigne Note was extended to August 22, 2007. The TransMontaigne Note was also amended to substitute as collateral the US portion of the eight-inch pipeline owned by Rio Vista. The TransMontaigne Note bears interest at the rate of prime (7.75% as of September 30, 2007) plus 2% annually and interest is payable monthly. As a result of the TLP Transaction (see note F to the unaudited consolidated financial statements), the maturity date was extended to December 31, 2007.
Sellers’ Note
In connection with the Regional Acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition. The Company has recorded a discount of $115,677, representing the portion of interest associated with the note, which shall be amortized over the term of the note. For the period of July 28, 2007 through September 30, 2007, $9,640 was amortized.
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
General Partner Options. On July 1, 2006, Penn Octane’s 100% interest in the General Partner was decreased to 50% as a result of the exercise by Shore Capital LLC (Shore Capital), an affiliate of Mr. Richard Shore, Jr., former President of Penn Octane and former Chief Executive Officer of Rio Vista and by Mr. Jerome B. Richter, former chairman of the board of managers of the General Partner, of options to each acquire 25% of the General Partner (General Partner Options). The exercise price for each option was approximately $82,000 pursuant to the July 10, 2003 option agreements. Mr. Shore resigned from Penn Octane and Rio Vista in June 2005. Mr. Richter’s option was amended to permit payment of the exercise price by surrender of Penn Octane common stock having a fair market value equal to the exercise price. Mr. Richter paid the exercise price for his option by surrender of 136,558 shares of Penn Octane common stock. In connection with the exercise of the General Partner Options, Penn Octane retained voting control of the General Partner pursuant to a voting agreement with each of Shore Capital and Mr. Richter. In December 2006, Shore Capital transferred its interest in the General Partner to Shore Trading LLC, an affiliated entity (Shore Trading). Shore Trading was also a party to the voting agreement with Penn Octane.

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
The difference between the net book value of the 25% interest purchased and the purchase price totaling approximately $1.3 million has been included in goodwill in the accompanying unaudited consolidated balance sheet.
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
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Canney (see note M to the unaudited consolidated financial statements), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ Stock Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
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

In connection with the employment agreement with an executive of Regional, Rio Vista agreed to the grant of options to purchase a total of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to the executive. The options will vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under Rio Vista’s 2005 Equity Incentive Plan (2005 Plan) to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years form the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $56,000.
On September 12, 2007, the Company received a refundable deposit in the amount of $6.5 million in connection with the Letter of Intent (see note F to the unaudited consolidated financial statements).
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
Item 4T. Controls and Procedures.
The Company’s management, including the principal executive officer/principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures and therefore has conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting during the third quarter of the year ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See note M to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Business Factors. As a result of the Restated LPG Asset Sale, Penn Octane’s sources of cash flows are expected to be derived from the Fuel Sales Business and from distributions from its interest in the General Partner, if any. The Fuel Sales Business may not provide Penn Octane with sufficient cash flow to meet its cash operating expenses. Rio Vista’s sources of cash flows are expected to be derived from the LPG Transportation Agreement, assuming that the TLP Transaction is not consummated, from the operations of Regional and from the operations of the Oklahoma Assets subsequent to the date of the acquisitions, assuming that such acquisitions are consummated. Under the LPG Transportation Agreement, Rio Vista may only transport LPG on behalf of TransMontaigne using the Retained Assets. Accordingly, there is no assurance that TransMontaigne will utilize the Retained Assets and if so, at capacity levels which provide Rio Vista with gross profit. In addition, although TransMontaigne’s agreement with PMI expired on March 31, 2007, and TransMontaigne has continued to utilize the Retained Assets at historical levels, there can be no assurance that TransMontaigne will continue selling LPG to PMI. From April 1, 2007 through September 30, 2007 TransMontaigne has continued to sell LPG to PMI which has been transported using the Retained Assets in the volumes reflected above. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement and income taxes on Regional’s stand-alone consolidated earnings. The RZB Note is due on demand and otherwise is required to be paid within one year. The additional $1.0 million loan due in connection with the Regional Acquisition requires four semi-annual payments beginning December 27, 2007. There is no assurance that Regional’s operations will continue to be profitable and/or sufficient to cover the additional tax and debt obligations. There is no assurance that the LPG Transportation Agreement, the Regional operations and the Oklahoma Assets operations, if the acquisitions are consummated, will provide sufficient cash flow for Rio Vista to meet its future cash operating expenses. In addition, if the Oklahoma Asset acquisitions are consummated, the replacement for the existing Senior Secured Credit Facility may limit the amount of cash available for distributions. If the TLP Transaction is not closed and if the Refundable Deposit is not repaid by December 31, 2007, in addition to its rights under the Restated Security Agreement, TLP has the right to offset an amount equal to $0.0120 per gallon of LPG in transportation and terminaling fees currently paid by TLP or its affiliates to RVOP. Future natural gas production from the Oklahoma Assets, if the acquisitions are consummated and related reserves may prove lower than anticipated. The ability of Penn Octane and/or Rio Vista to complete future acquisitions may require the use of a portion or substantially all of Penn Octane’s and/or Rio Vista’s liquid assets, the issuance of additional debt and/or the issuance of additional stock and/or units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the RZB Credit Facility, the TransMontaigne Note and the RZB Loan Agreement. Accordingly Penn Octane and/or Rio Vista may be unable to obtain additional financing collateralized by those assets. Future acquisitions and expansions may not be successful, may substantially increase the Company’s indebtedness and contingent liabilities, and may create integration difficulties. The Company’s business would be adversely affected if operations at its transportation, terminal and distribution facilities were interrupted.
Management Factors. The Company is engaged in multiple acquisition, disposition and financing transactions, as well as ongoing operations in California, Texas, Virginia and Mexico. The Company has limited management resources to oversee these operations and transactions. The Company has limited experience managing the Virginia operations which were acquired in July 2007. The Company has not previously operated exploration and production (E&P) assets such as the Oklahoma Assets proposed to be acquired. These limitations may adversely affect the Company’s ability to execute its business strategy. The Company’s chief financial officer, Ian T. Bothwell, is currently also serving as acting president and acting chief executive officer. The Company is dependent upon the services of Mr. Bothwell and members of the board of directors of Penn Octane and the board of managers of the General Partner of Rio Vista. The loss of the services of any of these individuals could have a material adverse effect upon the Company. The Company currently does not have an employment agreement with Mr. Bothwell or key man life insurance.
Acquisition Factors. The advancement, cost and results of particular projects sought by the Company, including projects and/or acquisitions which do not specifically fall within the areas of the Company’s current lines of business will depend on: the outcome of negotiations for such projects and/or acquisitions; the ability of the Company’s management to manage such businesses; the ability of the Company to obtain financing for such acquisitions; business integration issues; changes in operating conditions or costs; and the occurrence of unforeseen operational difficulties. Rio Vista recently acquired Regional and has limited experience operating this business.

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
Competitive Factors. The energy and transportation and terminaling industries are highly competitive. There is competition within the industries and also with other industries in supplying the energy and fuel needs of the industrial and individual consumers. The Company competes with other companies in the sale or purchase of Fuel Products and as the transportation of products in the US and Mexican markets and employs all methods of competition which are lawful and appropriate for such purposes. A key component of the Company’s competitive position, particularly given the commodity nature of its products and services, is its ability to manage its expenses successfully, which requires continuous management focus on reducing costs and improving efficiency and its ability to secure unique opportunities for the purchase, sale and/or delivery methods of its products.
International Factors. Mexican economic, political and social conditions may change and adversely affect the Company’s operations. Assuming that the TLP Transaction is not consummated, the Company may not be able to continue operations in Mexico if Mexico restricts the existing ownership structure of its Mexican operations, requiring the Company to increase its reliance on Mexican nationals to conduct its business. The LPG market in Mexico has yet to be deregulated. Upon deregulation the Company will still be dependent on TransMontaigne because the Company can only transport LPG on behalf of TransMontaigne using the Retained Assets. The Company cannot predict the effect of deregulation on the Company. The Company’s contracts and Mexican business operations are subject to volatility in currency exchange rates which could negatively impact its earnings.
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
Industry and Economic Factors. The operations and earnings of the Company throughout the U.S. and Mexico are affected by local, regional and global events or conditions that affect supply and demand for the Company’s products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources for its products; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative hydrocarbon, fluctuation in prices of oil and natural gas or other energy sources or product substitutes.
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
Management Factors. The Company is engaged in multiple acquisition, disposition and financing transactions, as well as ongoing operations in California, Texas, Virginia and Mexico. The Company has limited management resources to oversee these operations and transactions. The Company has limited experience managing the Virginia operations which were acquired in July 2007. The Company has not previously operated exploration and production (E&P) assets such as the Oklahoma Assets proposed to be acquired. These limitations may adversely affect the Company’s ability to execute its business strategy. The Company’s chief financial officer, Ian T. Bothwell, is currently also serving as acting president and acting chief executive officer. The Company is dependent upon the services of Mr. Bothwell and members of the board of directors of Penn Octane and the board of managers of the general partner of Rio Vista. The loss of the services of any of these individuals could have a material adverse effect upon the Company. The Company currently does not have an employment agreement with Mr. Bothwell or key man life insurance.
Projections. Projections, estimates and descriptions of the Company’s plans and objectives included or incorporated in Part I. Items 1. and 2. and Part II. Items 1. and 1A. of this report are forward-looking statements. Actual future results could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See notes J, K and L to the unaudited consolidated financial statements included in this report.
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
Exhibit No.

2.1
Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Penn Octane Corporation and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.2
Purchase and Sale Agreement dated August 15, 2005 as amended and restated on August 15, 2006 entered into by and between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

2.3
Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (“Buyer”); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (“Merger Sub”); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (“Company”); The Shareholders Of Company; And W. Gary Farrar, Jr. (“Principal”). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

2.4
Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

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

Exhibit No.

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

10.30
Ella-Brownsville Pipeline Lease Agreement effective as of August 1, 2006 between Seadrift Pipeline Corporation and Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on August 14, 2006, SEC File No. 000-24394).

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

10.46
Consulting Agreement with An Effective Date Of November 1, 2006 By And Between Penn Octane Corporation And Rio Vista Energy Partners L.P. And Ricardo Rodriguez Canney. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.47
Consulting Agreement Made And Entered Into As Of The 2nd Day Of July, 2007 Between Rio Vista Energy Partners, L.P. And Ceocast, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.48
Employment And Non-Competition Agreement Effective As Of The 27th Day Of July, 2007 Made By And Between Regional Enterprises, Inc. And W. Gary Farrar, III. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.49
Escrow Agreement Between Rio Vista Energy Partners L.P., Regional Enterprises, Inc., W. Gary Farrar, Jr., A Resident Of The Commonwealth Of Virginia, And First Capital Bank, Effective As Of The 27th Day Of July, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.50
Loan Agreement Dated As Of July 26, 2007, And Entered Into Between Rio Vista Energy Partners L.P. And RZB Finance LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.51
Guaranty And Agreement Between Regional Enterprises, Inc. And RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.52
Guaranty And Agreement Between Penn Octane Corporation and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

Exhibit No.

10.53
Guaranty And Agreement Between Rio Vista Operating Partnership L.P. and RZB Finance LLC Dated As Of July 26, 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.54
$5,000,000 Promissory Note Dated July 26, 2007 Issued By Rio Vista Energy Partners L.P., To RZB Finance LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.55
General Security Agreement dated July 26, 2007 between RZB Finance LLC and Regional Enterprises, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.56
Pledge Agreement, Made This 26th Day Of July, 2007, By And Between: Rio Vista Energy Partners L.P. And RZB Finance LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.57
First Amendment To Line Letter Dated As Of July 26, 2007, Between RZB Finance LLC And Penn Octane Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.58
Debt Assumption Agreement Made As Of The 26th Day Of July, 2007, By And Between Rio Vista Energy Partners L.P. And Regional Enterprises, Inc., A Virginia Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.59
$5,000,000 Debt Assumption Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., To Rio Vista Energy Partners L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.60
$2,500.000 Promissory Note Dated July 26, 2007 Issued By Regional Enterprises, Inc., To Rio Vista Energy Partners L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.61
Environmental Indemnity Agreement Made As Of The 26th Day Of July, 2007 By Regional Enterprises, Inc. And RZB Finance LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

10.62
Reaffirmation Of Security Agreements, Dated As Of July 26, 2007 By And Among Rio Vista Energy Partners L.P., Penn Octane Corporation And Rio Vista Operating Partnership L.P. And RZB Finance LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

14.1
Penn Octane Corporation Code of Business Conduct (2007) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

10.63	Binding Letter of Intent made and entered into by and between Transmontaigne Partners L.P. and Rio Vista Operating Partnership L.P. effective and binding as of September 12, 2007

10.64	Restated and amended Promissory Note dated September 12, 2007 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

10.65	Restated and Amended Security Agreement made this 12th day of September 2007, among Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P.

10.66
First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V.

10.67
First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC , and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Termatsal, S. de R.L. de C.V.

10.68	Assignment Agreement entered into on this 12th day of September, 2007 by and between Rio Vista Operating Partnership L.P., and TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.
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

PENN OCTANE CORPORATION
November 19, 2007	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.63	Binding Letter of Intent made and entered into by and between Transmontaigne Partners L.P. and Rio Vista Operating Partnership L.P. effective and binding as of September 12, 2007

10.64	Restated and amended Promissory Note dated September 12, 2007 between Rio Vista Operating Partnership L.P. and TransMontaigne Product Services Inc.

10.65	Restated and Amended Security Agreement made this 12th day of September 2007, among Rio Vista Operating Partnership, L.P. and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P.

10.66
First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC, and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Penn Octane de Mexico, S. de R.L. de C.V.

10.67
First Priority Equity Interest Pledge Agreement entered into on this 12th day of September, 2007 by and among Rio Vista Operating Partnership, L.P., Penn Octane International, LLC , and TransMontaigne Product Services, Inc. and TransMontaigne Partners L.P. with the acknowledgment of Termatsal, S. de R.L. de C.V.

10.68	Assignment Agreement entered into on this 12th day of September, 2007 by and between Rio Vista Operating Partnership L.P., and TransMontaigne Partners L.P. and TransMontaigne Product Services, Inc.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a – 14(a) / 15d – 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.