Form 10-Q
period 2008-03-31
PENN OCTANE CORP
filed 2008-05-20
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, outstanding on May 19, 2008 was 15,406,187.

PENN OCTANE CORPORATION

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2007 and 2008, and the consolidated statement of cash flows for the three months ended March 31, 2007 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penn Octane Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2008, we expressed an unqualified opinion on those consolidated financial statements.
Our auditors’ report on the Company’s financial statements as of December 31, 2007 included an explanatory paragraph referring to the matters discussed in Note S of those consolidated financial statements which raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note N to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company’s ability to continue as a going concern.
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
May 20, 2008

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2007	2008
		(Unaudited)
Current Assets
Cash	$4,339,000	$2,645,000
Restricted cash	2,500,000	843,000
Trade accounts receivable (less allowance for doubtful accounts of $255,000 and $0 at December 31, 2007 and March 31, 2008, respectively)	4,261,000	7,678,000
Inventories	2,563,000	2,627,000
Deferred tax asset	608,000	608,000
Prepaid expenses and other current assets	744,000	507,000

Total current assets	15,015,000	14,908,000

Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	26,430,000
Property, plant and equipment — net	12,983,000	13,083,000
Other non-current assets	11,000	11,000
Goodwill	6,463,000	6,463,000

Total assets	$60,669,000	$60,895,000

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2007	2008
		(Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,498,000	$4,451,000
Short-term debt	5,493,000	5,499,000
Revolving line of credit	—	3,591,000
Fuel Products trade accounts payable	4,526,000	1,634,000
Other accounts payable	2,879,000	3,617,000
Taxes payable	618,000	582,000
Accrued liabilities	2,266,000	3,256,000

Total current liabilities	19,280,000	22,630,000

Commitments and contingencies	—	—
Long-term debt, less current maturities, net of discount	21,250,000	20,075,000
Deferred income tax — non-current	3,238,000	3,238,000
Minority interest	11,467,000	9,975,000
Stockholders’ Equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,386,187 and 15,406,187 shares issued and outstanding at December 31, 2007 and March 31, 2008	154,000	154,000
Additional paid-in capital	29,271,000	29,594,000
Accumulated deficit	(23,991,000)	(24,771,000)

Total stockholders’ equity	5,434,000	4,977,000

Total liabilities and stockholders’ equity	$60,669,000	$60,895,000

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Revenues	$39,382,000	$33,403,000
Cost of goods sold	38,438,000	32,521,000

Gross profit	944,000	882,000
Selling, general and administrative expenses and other
Legal and professional fees	476,000	721,000
Salaries and payroll related expenses	407,000	1,058,000
Other	521,000	983,000

	1,404,000	2,762,000

Operating loss from operations	(460,000)	(1,880,000)
Other income (expense)
Interest and Fuel Products financing expense	(152,000)	(956,000)
Interest income	13,000	10,000
Minority interest in loss	460,000	2,051,000

Loss from operations before taxes	(139,000)	(775,000)
(Benefit) provision for income taxes	(27,000)	5,000

Net loss	$(112,000)	$(780,000)

Net loss per common share	$(0.01)	$(0.05)

Weighted average common shares outstanding	15,386,187	15,406,187

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(112,000)	$(780,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	167,000	495,000
Amortization of loan discount	—	19,000
Share-based payment expense	95,000	276,000
Unit-based compensation	—	145,000
Minority interest	(460,000)	(1,975,000)
Beneficial conversion	—	14,000
Changes in current assets and liabilities:
Trade accounts receivable	(6,392,000)	(3,417,000)
Inventories	96,000	(64,000)
Prepaid expenses and other current assets	(19,000)	141,000
Deferred tax asset	(42,000)	—
LPG and Fuel Products trade accounts payable	2,524,000	(2,893,000)
Other accounts payable and accrued liabilities	656,000	2,105,000
U.S. and Foreign taxes payable	(61,000)	(50,000)

Net cash used in operating activities	(3,548,000)	(5,984,000)
Cash flows from investing activities:
Capital expenditures	(165,000)	(827,000)
Decrease in other non-current assets	(102,000)	—

Net cash used in investing activities	(267,000)	(827,000)
Cash flows from financing activities:
Decrease (increase) in restricted cash	(318,000)	1,656,000
Revolving credit facilities	3,119,000	3,591,000
Distributions paid to minority interests	(478,000)	(607,000)
Distributions paid to the minority owners of the general partner	(10,000)	—
Stockholder’s note	41,000	—
Reduction in debt	—	(250,000)
Exercise of options of Rio Vista	—	774,000
Costs of registration	—	(202,000)
Other	—	155,000

Net cash provided by financing activities	2,354,000	5,117,000

Net decrease in cash	(1,461,000)	(1,694,000)
Cash at beginning of period	8,766,000	4,339,000

Cash at end of period	$7,305,000	$2,645,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$182,000	$1,084,000

Taxes	$110,000	$—

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$95,000	$—

Unit based compensation	$—	$145,000

Share based compensation	$—	$276,000

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
Until December 31, 2007, Penn Octane was focused on the operation of the LPG terminal facility and the pipelines. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne to transport their LPG on a fee for services basis. In addition, since June 2004, Penn Octane has been a reseller of Fuel Products. Penn Octane sells Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, the Company no longer operates the assets associated with the LPG business it had historically conducted.
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma assets and employed approximately six employees, consisting of four field workers and two office staff personnel as of such date.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note I).
In May 2008, Penn Octane’s board of directors approved a plan to sell its fuel sales inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of cash, accounts receivable and inventories.
Basis of Presentation
The accompanying unaudited consolidated financial statements include Penn Octane and its United States subsidiaries including PennWilson CNG, Inc. (PennWilson), Rio Vista GP, LLC and Penn CNG Holdings, Inc. and Rio Vista and its U.S. and Mexican subsidiaries, including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO LLC (GO), MV Pipeline Company (MV), Operating, Regional and Penn Octane International, L.L.C., and its Mexican subsidiaries, Penn Octane de Mexico, S. de R.L. de C.V. (PennMex) and Termatsal, S. de R.L. de C.V. (Termatsal) and its consolidated affiliate, Tergas, S. de R.L. de C.V. (Tergas), collectively “the Company”. The Mexican subsidiaries were sold on December 31, 2007. All significant intercompany accounts and transactions are eliminated.
The unaudited consolidated balance sheet as of March 31, 2008, the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2008 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2008, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2008, the unaudited consolidated results of operations for the three months ended March 31, 2007 and 2008 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2008.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to prior period balances to conform to the current presentation. All reclassifications have been consistently applied to the periods presented.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — LOSS PER COMMON SHARE
The following tables present reconciliations from net loss per common share to loss from continuing operations per common share assuming dilution (see note H for the warrants):

	For the three months March 31, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(112,000)

Basic EPS
Net loss available to common stockholders	(112,000)	15,386,189	$(0.01)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

	For the three months March 31, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	$(780,000)

Basic EPS
Net loss available to common stockholders	(780,000)	15,406,187	$(0.05)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

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
The Company utilizes share-based awards as a form of compensation for employees, officers and directors. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company recorded share-based payment expense for employees and nonemployees of $95,000 ($0.01 per common share) and $421,000 ($0.02 per common share) for the three months ended March 31, 2007 and 2008, respectively under the fair value provisions of SFAS 123R.
NOTE D — A FORMER OFFICER OF THE COMPANY NOTES
Note Receivable
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — A FORMER OFFICER OF THE COMPANY NOTES — Continued
Note Payable
On April 15, 2008, Mr. Richter agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista (Due Date). The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	March 31,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,048,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	3,957,000
Automotive equipment	2,438,000	2,438,000

	6,500,000	6,632,000

	13,256,000	13,680,000
Other	338,000	370,000

	13,594,000	14,050,000
Less: accumulated depreciation and amortization	(611,000)	(967,000)

	$12,983,000	$13,083,000

Depreciation expense of property, plant and equipment from operations totaled $167,000 and $379,000 for the three months ended March 31, 2007 and 2008, respectively.
NOTE F — INVENTORIES

	December 31, 2007		March 31, 2008
	Gallons	LCM	Gallons	LCM

Fuel Products	1,043,000	$2,563,000	545,000	$2,627,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS
Short-term debt obligations were as follows:

	December 31,	March 31,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note (net of discount of $7,000 and $1,000, respectively)	493,000	499,000

	$5,493,000	$5,499,000

Long-term debt obligations were as follows:

TCW Credit Facility (net of discount of $11,000 and $2,000, respectively)	$23,689,000	$23,698,000
Seller’s Note — Regional (net of discount of $78,000 and $59,000, respectively)	922,000	691,000
Other	137,000	137,000

	24,748,000	24,526,000
Less current portion	3,498,000	4,451,000

	$21,250,000	$20,075,000

Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. For three months ended March 31, 2008, $19,000 was amortized.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penn LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000 which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to investors under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the common units issued pursuant to the conversion feature within 90 days following the first exercise of the conversion feature.
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
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $14,000 for the three months ended March 31, 2008.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — STOCK WARRANTS
2001 Warrant Plan
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
NOTE I — COMMON UNITS AND OPTIONS OF RIO VISTA
Common Units
On June 29, 2007, the Board of Managers of the General Partner of Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007 and an additional 8,333 units on January 1, 2008, with the remaining 8,333 units vesting on July 1, 2008 or upon a change in control event. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.
Private Placement of Common Units
On November 29, 2007, Rio Vista and the General Partner, entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, the Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (the Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The total purchase price of the Common Units was $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Private Placement of Common Units — Continued
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. The form S-3 is expected to be declared effective during the second quarter of 2008. Rio Vista is required to pay liquidated damages to Standard General if the registration statement was not declared effective by April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. If payment of such damages in cash would result in a default under any credit agreement of Rio Vista, in lieu of a cash payment Rio Vista may issue additional common units at a discount of 5% to the closing price for such units as reported by the Nasdaq Global Market. Liquidated damages in the amount of $80,000 are included in expense for the three months ended March 31, 2008.
On March 7, 2008, the Board of Managers of the General Partner approved the grant of a unit bonus of 8,812 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on March 7, 2008.
On March 7, 2008, a total of 61,875 options to acquire common units of Rio Vista were exercised by holders of such options. Total proceeds received from the exercises were $774,000. In addition, on March 7, 2008, 15,625 options to acquire common units of Rio Vista were exercised by a holder through the offset of a severance obligation in connection with that employee’s termination.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Private Placement of Common Units — Continued
The common units represent limited partner interests in Rio Vista. The holders of common units are entitled to participate in Rio Vista’s distributions and exercise the rights or privileges available to limited partners under the partnership agreement. The holders of common units have only limited voting rights on matters affecting Rio Vista. Holders of common units have no right to elect the General Partner or its managers on an annual or other continuing basis. Penn Octane elects the managers of the General Partner. Although the General Partner has a fiduciary duty to manage Rio Vista in a manner beneficial to Rio Vista and its unitholders, the managers of the General Partner also have a fiduciary duty to manage the General Partner in a manner beneficial to Penn Octane and the other owners of the General Partner. The General Partner generally may not be removed except upon the vote of the holders of at least 80% of the outstanding common units; provided, however, if at any time any person or group, other than the General Partner and its affiliates, or a direct or subsequently approved transferee of the General Partner or its affiliates, acquires, in the aggregate, beneficial ownership of 20% or more of any class of units then outstanding, that person or group will lose voting rights on all of its units and the units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. In addition, the partnership agreement contains provisions limiting the ability of holders of common units to call meetings or to acquire information about Rio Vista’s operations, as well as other provisions limiting the ability of holders of common units to influence the manner or direction of management.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Distributions of Available Cash
All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” (as defined in the partnership agreement) in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by the General Partner. The General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Distributions of Available Cash — Continued
Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
Common Unit Options
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under Rio Vista’s 2005 Equity Incentive Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities.
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
On December 13, 2007, Lexington Insurance Company (Lexington) filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho and Gonzalez litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. A trial date is currently set for September 2008. According to local counsel, Gonzalez was referenced in the original complaint only because the plaintiff’s lawyers were unaware that Gonzalez had been settled prior to filing. It is unclear, however, to the extent Lexington is successful in its action, whether the plaintiff will request repayment of all settlement and litigation expenses paid by the insurance carrier in Gonzalez. Furthermore, if there is a determination that there is no insurance coverage resulting in Penn Octane and Rio Vista having to fund all defense costs as well as any material settlement or judgment amount in the Camacho suit, this could have a material adverse effect on Penn Octane’s and Rio Vista’s business, financial condition and results of operations.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES
Legal Proceedings — Continued
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc. Neither Rio Vista nor Rio Vista Penny were parties to this agreement, nor were they named in the Energy Spectrum’s counter claim. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility and Letters of Credit
Penn Octane finances its purchases of Fuel Products through its credit facility with RZB. As of March 31, 2008, Penn Octane had a $10,000,000 credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at March 31, 2008) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit — Continued
Under the terms of the RZB Credit Facility, all cash from Penn Octane Fuel Products sales is deposited directly into a restricted cash account under the direction of RZB to pay down all obligations of Penn Octane arising under RZB Credit Facility. Accordingly, Penn Octane only receives net proceeds from the restricted cash account when the amounts of acceptable collateral provided by Penn Octane and /or Rio Vista exceed all liabilities under the outstanding letters of credit and/or loans issued on behalf of Penn Octane, at the sole discretion of RZB. The balance of restricted cash reflected in the accompanying unaudited balance sheet at March 31, 2008 has been reduced by the amount of cash held by RZB which exceeds obligations covered by the RZB Credit Facility.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $453,000. At March 31, 2008, such taxes in the amount of approximately $768,000 were due. The letters of credit issued have all been secured by cash in the amount of approximately $683,000 which is included in restricted cash in the Company’s balance sheet at March 31, 2008.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Leases — Continued
Norfolk Southern Leases — Continued
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Consulting Agreement
Effective November 2006, Penn Octane and Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Jerome Richter, a former officer of Penn Octane. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The term of the Consulting Agreement is six months following the Effective Date. The Consulting Agreement renews for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of March 31, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of March 31, 2008, the Company recorded additional expense of $9,323 associated with the agreement.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional and MV Income Taxes
Rio Vista, excluding Regional and MV, is not a taxable entity for U.S. tax purposes (see below) and incurs no U.S. Federal income tax liability. Regional and MV are corporations and as such are subject to U.S. Federal and State corporate income tax. Each unitholder of Rio Vista is required to take into account that unitholder’s share of items of income, gain, loss and deduction of Rio Vista in computing that unitholder’s federal income tax liability, even if no cash distributions are made to the unitholder by Rio Vista. Distributions by Rio Vista to a unitholder are generally not taxable unless the amount of cash distributed is in excess of the unitholder’s adjusted basis in Rio Vista.
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
NOTE K — OIL AND GAS HEDGING ACTIVITIES
Rio Vista sells oil and gas in the normal course of its business and utilizes hedging contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
For the three months ended March 31, 2008, Rio Vista had one contract for 0.8 MMcf/d @ $6.70/Mcf. Subsequent to March 31, 2008, the following contracts are in effect:

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
NOTE L — RELATED PARTY TRANSACTIONS
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
(UNAUDITED)
NOTE L — RELATED PARTY TRANSACTIONS — Continued
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
NOTE M — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to March 31, 2008. Effective February 2008, Penn Octane commenced sponsoring of a 401K Plan covering all eligible employees of Penn Octane. Since the plan’s inception to March 31, 2008, Penn Octane has made no discretionary contributions.
NOTE N — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months ended March 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $9,950,000.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — REALIZATION OF ASSETS — Continued
Penn Octane has guaranteed the RZB Note. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Rio Vista’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Rio Vista at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
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
NOTE O — SEGMENT INFORMATION
The Company has the following reportable segments for the three months ended March 31, 2008: Transportation and Terminalling, Oil and Gas and Fuel Sales. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services, the Oil and Gas segment produces, transports and sells oil and gas and the Fuel Sales segment is a reseller of gasoline and diesel fuel.
Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months ended March 31, 2007 and 2008. The Transportation and Terminalling segment commenced August 22, 2006, the Oil and Gas segment commenced November 19, 2007 and the Fuel Sales segment commenced in 2004.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued

Three months ended March 31, 2007:	LPG Transportation	Fuel Sales	Totals

Revenues from external customers	$679,000	$38,703,000	$39,382,000
Interest expense	26,000	123,000	149,000
Interest income	—	—	—
Depreciation and amortization	165,000	—	165,000
Segment gross profit	285,000	659,000	944,000
Segment assets	16,317,000	13,247,000	29,564,000
Segment liabilities	2,094,000	12,162,000	14,256,000
Expenditure for segment assets	—	2,000	2,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$39,382,000
Elimination of intersegment revenues			—

Total consolidated revenues			$39,382,000

Profit (loss)
Total gross profit for reportable segments			$944,000
Selling, general and administrative expense			(1,404,000)
Interest and Fuel Products financing expense			(152,000)
Interest income			13,000
Minority interest in loss			460,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated loss from operations before taxes			$(139,000)

Assets
Total assets for reportable segments			$29,564,000
Other assets			3,371,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$32,935,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — SEGMENT INFORMATION — Continued

	Transportation
	and
Three months ended March 31, 2008:	Terminalling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$2,107,000	$1,937,000	$30,308,000	$34,352,000
Interest expense	222,000	638,000	77,000	937,000
Interest income	—	7,000	—	7,000
Depreciation and amortization	282,000	211,000	—	493,000
Segment gross profit	345,000	325,000	202,000	872,000
Segment assets	12,519,000	35,929,000	9,234,000	57,682,000
Segment liabilities	4,472,000	26,515,000	6,168,000	37,155,000
Expenditure for segment assets	168,000	683,000	—	851,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments				$34,352,000
Elimination of intersegment revenues				(949,000)
Other revenues				—

Total consolidated revenues				$33,403,000

Profit (loss)
Total gross profit for reportable segments				$872,000
Total other gross profit (loss)				10,000
Selling, general and administrative expense and other				(2,762,000)
Interest and Fuel Products financing expense				(956,000)
Interest income				10,000
Minority interest in loss				2,051,000
Elimination of intersegment profits				—
Unallocated amounts
Corporate headquarters expense				—
Other expenses				—

Consolidated loss from operations before taxes				$(775,000)

Assets
Total assets for reportable segments				$57,682,000
Other assets				3,213,000
Corporate headquarters				—
Other unallocated amounts				—

Total consolidated assets				$60,895,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — INCOME TAXES
Penn Octane has losses for the three months ended March 31, 2007 and 2008 and recorded no income tax expense or income tax benefit.
Income taxes for Regional were $5,000, for the three months ended March 31, 2008 with an effective state and federal rate of 38%. MV had an immaterial loss and recorded no income tax expense or income tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Penn Octane Corporation (“Penn Octane”) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. and its subsidiaries (“Rio Vista”) are collectively hereinafter referred to as the “Company”.
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2008) refer to the Company’s fiscal year ended December 31.
Cautionary Statement Regarding Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
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
All of these types of statements, other than statements of historical fact included in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section in Penn Octane’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
Historical Assets and Operations
Until December 31, 2007, Penn Octane was focused on the operation of the LPG terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates (TransMontaigne) to transport their LPG on a fee for services basis. In addition, since June 2004, the Company has been a reseller of Fuel Products. The Company sells Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, The Company no longer operates the assets associated with the LPG business it had historically conducted.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional, and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets and employed approximately six employees, consisting of four field workers and two office staff personnel as of such date.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000.
In May 2008, Penn Octane’s board of directors approved a plan to sell its fuel sales inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of accounts receivable and inventories.
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
The following table shows the Company’s volume sold and delivered in gallons and average sales price for the Fuel Products for the three months ended March 31, 2007 and 2008, respectively:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2008
Volume Sold
Fuel Products (millions of gallons)	19.5	10.9

Average sales price
Fuel Products (per gallon)	$1.99	$2.79
Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the acquisition of Regional’s business and the Oklahoma assets, the Company’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma assets and current prices for oil and natural gas, there is not expected to be sufficient cash from its operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Rio Vista has minimal management experience operating oil and gas properties and will be relying on the assistance of its Chairman of the Board and outside consultants to provide ongoing management expertise. Additional production from the Oklahoma assets will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista has only secured funding for its planned development through April 2008, and such development is not expected to increase cash flow to the levels needed for payment of operating costs and debt service. In addition, Rio Vista projects the monthly cash flows received form the Oklahoma assets during the months of April through September will be less than during the months of October through March as a result of seasonality.

In addition, pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. However, the TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. As a result, Rio Vista may not have sufficient available cash to pay its separate general and administrative and other operating expenses, debt service and/or minimum quarterly distributions to unitholders. In addition, Rio Vista may not be able to distribute to its unitholders sufficient cash to meet the tax obligations of unitholders associated with the ownership of common units.
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
See note G to the unaudited consolidated financial statements for Rio Vista’s debt obligations and note J for a discussion of the RZB Credit Facility.
Credit Arrangements. Penn Octane finances its purchases of Fuel Products through its credit facility with RZB Finance, LLC (RZB). As of March 31, 2008, Penn Octane had a $10.0 million credit facility available with RZB for demand loans and standby letters of credit (RZB Credit Facility) to finance Penn Octane’s purchases of Fuel Products. The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.
Under the RZB Credit Facility, the Company pays a fee with respect to each letter of credit thereunder in an amount equal to the greater of (i) $500, (ii) 2% of the maximum face amount of such letter of credit for Fuel Products, or (iii) such higher amount as may be agreed to between the Company and RZB. Any loan amounts outstanding under the RZB Credit Facility accrue interest at a rate equal to the rate announced by the JPMorgan Chase Bank as its prime rate (5.25% at March 31, 2008) plus 2.5%. Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time. In addition to the fees described above, the Company is required to pay RZB annual fees of $25,000.
Debt Obligations
RZB Loan Agreement
In July 2007, Rio Vista and Regional entered into a $5 million loan agreement (RZB Loan Agreement) with RZB Finance LLC (RZB) dated July 26, 2007. The loan is due on demand, with a one-year maturity. Any borrowings under the RZB Loan Agreement bear a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. Under the RZB Loan Agreement, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Loan Agreement, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of March 31, 2008, Rio Vista had $5 million outstanding under the RZB Loan Agreement and was in compliance with all of the covenants thereunder.

TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2,200,000 of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. As of March 31, 2008, Rio Vista had $23.7 million outstanding under the TCW Credit Facility and was in compliance with all of the covenants thereunder.
RZB Credit Facility Guarantee
As of March 31, 2008, Penn Octane had a $10,000,000 credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility). In connection with the spin-off of the LPG business by Penn Octane to Rio Vista, Rio Vista agreed to guarantee Penn Octane’s obligations with respect to the RZB Credit Facility. In connection with Rio Vista’s guaranty, Rio Vista granted RZB a security interest and assignment in any and all of Rio Vista’s accounts, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. In addition, Rio Vista may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. Rio Vista may also be prohibited from making any distributions to unit holders if it would cause an event of default, or if an event of default is existing, under the RZB Credit Facility.
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
Regional Note
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. For the three months ended March 31, 2008, $19,000 was amortized.
Distributions of Available Cash. All Rio Vista unitholders have the right to receive distributions from Rio Vista of “available cash” (as defined in the partnership agreement) in an amount equal to at least the minimum distribution of $0.25 per quarter per unit, plus any arrearages in the payment of the minimum quarterly distribution on the units from prior quarters subject to any reserves determined by our General Partner. Our General Partner has a right to receive a distribution corresponding to its 2% General Partner interest and the incentive distribution rights described below. The distributions are to be paid within 45 days after the end of each calendar quarter. However, Rio Vista is prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under any obligation of Penn Octane which Rio Vista has guaranteed.

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
Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
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
As replacement of the foregoing leases, Regional is currently negotiating with Norfolk Southern for the purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. On June 1, 2007, Regional executed a letter of intent from Norfolk Southern dated May 29, 2007. Regional received a letter form Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast will receive cash fees of $7,500 per month and Rio Vista shall also issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units contained in the consulting agreement. The delivery of any Common Units shall be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of March 31, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of March 31, 2008, the Company recorded additional expense of $9,323 associated with the agreement.

Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months ended March 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $10 million.
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
Penn Octane has guaranteed the RZB Note. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and RZB Credit Facility, and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Rio Vista’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Rio Vista at December 31, 2007 contained an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
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

Results of Operations
Because of our rapid growth through acquisitions during this past year, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the assets that have been disposed, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). The results of operations from continuing operations reflect only the results associated with (i) the Transportation and Terminaling Business consisting of Regional’s transportation of bulk liquids and its related terminalling and storage services (ii) the LPG (sold December 31, 2007) operations of the US-Mexico Pipelines and Matamoros Terminal Facility, (iii) the Company’s Fuel Sales business, and (iv) the oil and gas operations associated with the Oklahoma assets, and all indirect income and expenses of the Company relating thereto. Revenues from the Company’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Revenues from the Oil and Gas segment commenced on November 19, 2007.
Continuing Operations
Three months ended March 31, 2008 Compared with Three Months ended March 31, 2007
THREE MONTHS ENDED MARCH 31, 2008

	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	30,308,000	988,000	2,107,000	—	—	33,403,000

Cost Of Goods Sold	30,106,000	663,000	1,762,000	—	(10,000)	32,521,000

Gross Profit	202,000	325,000	345,000	—	10,000	882,000

Selling, General And Administrative Expenses	191,000	29,000	245,000	—	2,297,000	2,762,000

Operating Income (loss)	11,000	296,000	100,000	—	(2,287,000)	(1,880,000)
Other Income (Expense)
Interest and Fuel Products Financing Expense	(77,000)	(638,000)	(222,000)	—	(19,000)	(956,000)

Interest Income	—	7,000	—	—	3,000	10,000

Minority Interest	—	—	—	—	2,051,000	2,051,000

Loss From Operations Before Taxes	(66,000)	(335,000)	(122,000)	—	(252,000)	(775,000)

Provision For Income Taxes	—	—	5,000	—	—	5,000

Net Loss	(66,000)	(335,000)	(127,000)	—	(252,000)	(780,000)

THREE MONTHS ENDED MARCH 31, 2007

	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	38,703,000	—	—	679,000	—	39,382,000

Cost Of Goods Sold	38,044,000	—	—	394,000	—	38,438,000

Gross Profit	659,000	—	—	285,000	—	944,000

Selling, General and Administrative Expenses	222,000	—	—	61,000	1,121,000	1,404,000

Operating Income (Loss)	437,000	—	—	224,000	(1,121,000)	(460,000)
Other Income (Expense)
Interest and Fuel Products Financing Expense	(123,000)	—	—	(26,000)	(3,000)	(152,000)

Interest Income	—	—	—	—	13,000	13,000

Minority Interest	—	—	—	—	460,000	460,000

Income (Loss) From Operations Before Taxes	314,000	—	—	198,000	(651,000)	(139,000)

Provision For Income Taxes (Benefit)	15,000	—	—	—	(42,000)	(27,000)

Net Income (Loss)	299,000	—	—	198,000	(609,000)	(112,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 and sold December 31, 2007

(d)	Business ceased in May 2008
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Recently Issued Financial Accounting Standards
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement was initially to have become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result of FASB Staff Position 157-2, the effective date of SFAS No. 157 for nonfinancial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Rio Vista does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, and cash flows.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Form 10-Q, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer/chief financial officer and our controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
We have only two members of management involved in the financial reporting process: the chief executive officer/chief financial officer and the controller. As a result, segregation of duties is difficult and therefore, the internal control environment is limited. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2008. We are taking the following steps that we believe are necessary to address the matters related to the material weakness:
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
During the quarter ended March 31, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our unaudited consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See note J to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See note H to the unaudited consolidated financial statements included in this report.

The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following Exhibits are filed as part of this report:

Exhibit No.

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Penn Octane will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of a request) together with a request addressed to Ian T. Bothwell, Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California 92211.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

PENN OCTANE CORPORATION
May 20, 2008	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Accountant’s Acknowledgment.

31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.