Form 10-Q
period 2008-06-30
PENN OCTANE CORP
filed 2008-08-19
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, outstanding on August 11, 2008 was 15,406,187.

PENN OCTANE CORPORATION

Part I — FINANCIAL INFORMATION
Item 1.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Penn Octane Corporation
We have reviewed the consolidated balance sheet of Penn Octane Corporation and subsidiaries (Company) as of June 30, 2008, the consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008, and the consolidated statement of cash flows for the six months ended June 30, 2007 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
Our auditors’ report on the Company’s financial statements as of December 31, 2007 included an explanatory paragraph referring to the matters discussed in Note S of those consolidated financial statements which raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note O to the accompanying unaudited interim consolidated financial statements, conditions continue to exist which raise substantial doubt about the Company’s ability to continue as a going concern.
/s/ BURTON MCCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
August 19, 2008

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

		June 30,
	December 31,	2008
	2007	(Unaudited)
Current Assets

Cash	$4,339,000	$2,622,000

Restricted cash	2,500,000	1,312,000

Trade accounts receivable (less allowance for doubtful accounts of $255,000 and $0 at December 31, 2007 and June 30, 2008, respectively)	4,261,000	2,206,000

Inventories	2,563,000	—

Deferred tax asset	608,000	651,000

Prepaid expenses and other current assets	744,000	492,000

Total current assets	15,015,000	7,283,000

Oil and gas properties and related equipment (successful efforts method) - net	26,197,000	28,112,000

Property, plant and equipment — net	12,983,000	12,962,000

Other non-current assets	11,000	12,000

Goodwill	6,463,000	6,463,000

Total assets	$60,669,000	$54,832,000

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND STOCKHOLDERS’ EQUITY

		June 30,
	December 31,	2008
	2007	(Unaudited)
Current Liabilities

Current maturities of long-term debt	$3,498,000	$24,295,000

Short-term debt	5,493,000	5,844,000

Fuel Products trade accounts payable	4,526,000	—

Other accounts payable	2,879,000	5,299,000

Taxes payable	618,000	671,000

Accrued liabilities	2,266,000	3,555,000

Total current liabilities	19,280,000	39,664,000

Commitments and contingencies	—	—

Long-term debt, less current maturities	21,250,000	250,000

Deferred income tax — non-current	3,238,000	3,028,000

Minority interest	11,467,000	7,884,000

Stockholders’ Equity

Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—

Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—

Common stock — $.01 par value, 25,000,000 shares authorized; 15,386,187 and 15,406,187 shares issued and outstanding at December 31, 2007 and June 30, 2008	154,000	154,000

Additional paid-in capital	29,271,000	37,640,000

Accumulated deficit	(23,991,000)	(33,788,000)

Total stockholders’ equity	5,434,000	4,006,000

Total liabilities and stockholders’ equity	$60,669,000	$54,832,000

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues	$32,981,000	$17,019,000	$72,363,000	$50,422,000

Cost of goods sold	32,480,000	16,244,000	70,918,000	48,765,000

Gross profit	501,000	775,000	1,445,000	1,657,000

Selling, general and administrative expenses and other

Legal and professional fees	483,000	1,385,000	959,000	2,106,000

Salaries and payroll related expenses	738,000	547,000	1,145,000	1,605,000

Other	487,000	680,000	1,008,000	1,663,000

	1,708,000	2,612,000	3,112,000	5,374,000

Operating loss from operations	(1,207,000)	(1,837,000)	(1,667,000)	(3,717,000)

Other income (expense)

Interest and Fuel Products financing expense	(147,000)	(1,024,000)	(299,000)	(1,979,000)

Interest income	5,000	4,000	18,000	14,000

Minority interest in loss	686,000	1,662,000	1,146,000	3,713,000

Loss from operations before taxes	(663,000)	(1,195,000)	(802,000)	(1,969,000)

(Benefit) provision for income taxes	(374,000)	(102,000)	(401,000)	(97,000)

Loss from continuing operations	$(289,000)	$(1,093,000)	$(401,000)	$(1,872,000)

Loss on sale of discontinued operations	—	(343,000)	—	(343,000)

Net loss	$(289,000)	$(1,436,000)	$(401,000)	$(2,215,000)

Net loss from continuing operations per common share	$(0.02)	$(0.07)	$(0.03)	$(0.12)

Loss from discontinued operations per common share	—	(0.02)	—	(0.02)

Net loss per common share	$(0.02)	$(0.09)	$(0.03)	$(0.14)

Weighted average common shares outstanding	15,386,187	15,406,187	15,386,187	15,406,187

The accompanying notes and accountants’ report are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(401,000)	$(2,215,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	290,000	952,000
Amortization of loan discount	—	36,000
Discount on Richter Note	378,000	—
Share-based payment expense	160,000	1,169,000
Unit-based compensation	—	142,000
Minority interest	(1,144,000)	(3,720,000)
Beneficial conversion amortization	—	18,000
Loss on sale of discontinued operations	—	343,000
Gain on sale of assets	—	20,000
Changes in current assets and liabilities:
Trade accounts receivable	(9,000)	2,055,000
Inventories	(1,076,000)	2,563,000
Prepaid expenses and other current assets	(535,000)	147,000
Deferred tax asset, net	(416,000)	(253,000)
LPG and Fuel Products trade accounts payable	(1,145,000)	(4,526,000)
Other accounts payable and accrued liabilities	1,157,000	3,749,000
U.S. and Foreign taxes payable	(47,000)	39,000

Net cash (used in) provided by operating activities	(2,788,000)	519,000
Cash flows from investing activities:
Capital expenditures	(170,000)	(3,049,000)
Decrease in other non-current assets	(105,000)	—
Purchase price adjustments — Oklahoma assets	—	83,000

Net cash used in investing activities	(275,000)	(2,966,000)
Cash flows from financing activities:
Decrease (increase) in restricted cash	710,000	1,188,000
Revolving credit facilities	331,000	—
Loan origination fees related to RZB	(100,000)	—
Distributions paid to minority interests	(955,000)	(1,261,000)
Distributions paid to the minority owners of the general partner	(10,000)	—
Stockholder’s note	110,000	—
Reduction in debt	—	(381,000)
Increase in debt	—	575,000
Exercise of options of Rio Vista	—	774,000
Costs of registration	—	(210,000)
Other	—	45,000

Net cash provided by (used in) financing activities	86,000	730,000

Net decrease in cash	(2,977,000)	(1,717,000)
Cash at beginning of period	8,766,000	4,339,000

Cash at end of period	$5,789,000	$2,622,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$298,000	$2,039,000

Taxes	$—	$—

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$160,000	$—

Unit based compensation	$—	$366,000

Share based compensation	$—	$803,000

Exchange of assets for note reduction	$—	$100,000

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
On September 30, 2004, Penn Octane completed a series of transactions that (i) transferred substantially all of its owned pipeline and terminal assets in Brownsville and Matamoros and certain immaterial liabilities to its wholly owned subsidiary Rio Vista Operating Partnership L.P. and its subsidiaries (RVOP) (ii) transferred Penn Octane’s 99.9% interest in RVOP to its wholly owned subsidiary Rio Vista and (iii) distributed all of its limited partnership interest (Common Units) in Rio Vista to its common stockholders (Spin-Off), resulting in Rio Vista becoming a separate public company. The Common Units represented 98% of Rio Vista’s outstanding capital and 100% of Rio Vista’s limited partnership interests. The remaining 2% represented the General Partner interest. The General Partner interest is solely owned and controlled by Rio Vista GP LLC (General Partner). The General Partner is 75% owned by Penn Octane and Penn Octane has 100% voting control over the General Partner pursuant to a voting agreement with the other owner of the General Partner. Therefore, Rio Vista is consolidated with Penn Octane and the interest of the General Partner not owned by Penn Octane and the interests of the limited partners of Rio Vista are classified as minority interests in the Company’s consolidated financial statements. The General Partner is responsible for the management of Rio Vista.
Until December 31, 2007, the Company was focused on the operation of the LPG terminal facility and the pipelines. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne to transport their LPG on a fee for services basis. In addition, since June 2004, Penn Octane has been a reseller of Fuel Products. Penn Octane sold Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, the Company no longer operates the assets associated with the LPG business it had historically conducted. During the quarter ended June 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note J).
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
The unaudited consolidated balance sheet as of June 30, 2008, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2008, have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of June 30, 2008, the unaudited consolidated results of operations for the three months and six months ended June 30, 2007 and 2008 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2008.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — LOSS PER COMMON SHARE
The following tables present reconciliations from net loss from continuing operations per common share to loss from continuing operations per common share assuming dilution (see note I for the warrants):

	For the three months June 30, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$(289,000)

Basic EPS
Net loss available to common stockholders	(289,000)	15,386,187	$(0.02)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

For the three months June 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$ (1,093,000)

Basic EPS
Net loss available to common stockholders	(1,093,000)	15,406,187	$ (0.07)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

For the six months June 30, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$ (401,000)

Basic EPS
Net loss available to common stockholders	(401,000)	15,386,187	$ (0.03)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — LOSS PER COMMON SHARE

For the six months June 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$ (1,872,000)

Basic EPS
Net loss available to common stockholders	(1,872,000)	15,406,187	$ (0.12)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A
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
The Company utilizes share-based awards as a form of compensation for employees, officers and directors. During the quarter ended March 31, 2006, the Company adopted the provisions of SFAS 123R for share-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee share-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, the Company had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company recorded share-based payment expense for employees and nonemployees of $30,000 ($0.00 per common share) and $527,000 ($0.03 per common share) for the three months ended June 30, 2007 and 2008, respectively and $84,000 ($0.01 per common share) and $803,000 ($0.05 per common share) for the six months ended June 30, 2007 and 2008, respectively under the fair value provisions of SFAS 123R.

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
Note Payable
On April 15, 2008, Mr. Richter agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). The promissory note has yet to be finalized. Under the proposed terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital. On June 30, 2008, Rio Vista paid $31,000 on the Richter Note Payable.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2007	2008
Oklahoma:
Pipelines and equipment	$6,756,000	$7,230,000

Regional:
Land	237,000	237,000

Terminal and improvements	3,825,000	4,029,000
Automotive equipment	2,438,000	2,438,000

	6,500,000	6,704,000

	13,256,000	13,934,000
Other	338,000	366,000

	13,594,000	14,300,000
Less: accumulated depreciation and amortization	(611,000)	(1,338,000)

	$12,983,000	$12,962,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E — PROPERTY, PLANT AND EQUIPMENT — Continued
On June 26, 2008, MV Pipeline and Concorde Resources Corporation (Concorde) entered into a pipeline construction and transportation agreement whereby MV granted the right to Concorde to construct gathering lines to connect Concorde wells to the MV transportation system. In connection with the agreement, MV has agreed to waive any transportation fees with respect to any gas which flows through the MV transportation system from these newly constructed gathering systems until such time that Concorde has received 200% of the costs associated with the construction of the gathering lines based on the usual rate charged by MV for transportation of product through its system.
Depreciation expense of property, plant and equipment from operations totaled $124,000 and $361,000 for the three months ended June 30, 2007 and 2008, respectively, and $290,000 and $740,000 for the six months ended June 30, 2007 and 2008, respectively.
NOTE F — OIL AND GAS PROPERTIES AND RELATED EQUIPMENT, NET
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property development for the six months ended June 30, 2008 are presented below:

Development costs of leased properties:	$2,054,000
Capitalized pipeline infrastructure costs:	$424,000
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
NOTE G — INVENTORIES

	December 31, 2007		June 30, 2008
	Gallons	LCM	Gallons	LCM

Fuel Products	1,043,000	$2,563,000	—	$—

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — DEBT OBLIGATIONS
Short-term debt obligations were as follows:

	December 31,	June 30,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note	493,000	300,000
Richter Note Payable (see note D)	—	544,000

	$5,493,000	$5,844,000

Long-term debt obligations were as follows:

TCW Credit Facility	$23,689,000	$23,700,000
Seller’s Note — Regional	922,000	708,000
Other	137,000	137,000

	24,748,000	24,545,000
Less current portion	3,498,000	24,295,000

	$21,250,000	$250,000

RZB Amendment
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note K).

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — DEBT OBLIGATIONS — Continued
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penn LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000 plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW has also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000 which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — DEBT OBLIGATIONS — Continued
TCW Credit Facility — Continued
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista until December 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.
As of June 30, 2008, Rio Vista was not in compliance with all the covenants under the TCW Credit Facility although no notice of default has been given to Rio Vista. Rio Vista and TCW are currently negotiating an amendment to the TCW Credit Facility which would, among other things, allow Rio Vista to regain compliance. As a result of the non-compliance, the Company has classified the TCW Credit Facility as a current liability as required by general accepted accounting principles.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and six months ended June 30, 2008, $17,000 and $36,000, respectively, of the discount was amortized.
Other
In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TCW Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $18,000 for the three months and six months ended June 30, 2008.
NOTE I — STOCK WARRANTS
2001 Warrant Plan
On January 28, 2008, the Board of Directors of Penn Octane approved the grant of warrants to purchase a total of 146,250 shares of common stock under Penn Octane’s 2001 Warrant Plan to certain outside members of the Board of Directors of Penn Octane. The exercise price for the warrants is $2.35 per share, which was the closing price for Penn Octane common stock as reported by the OTC Bulletin Board on January 28, 2008. Warrants granted to outside directors are fully vested on the date of grant and expire five years from the date of grant. Total cost recorded at the grant date was $254,000.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — STOCK WARRANTS — Continued
2001 Warrant Plan — Continued
On May 28, 2008, Penn Octane and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement may be cancelled after 6 months. In connection with the agreement, Penn Octane granted SGI 400,000 warrants to purchase common shares of the Company at an exercise price of $1.70 per share which was the closing price for Penn Octane common as reported by the OTC Bulletin Board on the grant date. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $515,000.
NOTE J — COMMON UNITS AND OPTIONS OF RIO VISTA
Common Units
On June 29, 2007, the Board of Managers of the General Partner of Rio Vista approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007, 8,333 units on January 1, 2008, and 8,333 units on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect the award of restricted units to him. Total compensation to be recorded under the aforementioned grant of units as they vest totals $280,000.
Private Placement of Common Units
On November 29, 2007, Rio Vista and the General Partner, entered into a Unit Purchase Agreement with Standard General Fund L.P., Credit Suisse Management LLC and Structured Finance Americas LLC (collectively, the Purchasers) dated effective as of November 29, 2007 (the Unit Purchase Agreement). Pursuant to the terms of the Unit Purchase Agreement, Rio Vista agreed to sell, and the Purchasers agreed to purchase, a total of 355,556 common units of Rio Vista (Common Units) at a price of $11.25 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The total purchase price of the Common Units was $4,000,000. Rio Vista agreed to pay expenses of counsel to the Purchasers in an amount not to exceed $100,000. Rio Vista used the net proceeds from the sale of the Common Units for general working capital purposes, including repayment of indebtedness. Rio Vista agreed not to offer or sell any of its equity securities (including equity securities of subsidiaries) for a period of 12 months following the closing date without first offering such securities to the Purchasers, which shall have the right to purchase up to 30% of such securities.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Private Placement of Common Units — Continued
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista is required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. As of August 1, 2008, the total amount of liquidated damages equaled approximately $144,000 and are recorded in the accompanying unaudited consolidated financial statements. In lieu of a cash payment, Rio Vista has agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the Nasdaq Global Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. Liquidated damages in the amount of approximately $81,000 and $161,000 are included in expense for the three months and six months ended June 30, 2008.
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
On July 23, 2008, a total of 6,378 common units of Rio Vista were issued to CEOcast in connection with a consulting agreement. Based on the closing price of Rio Vista’s common units at July 22, 2008, the total amount recorded as an expense on the issuance date was $77,000.
On July 23, 2008, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the Nasdaq Global Market (see note M).

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE J — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Distributions of Available Cash
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
Common Unit Options
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under Rio Vista’s 2005 Equity Incentive Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ Stock Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances do not involve any public offering of securities. Total cost recorded at the grant date was $100,000.
On May 28, 2008, Rio Vista and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement may be cancelled after 6 months. In connection with the agreement, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $161,000.
NOTE K — COMMITMENTS AND CONTINGENCIES
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
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court in McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM Oil Properties, Inc. owed Energy Spectrum a commission allegedly due and owing based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM Oil Properties, Inc. The foundation for the Energy Spectrum claim is a January 22, 2007 written agreement signed by Energy Spectrum and GM Properties, Inc. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Based in part on the fact that the GM Oil Properties acquisition was an asset purchase, rather than a stock sale, management believes that the Rio Vista entities should have no liability for any obligation that GM Oil Properties, Inc. may have to Energy Spectrum. Discovery is currently pending.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility and Letters of Credit
As of June 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of June 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Credit Facility and Letters of Credit — Continued
Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
On July 26, 2007, as a condition of the Loan Agreement, Penn Octane entered into a First Amendment to Line Letter (First Amendment) with RZB. The First Amendment amends the Amended and Restated Line Letter dated as of September 14, 2004 between Penn Octane and RZB. The First Amendment reduced the amount of the RZB Credit Facility from $15,000,000 to $10,000,000. During July 2008, Penn Octane entered into a Second Amendment to Line Letter (Second Amendment) with RZB effectively extending the maturity date of the RZB Note through August 29, 2008 (see note H).
Under the terms of the RZB Credit Facility, either Penn Octane or Rio Vista is required to maintain net worth of a minimum of $10,000,000. As of June 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10,000,000.
A portion of restricted cash reflected in the accompanying unaudited balance sheet at June 30, 2008 in the amount of $1,000,000, represents the amount of cash which RZB has indicated it will require as additional collateral on the Company’s obligation under the RZB Note.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $453,000. At June 30, 2008, such taxes, plus associated interest and penalties in the amount of approximately $1,800,000 were due.
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
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
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
CEOcast
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast received cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units as more fully described in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of June 30, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that the units were issued to CEOcast, the Company recorded additional expense of $77,000 associated with the issuance of the common units as of June 30, 2008.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Strategic Growth International
On May 28, 2008, Penn Octane and SGI and Rio Vista and SGI each entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreements may be cancelled after 6 months. In connection with the agreement, Penn Octane and Rio Vista are each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Penn Octane and SGI, Penn Octane granted SGI 400,000 warrants to purchase common shares of Penn Octane at an exercise price of $1.70 per share. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance.
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

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE K — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Regional and MV Income Taxes — Continued
If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.
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
NOTE L — OIL AND GAS SALES CONTRACTS
Rio Vista sells oil and gas in the normal course of its business and utilizes sales contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
As of June 30, 2008, the following contracts are in effect:

Date		Terms

-	April 2008 – October 2008:	1.0 MMcf/d @ $6.35/Mcf (MV Pipeline production)
-	April 2008 – October 2008:	0.5 MMcf/d @ $7.97/Mcf (Brooken Pipeline production)
-	November 2008 – March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
-	November 2008 – March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
The contracts currently in place cover substantially all of Rio Vista’s current production.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — RELATED PARTY TRANSACTIONS
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
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the boards of both Rio Vista and Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
Loans To Rio Vista
As of June 30, 2008, Rio Vista owed Penn Octane approximately $1,200,000. These amounts owed to Penn Octane plus $800,000 of additional loan amounts made by Penn Octane to Rio Vista between July 1,2008 and July 23, 2008 were offset against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, subsequent to June 30, 2008, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations. During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — RELATED PARTY TRANSACTIONS — Continued
Loans To Rio Vista — Continued
As a result of the above issuance, Rio Vista increased its equity by an additional $2,000,000. Based on the net worth of Rio Vista at June 30, 2008, adjusted for the above issuance, Rio Vista’s net worth of $7,916,000 is below the minimum amount required by Nasdaq. Rio Vista’s plan of compliance with Nasdaq also contemplated the raising of additional equity and debt capital to fund operations and to fund planned capital expenditures to allow Rio Vista to increase revenues and net income associated with the Oklahoma assets. Since June 30, 2008, Penn Octane has continued to fund Rio Vista in the form of loans; and after giving effect to Penn Octane’s July 23, 2008 purchase of units and the payment of Penn Octane’s loans credited in connection with the purchase, Penn Octane has approximately $1,100,000 in additional outstanding loans as of August 18, 2008. Rio Vista expects that it will be able to meet the required minimum net worth either from the conversion of additional loans from Penn Octane to Rio Vista to equity assuming it is authorized and completed and/or from the sale of additional equity to third parties.
Nasdaq has informed Rio Vista that it will continue to monitor Rio Vista in assuring that Rio Vista continues to meet the minimum net worth requirement. In the event that Rio Vista should fail to meet the minimum net worth requirement based on the Rio Vista’s September 30, 2008 quarterly report, Nasdaq has indicated that Rio Vista may be subject to delisting.
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
(UNAUDITED)
NOTE M — RELATED PARTY TRANSACTIONS — Continued
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
NOTE N — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to June 30, 2008. Effective February 2008, Penn Octane commenced sponsoring of a 401K Plan covering all eligible employees of Penn Octane. Since the plan’s inception to June 30, 2008, Penn Octane has made no discretionary contributions.
NOTE O — REALIZATION OF ASSETS

The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and six months ended June 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $29,458,000. In addition, Penn Octane owes excise and other taxes, including computed interest and penalties, collected from customers in connection with the sale of Fuel Products in the amount of $1,800,000.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE O — REALIZATION OF ASSETS — Continued
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
NOTE P — SEGMENT INFORMATION
The Company has the following reportable segments for the three months and six months ended June 30, 2008: Transportation and Terminalling, Oil and Gas and Fuel Sales. The Transportation and Terminalling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminalling and storage services, the Oil and Gas segment produces, transports and sells oil and gas and the Fuel Sales segment was a reseller of gasoline and diesel fuel.
Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months and six months ended June 30, 2007 and 2008. The Transportation and Terminalling segment commenced August 22, 2006, the Oil and Gas segment commenced November 19, 2007 and the Fuel Sales segment commenced in 2004 and ceased during May 2008.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — SEGMENT INFORMATION — Continued
Three months ended June 30, 2007:

	Transporting and
	Terminaling	Fuel Sales	Totals

Revenues from external customers	$436,000	$32,545,000	$32,981,000
Interest expense	26,000	117,000	143,000
Interest income	—	—	—
Depreciation and amortization	123,000	—	123,000
Segment gross profit	34,000	467,000	501,000
Segment assets	16,355,000	6,858,000	23,213,000
Segment liabilities	2,711,000	3,988,000	6,699,000
Expenditure for segment assets	—	—	—

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$32,981,000
Elimination of intersegment revenues			—

Total consolidated revenues			$32,981,000

Profit (loss)
Total gross profit for reportable Segments			$501,000
Selling, general and administrative expense			(1,708,000)
Interest and Fuel Products financing expense			(147,000)
Interest income			5,000
Minority interest in loss			686,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated loss from operations before taxes			$(663,000)

Assets
Total assets for reportable segments			$23,213,000
Other assets			2,841,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$26,054,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — SEGMENT INFORMATION — Continued
Three months ended June 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$2,153,000	$1,857,000	$13,009,000	$17,019,000
Interest expense	293,000	659,000	51,000	1,003,000
Interest income	—	—	—	—
Depreciation and amortization	258,000	214,000	3,000	475,000
Segment gross profit	545,000	194,000	36,000	775,000
Segment assets	12,297,000	36,409,000	2,757,000	51,463,000
Segment liabilities	4,378,000	27,292,000	2,276,000	33,946,000
Expenditure for segment assets	36,000	2,134,000	—	2,170,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments				$17,626,000
Elimination of intersegment revenues				(607,000)
Other revenues				—

Total consolidated revenues				$17,019,000

Profit (loss)
Total gross profit for reportable Segments				$775,000
Total other gross profit (loss)				—
Selling, general and administrative expense and other				(2,612,000)
Interest and Fuel Products financing expense				(1,024,000)
Interest income				4,000
Minority interest in loss of RVEP				1,662,000
Elimination of intersegment profits				—
Unallocated amounts				—
Corporate headquarters expense				—
Other expenses				—

Consolidated loss from operations before taxes				$(1,195,000)

Assets
Total assets for reportable segments				$51,463,000
Other assets				3,369,000
Corporate headquarters				—
Other unallocated amounts				—

Total consolidated assets				$54,832,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — SEGMENT INFORMATION — Continued
Six months ended June 30, 2007:

	Transportation and
	Terminaling	Fuel Sales	Totals

Revenues from external customers	$1,115,000	$71,248,000	$72,363,000
Interest expense	52,000	240,000	292,000
Interest income	—	—	—
Depreciation and amortization	288,000	—	288,000
Segment gross profit	319,000	1,126,000	1,445,000
Segment assets	16,355,000	6,858,000	23,213,000
Segment liabilities	2,711,000	3,988,000	6,699,000
Expenditure for segment assets	—	2,000	2,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments			$72,363,000
Elimination of intersegment revenues			—

Total consolidated revenues			$72,363,000

Profit (loss)
Total gross profit for reportable Segments			$1,445,000
Selling, general and administrative expense			(3,112,000)
Interest and Fuel Products financing expense			(299,000)
Interest income			18,000
Minority interest in loss			1,146,000
Elimination of intersegment profits			—
Unallocated amounts
Corporate headquarters expense			—
Other expenses			—

Consolidated loss from operations before taxes			$(802,000)

Assets
Total assets for reportable segments			$23,213,000
Other assets			2,841,000
Corporate headquarters			—
Other unallocated amounts			—

Total consolidated assets			$26,054,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE P — SEGMENT INFORMATION — Continued
Six months ended June 30, 2008:

	Transportation and
	Terminalling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$4,260,000	$2,844,000	$43,318,000	$50,422,000
Interest expense	514,000	1,297,000	129,000	1,940,000
Interest income	—	7,000	—	7,000
Depreciation and amortization	540,000	406,000	3,000	949,000
Segment gross profit	901,000	519,000	234,000	1,657,000
Segment assets	12,297,000	36,409,000	2,757,000	51,463,000
Segment liabilities	4,378,000	27,292,000	2,276,000	33,946,000
Expenditure for segment assets	200,000	2,820,000	—	3,020,000

Reconciliation to Consolidated Amounts:

Revenues
Total revenues for reportable segments				$51,978,000
Elimination of intersegment revenues				(1,556,000)
Other revenues				—

Total consolidated revenues				$50,422,000

Profit (loss)
Total gross profit for reportable Segments				$1,657,000
Total other gross profit (loss)				(5,374,000)
Selling, general and administrative expense and other				(1,979,000)
Interest and Fuel Products financing expense				14,000
Interest income				3,713,000
Minority interest in loss				—
Elimination of intersegment profits				—
Unallocated amounts				—
Corporate headquarters expense				—
Other expenses				—

Consolidated loss from operations before taxes				$(1,969,000)

Assets
Total assets for reportable segments				$51,463,000
Other assets				3,369,000
Corporate headquarters				—
Other unallocated amounts				—

Total consolidated assets				$54,832,000

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

Overview
Historical Assets and Operations
Until December 31, 2007, the Company was focused on the operation of the LPG terminal facility in Matamoros, Mexico and approximately 23 miles of pipelines connecting the Matamoros Terminal Facility to an LPG terminal facility in Brownsville, Texas. After August 2006, Rio Vista operated this system exclusively on behalf of TransMontaigne Partners L.P. and its affiliates (TransMontaigne) to transport their LPG on a fee for services basis. In addition, since June 2004, Penn Octane has been a reseller of Fuel Products. Penn Octane sold Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions.
In August 2006, Rio Vista completed the disposition of substantially all of its U.S. LPG assets to TransMontaigne, including the Brownsville, Texas terminal facility and refined products tank farm, together with associated improvements, leases, easements, licenses and permits; an LPG sales agreement; and all LPG inventory (Rio Vista Restated PSA). In December 2007, Rio Vista completed the disposition of its remaining LPG assets to TransMontaigne, including the U.S. portion of the two pipelines from a Brownsville, Texas terminal owned by TransMontaigne to the U.S. border, along with all associated rights-of-way and easements; all of the outstanding equity interests in entities owning interests in the portion of the two pipelines that extend from the U.S. border to Matamoros, Mexico; and all of the rights for indirect control of an entity that owns a terminal site in Matamoros, Mexico. As a result, effective January 1, 2008, The Company no longer operates the assets associated with the LPG business it had historically conducted. During the quarter ended June 30, 2008, Rio Vista recorded a loss from discontinued operations of $343,000 related to additional expense of its Mexican subsidiaries in excess of initial estimates and in excess of the amount of purchase price retained by TransMontaigne for such contingencies.
In May 2008, Penn Octane’s board of directors approved a plan to sell its fuel sales inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of accounts receivable and inventories.
Current Assets and Operations
In July 2007, Rio Vista acquired Regional, and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets.  During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4.0 million.

Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the cessation of the Fuel Sales Business during May 2008 and the acquisition of Regional’s business and the Oklahoma assets, the Company’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Loan Agreement described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma assets and current prices for oil and natural gas, there is not expected to be sufficient cash from its operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Rio Vista has minimal management experience operating oil and gas properties and will be relying on the assistance of its Chairman of the Board and outside consultants to provide ongoing management expertise. Additional production from the Oklahoma assets over current volumes will require additional capital expenditures to fund drilling expansion opportunities.
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
See note H to the unaudited consolidated financial statements for Rio Vista’s debt obligations and note K for a discussion of the RZB Credit Facility.
Credit Arrangements. As of June 30, 2008, Penn Octane no longer is purchasing Fuel Products which were historically financed through its credit facility with RZB. However, as of June 30, 2008, Penn Octane’s credit facility with RZB for demand loans and standby letters of credit (RZB Credit Facility) was still outstanding as a result of the RZB Loan which was issued to Rio Vista during July 2007 (see below). The RZB Credit facility is an uncommitted facility under which the letters of credit have an expiration date of no more than 90 days and the facility is reviewed annually. In connection with the RZB Credit Facility, the Company granted RZB a security interest and assignment in any and all of the Company’s accounts, inventory, real property, buildings, pipelines, fixtures and interests therein or relating thereto, other than the Oklahoma assets. Under the existing RZB Credit Facility, the Company may not permit to exist any subsequent lien, security interest, mortgage, charge or other encumbrance of any nature on any of its properties or assets, except in favor of RZB, without the consent of RZB. After the Spin-Off and transfer of assets to Rio Vista, RZB continued to retain a security interest in the assets transferred to Rio Vista.

Pursuant to the RZB Credit Facility, RZB has sole and absolute discretion to limit or terminate its participation in the RZB Credit Facility and to refrain from making any loans or issuing any letters of credit thereunder. RZB also has the right to demand payment of any and all amounts outstanding under the RZB Credit Facility at any time.
Debt Obligations
RZB Loan Agreement
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75%. On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008 (see note K to the unaudited consolidated financial statements). Under the RZB Note, either Rio Vista or Penn Octane is required to maintain a minimum net worth of $10 million. In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. Penn Octane, Regional and RVOP have also provided a guaranty of Rio Vista’s obligations under the RZB Loan Agreement in favor of RZB. As of June 30, 2008, neither Penn Octane nor Rio Vista had a minimum net worth of $10.0 million.
TCW Credit Facility
In connection with the acquisition of certain of the Oklahoma assets, Rio Vista Penny LLC, an indirect, wholly-owned subsidiary of Rio Vista, entered into a $30 million senior secured credit facility (TCW Credit Facility) with TCW Asset Management Company and certain TCW Energy Fund X investors (collectively, TCW) in November 2007. The TCW Credit Facility has a maturity date of August 29, 2010. However, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2.2 million of the amount outstanding under the TCW Credit Facility. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds. The interest rate on borrowings under the TCW Credit Facility is 10.5%, increasing to 12.5% if there is an event of default. Payments under the TCW Credit Facility are interest-only until December 29, 2008. The TCW Credit Facility has no prepayment penalty. Certain Rio Vista subsidiaries have guaranteed payment of the obligations outstanding under the TCW Credit Facility. Rio Vista Penny and Rio Vista GO LLC, an indirect, wholly-owned subsidiary of Rio Vista, both of which hold all of the Oklahoma assets, are prohibited from making upstream distributions to Rio Vista before November 30, 2008. Thereafter, upstream distributions to Rio Vista not in excess of 75% of quarterly cash flow are permitted subject to certain conditions. As of June 30, 2008, Rio Vista was not in compliance with all the covenants under the TCW Credit Facility although no notice of default has been given to Rio Vista. Rio Vista and TCW are currently negotiating an amendment to the TCW Credit Facility which would, among other things, allow Rio Vista to regain compliance. As a result of the non-compliance, the Company has classified the TCW Credit Facility as a current liability as required by general accepted accounting principles.

Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista at a conversion price equal to 90% of the 10-day average closing price of such common units as reported by the NASDAQ Stock Market at the time of conversion. The conversion option could have been exercised on only one occasion and expired on May 19, 2008. On June 27, 2008, in connection with an amendment of the Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista has recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which shall be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008, the second installment was due to be paid. Regional did not make the second installment payment as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payment. For the three months and six months ended June 30, 2008, $17,000 and $36,000, respectively, of the discount was amortized.
A Former Officer of the Company Note
On April 15, 2008, Mr. Richter agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista and guaranteed by Penn Octane (Richter Note Payable). The promissory note has yet to be finalized. Under the proposed terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (i) the six (6) month anniversary of the Richter Note Payable, or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable will accrue interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital. On June 30, 2008, Rio Vista paid $31,000 on the Richter Note Payable.
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

During July 2008, Penn octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions subsequent to December 31, 2007:

			Amounts Paid
Quarter	Payment	Distribution	Common	General
Ended	Date	Per Unit	Units	Partner

December 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
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
CEOcast Agreement
Effective July 2, 2007, Rio Vista entered into a consulting agreement with CEOcast, Inc. (CEOcast) whereby CEOcast agreed to render investor relations services to Rio Vista. Under the terms of the CEOcast agreement, CEOcast received cash fees of $7,500 per month and Rio Vista agreed to issue to CEOcast (a) 1,399 of Rio Vista’s fully-paid, non-assessable common units (Common Units) and (b) $75,000 worth of Common Units on March 31, 2008 based on a calculation of units as more fully described in the consulting agreement. The delivery of any Common Units was to be made at the soonest practical date after March 31, 2008, based on the best efforts of Rio Vista. In accordance with the Agreement, during April 2008, Rio Vista provided notice to CEOcast that it would not renew the Agreement upon the expiration in July 2008. As of June 30, 2008, Rio Vista was obligated to provide CEOcast a total of 6,378 Common Units. Based on the closing price of Rio Vista Common Units as of July 23, 2008, the date that the units were issued to CEOcast, the Company recorded additional expense of $77,000 associated with the issuance of the common units as of June 30, 2008.

Strategic Growth International
On May 28, 2008, Penn Octane and SGI and Rio Vista and SGI each entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreements may be cancelled after 6 months. In connection with the agreement, Penn Octane and Rio Vista are each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Penn Octane and SGI, Penn Octane granted SGI 400,000 warrants to purchase common shares of Penn Octane at an exercise price of $1.70 per share. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance.
Related Party Transactions
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the Nasdaq Stock Market (Nasdaq) regarding Rio Vista’s compliance with Nasdaq’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of Rio Vista authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2 million.  Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to Nasdaq, and notified Nasdaq regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with Nasdaq (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with Nasdaq, at board meetings on July 15, 2008, the boards of both Rio Vista and Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to Nasdaq approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
As of June 30, 2008, Rio Vista owed Penn Octane approximately $1.2 million. These amounts owed to Penn Octane plus $800,000 of additional loan amounts made by Penn Octane to Rio Vista between July 1, 2008 and July 23, 2008 were offset against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations. During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution.
As a result of the above issuance, Rio Vista increased its equity by an additional $2 million. Based on the net worth of Rio Vista at June 30, 2008, adjusted for the above issuance, Rio Vista’s net worth of $7.9 million is below the minimum amount required by Nasdaq. Rio Vista’s plan of compliance with Nasdaq also contemplated the raising of additional equity and debt capital to fund operations and to fund planned capital expenditures to allow Rio Vista to increase revenues and net income associated with the Oklahoma assets. Since June 30, 2008, Penn Octane has continued to fund Rio Vista in the form of loans; and after giving effect to Penn Octane’s July 23, 2008 purchase of units and the payment of Penn Octane’s loans credited in connection with the purchase, Penn Octane has approximately $1.1 million in additional outstanding loans as of August 18, 2008. Rio Vista expects that it will be able to meet the required minimum net worth either from the conversion of additional loans from Penn Octane to Rio Vista to equity assuming it is authorized and completed and/or from the sale of additional equity to third parties. Furthermore, the ability of Rio Vista to obtain additional equity financing as described above and/or additional debt financing will enable Rio Vista to increase its revenues. Rio Vista believes that it will complete an additional financing transaction by September 30, 2008.
Nasdaq has informed Rio Vista that it will continue to monitor Rio Vista in assuring that Rio Vista continues to meet the minimum net worth requirement. In the event that Rio Vista should fail to meet the minimum net worth requirement based on the Rio Vista’s September 30, 2008 quarterly report, Nasdaq has indicated that Rio Vista may be subject to delisting.

Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a loss from continuing operations for each of the two years ended December 31, 2007 and the three months and six months ended June 30, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma assets are held as collateral against the TCW Credit Facility. The current portion of the TCW Credit Facility, the Moores Note, the RZB Note, and the Seller Note — Regional are all short-term in nature and amounts due in the current year are approximately $29.5 million. In addition, Penn Octane owes excise and other taxes, including computed penalties and interest, collected from customers in connection with the sale of Fuel Products in the amount of $1.8 million.
The Oklahoma assets and/or the Regional operations currently do not generate sufficient cash flow to general and administrative and other operating expenses of the Company and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries until December 2008 and subsequent thereto, those distributions are limited to 75% of defined available cash flow. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma assets.
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
Results of Operations
Because of our rapid growth through acquisitions during this past year, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The following discussion of the Company’s results of operations from continuing operations for all periods presented excludes the results of operations related to the assets that have been disposed, including revenues, direct costs, associated interest expenses, minority interest and income taxes, which have been reclassified as discontinued operations (see below). The results of operations from continuing operations reflect only the results associated with (i) the Transportation and Terminaling Business consisting of Regional’s transportation of bulk liquids and its related terminalling and storage services (ii) the LPG (sold December 31, 2007) operations of the US-Mexico Pipelines and Matamoros Terminal Facility, (iii) the Company’s Fuel Sales business (ceased May 2008), and (iv) the oil and gas operations associated with the Oklahoma assets, and all indirect income and expenses of the Company relating thereto. Revenues from the Company’s Transportation and Terminaling Business commenced on August 22, 2006 although expenses associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility were incurred during the entire period for each period presented. Revenues from the Oil and Gas segment commenced on November 19, 2007.

Three months ended June 30, 2008 Compared with Three Months ended June 30, 2007

	THREE MONTHS ENDED JUNE 30, 2008
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	13,009,000	1,857,000	2,153,000	—	—	17,019,000
Cost Of Goods Sold	12,973,000	1,663,000	1,608,000	—	—	16,244,000

Gross Profit	36,000	194,000	545,000	—	—	775,000
Selling, General And Administrative Expenses	388,000	52,000	197,000	—	1,975,000	2,612,000

Operating Income (loss)	(352,000)	142,000	348,000	—	(1,975,000)	(1,837,000)
Other Income (Expense)
Interest and Fuel Products Financing Expense	(51,000)	(659,000)	(293,000)	—	(21,000)	(1,024,000)
Interest Income	—	—	—	—	4,000	4,000
Minority Interest	—	—	—	—	1,662,000	1,662,000

Loss From Operations Before Taxes	(403,000)	(517,000)	55,000	—	(330,000)	(1,195,000)

Provision (Benefit) For Income Taxes	—	(66,000)	(36,000)	—	—	(102,000)

Loss from continuing operations	(403,000)	(451,000)	91,000	—	(330,000)	(1,093,000)

Loss on sale of discontinued operations	—	—	—	343,000	—	343,000

Net income (loss)	(403,000)	(451,000)	91,000	(343,000)	(330,000)	(1,436,000)

	THREE MONTHS ENDED JUNE 30, 2007
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	32,545,000	—	—	436,000	—	32,981,000

Cost Of Goods Sold	32,078,000	—	—	402,000	—	32,480,000

Gross Profit	467,000	—	—	34,000	—	501,000

Selling, General and Administrative Expenses	183,000	—	—	54,000	1,471,000	1,708,000

Operating Income (Loss)	284,000	—	—	(20,000)	(1,471,000)	(1,207,000)

Other Income (Expense)
Interest and Fuel Products Financing Expense	(117,000)	—	—	(26,000)	(4,000)	(147,000)

Interest Income	—	—	—	—	5,000	5,000

Minority Interest	—	—	—	—	686,000	686,000

Income (Loss) From Operations Before Taxes	167,000	—	—	(46,000)	(784,000)	(663,000)

Provision For Income Taxes (Benefit)	—	—	—	—	(374,000)	(374,000)

Net Income (Loss)	167,000	—	—	(46,000)	(410,000)	(289,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007.

(c)	Business commenced in August 2006 and sold December 31, 2007

(d)	Business ceased in May 2008

Six months ended June 30, 2008 Compared with Six Months ended June 30, 2007

	SIX MONTHS ENDED JUNE 30, 2008
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	43,318,000	2,844,000	4,260,000	—		50,422,000

Cost Of Goods Sold	43,080,000	2,325,000	3,370,000	—	(10,000)	48,765,000

Gross Profit	238,000	519,000	890,000	—	10,000	1,657,000

Selling, General And Administrative Expenses	579,000	81,000	442,000		4,272,000	5,374,000

Operating Income (loss)	(341,000)	438,000	448,000	—	(4,262,000)	(3,717,000)

Other Income (Expense)
Interest and Fuel Products Financing Expense	(129,000)	(1,297,000)	(514,000)	—	(39,000)	(1,979,000)

Interest Income	—	7,000	—	—	7,000	14,000

Minority Interest	—	—	—	—	3,713,000	3,713,000

Loss From Operations Before Taxes	(470,000)	(852,000)	(66,000)	—	(581,000)	(1,969,000)

Provision (Benefit) For Income Taxes	—	(66,000)	(31,000)	—	—	(97,000)

Loss from continuing operations	(470,000)	(786,000)	(35,000)	—	(581,000)	(1,872,000)

Loss on sale of discontinued operations	—	—	—	343,000	—	343,000

Net Loss	(470,000)	(786,000)	(35,000)	(343,000)	(581,000)	(2,215,000)

	SIX MONTHS ENDED JUNE 30, 2007
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales (d)	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	71,248,000	—	—	1,115,000	—	72,363,000

Cost Of Goods Sold	70,122,000	—	—	796,000	—	70,918,000

Gross Profit	1,126,000	—	—	319,000	—	1,445,000

Selling, General and Administrative Expenses	405,000	—	—	115,000	2,592,000	3,112,000

Operating Income (Loss)	721,000	—	—	204,000	(2,592,000)	(1,667,000)

Other Income (Expense)
Interest and Fuel Products Financing Expense	(240,000)	—	—	(52,000)	(7,000)	(299,000)

Interest Income	—	—	—	—	18,000	18,000

Minority Interest	—	—	—	—	1,146,000	1,146,000

Income (Loss) From Operations Before Taxes	481,000	—	—	152,000	(1,435,000)	(802,000)

Provision For Income Taxes (Benefit)	15,000	—	—	—	(416,000)	(401,000)

Net Income (Loss)	466,000	—	—	152,000	(1,019,000)	(401,000)

(a)	Acquired during November 2007

(b)	Acquired during July 2007.

(c)	Business commenced in August 2006 and sold December 31, 2007

(d)	Business ceased in May 2008
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
During late 2006, all of 2007 and the first three months of 2008, Penn Octane’s accounting department consisted of only the controller, an accounting clerk and the chief financial officer. Such a limited number of financial and accounting personnel makes segregation of duties difficult. In late 2006, Penn Octane’s chief executive officer resigned and the chief financial officer assumed both the duties of the chief executive officer and the chief financial officer. Prior to his departure, the former chief executive officer provided some additional controls over financial reporting and accounting, although the internal control environment was still limited. Thus, the material weakness was compounded when the chief financial officer began functioning in a dual capacity beginning in 2006. In March 2008, Penn Octane’s accounting clerk resigned. As a result, Penn Octane’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, and a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2008.
Since March 31, 2008, management has taken the following steps to improve internal control over financial reporting:
•
In May 2008, Penn Octane hired an assistant controller to provide additional assistance with internal accounting responsibilities and financial reporting. The newly hired assistant controller has previous oil and gas experience.

•
In June 2008, Penn Octane verbally agreed to hire a vice president, who will primarily oversee the operations of our oil and gas properties. We are currently negotiating the final terms of his contract.

•
In June 2008, Penn Octane began discussions with a potential Chief Executive Officer candidate. This candidate has extensive oil and gas expertise. We are currently negotiating with this candidate in an effort to have him accept the role as Chief Executive Officer.

•
In March 2008 and in connection with the acquisition of the Oklahoma operations, Penn Octane hired two employees who were previously engaged in accounting functions of those businesses. We are currently training those employees.

•
In May 2008, Penn Octane engaged the services of a software consulting firm to implement an Oracle ERP accounting software system. This system is intended to enhance internal controls over the ability to enter transactions into the financial system and financial reporting. This system will also provide for multiple user access, timely access to accounting information and additional data security.

•	Management is currently reviewing employee compensation and incentives to ensure that it continues to attract and retain qualified employees.
Before concluding that the material weakness has been remediated, management believes that the new internal controls should be implemented and operational for a sufficient period of time to demonstrate that the controls are operating effectively.
During the quarter ended June 30, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our unaudited consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See note K to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See note I to the unaudited consolidated financial statements included in this report.
The above transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuance did not involve a public offering of securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Purchase of Rio Vista Energy Partners L.P. common units – see note M to the Company’s unaudited consolidated financial statements included in this Quarterly Report.

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

PENN OCTANE CORPORATION
August 19, 2008	By:	/s/ Ian T. Bothwell
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