Form 10-K
period 2008-12-31
PENN OCTANE CORP
filed 2009-04-14
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 14,331,476 as of June 30, 2008.
The number of shares of Common Stock, par value $0.01 per share, outstanding on March 30, 2009 was 15,416,187.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ITEM	PAGE NO.

Part I

1 and 2. Business and Properties	1

1A. Risk Factors	19

1B. Unresolved Staff Comments	30

3. Legal Proceedings	31

4. Submission of Matters to a Vote of Security Holders	33

Part II

5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	34

6. Selected Financial Data	35

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

7A. Quantitative and Qualitative Disclosures About Market Risks	56

8. Financial Statements and Supplementary Data	57

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	118

9A(T). Controls and Procedures	118

9B. Other Information	119

Part III

10. Directors, Executive Officers and Corporate Governance	120

11. Executive Compensation	124

12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	127

13. Certain Relationships and Related Transactions, and Director Independence	131

14. Principal Accountant Fees and Services	134

Part IV

15. Exhibits and Financial Statement Schedules	135

Exhibit 10.78
Exhibit 10.79
Exhibit 10.80
Exhibit 10.81
Exhibit 10.82
Exhibit 10.83
Exhibit 10.84
Exhibit 10.85
Exhibit 10.86
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

Cautionary Statement Regarding Forward-Looking Statements
The statements contained in this Annual Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of realized natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry and the transportation and terminaling business;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry and the transportation and terminaling business;

•	required capital expenditures;

•	cash distributions and qualified income;

•	developments in oil producing and natural gas producing countries; and

•	our strategic plans, objectives, expectations and intentions for future operations

•	our ability to restructure the TCW Credit Facility and/or the RZB Note under terms satisfactory to us.
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

Part I
Items 1 and 2. Business and Properties.
Penn Octane Corporation (Penn Octane), a Delaware corporation and its consolidated subsidiaries, including Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista), are collectively hereinafter referred to as “Penn Octane” or “the Company”. When referring to Penn Octane and using phrases such as “we,” “our,” “us,” or the “Company,” our intent is to refer to Penn Octane and its consolidated subsidiaries as a whole or on an entity basis, depending on the context in which the statements are made.
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

In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business. However, as discussed under “Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations — TCW Credit Facility,” we may dispose of some of our assets, including our oil and gas properties in connection with the restructuring of our debt. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note M).
Our principal executive offices are located at 7-530 Enfield Lane, Building D, Palm Desert, California 92211, and its telephone number is (760) 772-9080. Or website is located at http://www.pennoctane.com.
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
Fuel Sales Business
The Company sold Fuel Products (Fuel Sales Business) through transactional, bulk and/or rack transactions. Typical transactional and bulk sales were made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions were based on variable sale prices charged by the Company which were tied to posted daily spot prices and purchase costs which were based on a monthly average or 3 day average based on posted prices. The Company paid pipeline and terminal fees based on regulated rates.
For bulk and transactional sales, the Company entered into individual sales contracts for each sale. Fuel Products sales were subject to credit limitations imposed on each individual buyer by the Company. The Company had several supply contracts for each of the Fuel Products it sold. The supply contracts were for annual periods with flexible volumes. Also the Company’s ability to access its various terminal locations was based on maintaining minimum thru-put volumes at each terminal. The Company purchased volumes of Fuel Products under its supply contracts, but the Company did not have corresponding sales contracts with its customers. To the extent the Company maintained quantities of Fuel Products inventory, the Company was exposed to market risk related to the volatility of Fuel Products prices. The Company’s cost for Fuel Products was based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices could have resulted in gains or losses.
In May 2008, Penn Octane’s board of directors approved a plan to sell its Fuel Products inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of cash, accounts receivable and inventories.

Regional Enterprises
In July 2007, Rio Vista acquired the business of Regional Enterprises, Inc., a Virginia Corporation. The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers.
Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region.
Regional utilizes its fleet of 32 tractors and 48 tankers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers.
For the year ended December 31, 2008, Regional’s revenues were divided among transportation, storage and transloading as follows:

Year Ended December 31, 2008
	Revenue	%
Transportation	$6,687,000	78%
Storage	1,543,000	18%
Transloading	343,000	4%

Total	$8,573,000	100%

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
Regional currently has a fleet of approximately 48 tankers units and 32 tractors dedicated to its transportation services. The majority of tankers are constructed of stainless steel, with 11 being rubber or chlorobutyl lined, which enables them to carry the toughest corrosives. The tanker fleet also includes four aluminum-constructed tanks, which are equipped with vapor recovery. Rio Vista believes that this extensive inventory of tankers enables Regional to service the majority of its customers’ needs. The tractor fleet consists of late model, Western Star and Mack units.
Storage. Regional’s Hopewell facility has a total of 15 tanks, six of which have capacities in excess of one million gallons; of these 15 tanks, 13 tanks are for customer utilization. These tanks have a combined storage capacity of 10.4 million gallons. As of December 31, 2008, Regional had two vacant tanks with a combined storage capacity of 76,000 gallons.
Regional’s loading dock is parallel to the main shipping channel with berthing dolphin clusters approximately 210 feet in length. Two six-inch and one ten-inch steel pipelines service the various tanks. All of the tanks are constructed of carbon steel, both insulated and bare skin and some with internal walls lined and unlined. Several tanks and all of the associated piping are equipped with heat via either heat transfer (hot oil) or steam. As of December 31, 2008, Regional stored the following products: two grades of asphalt, asphalt additive, sodium hydroxide and #2 oil.

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
Regional has two transloading facilities. Regional leases siding tracks and 15 railcar slots at its Hopewell, Virginia facility, with Norfolk Southern conducting switching operations. As of December 31, 2008, Regional had no vacant slots but anticipates acquiring an additional 900 feet of track, which would result in 16 additional rail slots. Regional also has a transloading facility in Johnson City, Tennessee, where it leases siding tracks and six railcar slots. Switching operations for the Johnson City, Tennessee facility are provided by East Tennessee Railway, which services tracks over which both the CSX and Norfolk Southern railroads operate.
Headquarters Facility. Regional has approximately 2,000 square feet of office facilities at its Hopewell, Virginia headquarters from which it provides most of its management, administrative and marketing operations.
Customers. For the fiscal year ended December 31, 2008, Suffolk Sales, General Chemical Corporation and Kemira Chemicals Canada Inc. accounted for approximately 14% 10% and 12% of Regional’s revenues, respectively, and approximately 19%, 8% and 10% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.
Competition. The terminaling and transportation industry is highly competitive. We encounter strong competition from other independent operators and from companies in acquiring equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to bid for contracts at rates which are more attractive to customers than our financial or human resources permit.
We are also affected by competition for availability of specialized equipment. Certain trucking equipment, including tankers, require significant lead time and possible higher prices to obtain. Accordingly, we may not be able to bid for additional business which require equipment not currently available to us.
Employees. As of December 31, 2008, Regional had a total of approximately 61 full- and part-time employees, consisting of 28 drivers, 17 terminal operators, two mechanics and 14 office staff.
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
Tax Structure. Regional’s assets and operations are conducted within a C-Corp for federal income tax purposes, as many of its activities are not considered “Qualified Income”. Rio Vista intends to explore options regarding the reorganization of some or all of its Regional assets that produce qualifying income into a more efficient tax structure.

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
Exploration and Production Assets. The Oklahoma Assets include approximately 15,100 net acres located in McIntosh, Haskell and Pittsburg counties in Oklahoma. The Oklahoma Assets also include a 25% participation interest on 4,800 acres owned by Concorde Resources. These assets represent a majority interest in 114 wells that we now operate and 24 non-operated wells in the Booch Sand, Hartshorne Cold Bed Methane, Georgia’s Fork and Spiro formations.
Gathering. The Oklahoma Assets also include the wholly-owned and operated 25-mile Brooken pipeline that gathers natural gas from several properties located in Haskell and Pittsburg counties, as well as MV’s wholly-owned and operated 40-mile pipeline that receives natural gas from leases in the Texanna area north of Lake Eufaula and delivers product to the ONEOK intrastate pipeline in McIntosh County, Oklahoma. The pipeline consists of 40 miles of class I pipelines, a low-pressure gas gathering system and a 3,000 horsepower central compressor station with a capacity of 50 MMcf per day.
Proved Reserves. Our proved reserves at December 31, 2008 were 22.5 Bcfe, all of which were gas. Approximately 8.1 Bcf were classified as proved developed, with a total Standardized Measure value of $9.0 million. At December 31, 2008, we operated 114 wells, or 83%, of our 138 productive wells. Our average proved reserves-to-production ratio, or average reserve life, is approximately 82.5 years, based on our December 31, 2008 reserve report and annualized production of current production levels.
Core Operating Fields
The long-lived proved producing properties are principally comprised of majority interests in 177 operated wells (63 undeveloped as of December 31, 2008) and 24 non-operated wells located on either side of Lake Eufaula in the “Crouch Area”, the “Texanna Area”, the “Brooken Area” and the “Canadian Area” with production derived primarily from the Booch sand and Hartshorne Coal Bed Methane reservoirs. We also derive a smaller portion of our reserves from the George’s Fork and Spiro reservoirs. Rio Vista estimates that it has an average revenue interest of approximately 56.0% in these leased interests. Characteristics of our reservoirs are as follows:
Booch sand:
•	Acreage surrounding Lake Eufaula has net sand thickness of 25 feet

•	Land surrounding the edges and underneath Lake Eufaula has locations with net sand thickness up to 200 feet

•	Well potential: 732 MMcf – 827 MMcf per well

Hartshorne coal bed methane:
•	Coal thickness contours ranging from a minimum of 2 feet to over 4 feet in select areas

•	Well potential: 90-100 vertical, 5-10 horizontal, 250 – 900 MMcf per well
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

The Texanna and Crouch Areas are located within our MV Pipeline gathering system. The MV pipeline gathers natural gas from leases in the Texanna and Crouch Areas north of Lake Eufaula and delivers to the ONEOK Gas Transportation, LLC (Oneok) intrastate pipeline in McIntosh County. The MV Pipeline is 40 miles in length, Class I, low-pressure gas gathering system and is joined to a 3,000 hp central compressor station with capacity of 50 MMcf/d. This gathering system was originally constructed in 1984, upgraded in 1998 and 2 new compressors were added during 2006.
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

Drilling Activity
During the year ended December 31, 2008, we drilled the following wells:

		Net
	Working	Revenue
Well Name	Interest	Interest	Type of well	Net Cost
Urquhart 2	100.0%	82.8%	Vert. — Coal	$152,887
Brinsfield #3	92.8%	75.4%	Vert. — U. Booch	$75,790
Haskett #2	99.5%	81.5%	Vert. — Coal	$175,404
Groseclos #3V-17	100.0%	85.2%	Vert. — U. Booch	$198,191
Davis B #2	99.9%	85.1%	Vert. — Coal	$151,725
Tom 1A-1	100.0%	81.4%	Vert. — Coal	$131,666
Donna 1	100.0%	80.1%	Vert. — Coal	$166,849
Cannon 1-31	100.0%	76.8%	Vert. — Spiro	$740,501
Belt 2V-24	100.0%	81.3%	Vert. — Savannah	$76,577
Ace #2-36	51.0%	41.4%	Horiz. — Coal	$672,412
The above wells produced a combined 12,595 Mcf (net) during the month of December 2008.
We are currently not drilling any additional wells based on the current economics associated with natural gas in the area of our leased properties and due to our inability to obtain additional sources of funding for drilling.
If drilling activity were to resume, we intend to concentrate our drilling activity on lower risk, development properties. The number, types, and location of wells we drill will vary depending on our capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well. We currently require additional funding to allow us to complete the remainder of our development program.
We currently estimate that the cost to drill a new vertical well (gross) will be approximately $172,000, and the cost to drill a new horizontal well will be approximately $780,000.
The information contained in this report about past operations of our wells should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and gas, regardless of whether they generate a reasonable rate of return. The ability for us to develop a portion or all of the above wells is contingent on our having adequate capital on hand.
As shown in the tables below, as of December 31, 2008, we had 63 proved undeveloped drilling locations (specific drilling locations as to which our independent engineering firm, Lee Keeling and Associates, Inc., assigned proved undeveloped reserves as of such date).

GAS RESERVES BY FIELD

	OPERATED
		GAS RESERVES-MCF
	WELLS	GROSS	NET
FIELD

BROOKEN	22	6,569.530	2,935.658
CANADIAN	6	4,330.734	1,272.063
TEXANNA	35	13,499.604	10,204.398

TOTAL PROVED UNDEVELOPED	63	24,399.868	14,412.119

GAS RESERVES BY RESERVOIR

	OPERATED
		GAS RESERVES-MCF
	WELLS	GROSS	NET
RESERVOIR

BOOCH	8	6,150.338	4,623.062
HARTSHORNE COAL	55	18,249.530	9,789.057

TOTAL PROVED UNDEVELOPED	63	24,399.868	14,412.119

Oil and Natural Gas Prices
Our natural gas production is sold to purchasers based on the local monthly index price, which typically is approximately 70% — 90% of the NYMEX monthly average gas prices less any direct costs for transportation, fuel and shrinkage. We recoup certain of the transportation costs that we pay related to our own gathering systems.
We enter into forward sales contracts to reduce the impact of commodity price volatility on our cash flow from operations. By removing the price volatility from a significant portion of our oil and gas production, we mitigate, but not eliminate, the potential effects of fluctuating oil and gas prices on our cash flow from operations for those periods. We must obtain approval from TCW before we actually enter into any future sales contracts.
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

The following table presents our estimated net proved oil and gas reserves and the present value of our estimated proved reserves at December 31, 2007 and 2008, based on the reserve reports prepared by Lee Keeling and Associates, Inc. The Standardized Measure values shown in the table are not intended to represent the market value of our estimated oil and gas reserves at such date.

	December 31, 2007	December 31, 2008
Reserve Data:
Estimated net proved reserves:
Gas (Bcf)	35.589	22.494
Oil (MMbls)	0.0	0.0
Total (Bcfe)	35.589	22.494
Proved developed (Bcfe)	12.766	8.082
Proved undeveloped (Bcfe)	22.823	14.412
Proved developed reserves as a % of total proved reserves	35.87%	35.93%
Standardized Measure (in millions) (1)	$41.272	$13.305
Representative Gas Price per MCF(2):	$5.03	$3.60

(1)	Does not give effect to forward sales related contracts.

(2)
Rio Vista sells its production based on monthly average index prices and therefore the price of gas used to determine the Standardized Measure was based on the monthly weighted average price received by Rio Vista for all its production during December 2007 regardless of whether Rio Vista was the operator. The weighted average price excludes any impact associated with sales contracts in effect during the period.

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
Breakdown of Gas Sales — December 2008

	Price
	Realized (a)	Gas Production
	(MFC)	(MCF)

Total Operated Wells	$3.69	40,488
Total Non-operated Wells	$2.25	2,688
Weighted Average Price Realized	$3.60	43,176

Relevant Indexes (b)
NYMEX December 2008	$6.89

Oneok December 2008 Index	$4.80

CEGT Index — Daily Average December 2008	$4.64

CEGT Index — December 2008	$4.21

(a)	Ignores impact of forward sales contracts and includes fuel, compression, gathering charges and marketing

(b)	Excludes fuel, compression, gathering and marketing charges

These reserve estimates are reviewed internally by management, with final approval by our Chairman of the Board. The process performed by Lee Keeling and Associates, Inc. to estimate the December 31, 2008 reserve amounts included their preparation of our estimated reserve quantities, future producing rates, future net revenue and the present value of such future net revenue. The independent engineering firm also prepared our estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10 (a) and subsequent Securities and Exchange Commission (SEC) staff interpretations and guidance. In the conduct of their preparation of the reserve estimates, Lee Keeling and Associates, Inc. did not independently verify the accuracy and completeness of information and data furnished by the Company with respect to ownership interests, oil and gas production, well test data, historical costs of operation and development, product prices, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention which brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto. Their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions. We have not filed reserve estimates with any Federal authority or agency.
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
Production and Price History
The following table sets forth information regarding net production of oil and gas and certain price information for the period November 19, 2007 to December 31, 2007 and the year ended December 31, 2008, which are the periods during which we owned the Oklahoma Assets:

	November 19, 2007 to December 31, 2007			Year ended December 31, 2008
		Non-			Non-
	Operated	Operated		Operated	Operated
	Wells	Wells	Total	Wells	Wells	Total
Production:
Gas production (Mcf)	64,391	15,905	80,296	450,395	70,730	521,125
Oil production (MBbls)	—	—	—	—	—	—

Total production (Mcfe)	64,391	15,905	80,296	450,395	70,730	521,125

Average daily production (Mcfe/d)	1,056	260	1,316	1,234	194	1,428

Weighted Average Realized Prices (1),(2):
Gas (Mcf)	$5.33	$4.23	$5.11	$5.99	$5.38	$5.91
Oil (Bbl)	$—	$—	$—	$—	$—	$—

Total (Mcfe)	$5.33	$4.23	$5.11	$5.99	$5.38	$5.91

(1)	Includes the effect of realized prices from forward sales contracts.

(2)	The final NYMEX settled price for December 2007 and 2008 was $7.20 (Mcf) and $6.89 (Mcf) before fuel, gathering and compression, respectively.

Productive Wells
The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2008. Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries. “Gross” wells refers to the total number of producing wells in which we have an interest, and “net” wells refers to the sum of our fractional revenue interests owned in gross wells.
GAS RESERVES BY FIELD

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	39	4,999	6,713.831	4,392.880	65.43%
CANADIAN	16	574	3,068.581	1,119.642	36.49%
CROUCH AREA	47	6,620	915.424	670.909	73.29%
TEXANNA	4	0	347.268	295.630	85.13%
OTHER	8	2,242	1,193.858	926.516	77.61%

TOTAL PROVED DEVELOPED	114	14,435	12,238.962	7,405.577	60.51%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	12	217	523.986	101.864	19.44%
CANADIAN	6	199	2,373.143	569.554	24.00%
CROUCH AREA	2	0	0	0	0.00%
TEXANNA	0	0	0	0	0.00%
OTHER	4	160	601.020	5.134	0.85%

TOTAL PROVED DEVELOPED	24	576	3,498.149	676.552	19.34%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BROOKEN	51	5,216	7,237.817	4,494.744	62.10%
CANADIAN	22	773	5,441.724	1,689.196	31.04%
CROUCH AREA	49	6,620	915.424	670.909	73.29%
TEXANNA	4	0	347.268	295.630	85.13%
OTHER	12	2,402	1,794.878	931.650	51.91%

TOTAL PROVED DEVELOPED	138	15,011	15,737.111	8,082.129	51.36%

GAS RESERVES BY RESERVOIR

	OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	33	6,072	4,983.136	3,359.632	67.42%
GEORGES FORK	33	4,939	231.275	190.753	82.48%
HARTSHORNE COAL	27	669	4,254.925	2,187.801	51.42%
PITTSBURG CBM AREA	4	54	945.588	492.540	52.09%
SPIRO	8	1,721	492.177	379.794	77.17%
OTHER	9	980	1,331.861	795.056	59.70%

TOTAL PROVED DEVELOPED	114	14,435	12,238.962	7,405.576	60.51%

	NON-OPERATED
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	12	217	523.986	101.864	19.44%
GEORGES FORK	0	0	0	0	0.00%
HARTSHORNE COAL	11	199	2,974.163	574.689	19.32%
PITTSBURG CBM AREA	1	160	0		0.00%
SPIRO	0	0	0	0	0.00%
OTHER	0	0	0	0	0.00%

TOTAL PROVED DEVELOPED	24	576	3,498.149	676.553	19.34%

	TOTAL
		NET	GAS RESERVES-MCF		NET REVENUE
	WELLS	ACRES	GROSS	NET	INTERESTS

BOOCH	45	6,289	5,507.122	3,461.496	62.85%
GEORGES FORK	33	4,939	231.275	190.753	82.48%
HARTSHORNE COAL	38	868	7,229.088	2,762.490	38.21%
PITTSBURG CBM AREA	5	214	945.588	492.540	52.09%
SPIRO	8	1,721	492.177	379.794	77.17%
OTHER	9	980	1,331.861	795.056	59.70%

TOTAL PROVED DEVELOPED	138	15,011	15,737.111	8,082.129	51.36%

Developed and Undeveloped Acreage
The following table sets forth information as of December 31, 2008, relating to our leasehold acreage:

	Developed		Undeveloped		Total
	Acreage		Acreage		Acreage
	Gross	Net	Gross	Net	Gross	Net
Operated	18,640	14,435	0	0	18,640	14,435
Non-operated	2,880	576	0	0	2,880	576

Total	21,520	15,011	0	0	21,520	15,011

Oil and Gas Operational Overview
We seek to be the operator of wells in which we have an interest. Effective March 1, 2008, Rio Vista Penny LLC became the operator of the wells which were previously operated, under a transition operating agreement, by the predecessor entity, GM Oil Properties Inc., from the date of acquisition of the Oklahoma assets through February 28, 2008. As operator, we design and manage the drilling and enhancement activities and supervise operation and maintenance activities on a day-to-day basis. In connection with the acquisition of the Oklahoma Assets, we obtained a completion and drilling rig (which we subsequently sold), and we enter into consulting arrangements with an outside third party to supervise certain aspects of our drilling operations. We plan to enter contracts for additional third-party drilling rigs as needed to carry out our future drilling program. In addition, we utilize drilling, production and reservoir engineers, geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and gas properties.
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
Employees. At December 31, 2008, Rio Vista did not employ any personnel in connection with operation of the Oklahoma Assets. Beginning March 1, 2008, Rio Vista Operating LLC became the operator of the Oklahoma assets and employed approximately six employees, consisting of eight field workers and three office staff personnel as of such date.
Principal Customers
For the year ended December 31, 2008, approximately 68% of our gas production was sold through Clearwater Enterprises LLC (Clearwater) and approximately 22% was sold to Unimark, LLC. Clearwater, in turn, sells our production to retail customers within proximity of our gathering system. We believe that if we were to lose Clearwater as a customer, we would be able to sell our production to other customers under similar sales terms.
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
Environmental Matters and Regulation
We believe that our properties and operations are in substantial compliance with applicable environmental laws and regulations, and our operations to date have not resulted in any material environmental liabilities. To protect against potential environmental risk, we typically obtain Phase I environmental assessments of any properties to be acquired prior to completing each acquisition.
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
These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. In addition, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how future environmental laws and regulations may impact our properties or operations. For the year ended December 31, 2008, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2009 or that will otherwise have a material impact on our financial position or results of operations.
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

Water Pollution Control Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that we are in substantial compliance with the requirements of the Clean Water Act.
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
Employees
As of December 31, 2008, the Company had 7 employees, including three in finance, two in sale and two in administration. The business of Rio Vista is managed by the General Partner. Penn Octane employs all persons, other than Rio Vista’s employees referred to herein, including executive officers, necessary for the operation of Rio Vista’s business. Rio Vista has no employees. At December 31, 2008, Rio Vista’s subsidiaries employed personnel in connection with the operation of those businesses (see above).

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

•
limitations on our subsidiaries’ ability to make distributions to us under the TCW credit facility, as discussed under Item 7 “Management’s Discussion and Analysis of Financial condition and Results of Operations”;

•	sources of cash used to fund acquisitions;

•	debt service requirements and restrictions on distributions contained in our existing and future debt agreements;

•	interest payments;

•	fluctuations in our working capital needs;

•	general and administrative expenses, including expenses we will incur as a result of being a public company;

•	timing and collectibility of receivables; and

•	the amount of cash reserves, which we expect to be substantial, established by the General Partner for the proper conduct of our business.

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
Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to grow or meet current obligations, either directly or indirectly. For example, our existing credit facility with TCW prohibits our Oklahoma subsidiaries from making any distributions to us unless we meet certain conditions which we do not currently expect to meet. If we are not able to receive sufficient operating cash from our subsidiaries, our ability to grow or meet current obligations could be adversely affected.
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
As of December 31, 2008, we had approximately $31.5 million of debt. We may incur additional debt in the future. Our future indebtedness could have important consequences to us, including:
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
Other companies operated approximately 17.4% of our wells on a pro forma basis as of December 31, 2008. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition and results of operations.
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

Our business would be adversely affected if operations at our terminaling, transportation and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.
Our operations are dependent upon our terminaling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow or to make principal and interest payments on our debt securities. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
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
Chemical-related assets such as those handled at our terminaling and storage facilities, may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new security regulations.
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
We store and transport hazardous chemicals such as aqua ammonia, phosphoric acid, hydrochloric acid and sulfuric acid. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in third-party property damage or shutdown of our terminaling facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition.

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
None.

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
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days’ advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery.
In December of 2008, one of the insurance carriers, Ace Insurance, tendered its limit of one million in settlement of all claims brought by American citizens who were injured in the explosion. Those claims were dismissed. The legal damages that can be recovered by the remaining plaintiffs will be governed by Mexican law, which provides limited, scheduled recovery. This is deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.
Since that settlement, the remaining insurance carrier was Lexington Insurance Company (Lexington). On December 13, 2007, Lexington filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. Cross motions for summary judgment were filed by the parties, and the court ruled that the insurance policy issued by Lexington did cover the incident which accrued in Mexico. Lexington has subsequently filed a Notice of Appeal, and is proceeding to appeal the trial court’s ruling. Nevertheless, Lexington continues to provide a defense to Rio Vista in the Camacho case. As the case currently stands, the trial court has ruled that insurance coverage does exist to provide coverage in the Camacho case.

The Camacho case is not presently set for trial. It is anticipated that a small group of plaintiffs will be identified by the court, and that group will be set for trial. It is anticipated that the trial group will not be set until the fall of 2009. No judgment following that trial will become final until all plaintiffs have gone to trial.
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner in connection with the acquisition of the Oklahoma Assets. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.

In the Greco-Roman, Inc. dba Trinity Oil Co. (Trinity) bankruptcy, pending in the United States Bankruptcy Court for the District of Arizona, the court-appointed Chapter 7 Trustee, on November 6, 2008, filed an adversary proceeding against Penn Octane Corporation (Penn Octane). The complaint was served on March 6, 2009. The Trustee seeks to recover, as preferential payments made within 90 days of Trinity’s bankruptcy filing on September 22, 2006, at least $357,000 paid to Penn Octane. Penn Octane believes valid defenses barring the turnover of these funds to the Trustee will show that the payment were made in the ordinary course of business for the delivery of petroleum products to Trinity and on ordinary business terms. The Trustee also seeks the turnover of more than $4,348,000 Trinity paid to Penn Octane within the two year period preceding Trinity’s bankruptcy filing. Valid defenses will show that Trinity, in receiving petroleum product, was given reasonably equivalent value in exchange for these payments, and, it is believed, the payments were not made to defraud Trinity’s creditors. These defenses, and others, have been presented in Penn Octane’s Answer to the Complaint filed on April 6, 2009. At this early stage of the proceeding, Penn Octane does not believe that this case will have a material adverse effect on its business, financial condition and results of operations.
On December 12, 2008, SFPP, Inc. filed a Complaint against Penn Octane in the Los Angeles Superior Court entitled SFPP, Inc. v. Penn Octane Corporation, Case No. BC403789. The Complaint alleges causes of action for Open Book Account, Account Stated and Breach of Contract, and seeks $376.216.80 in damages, plus SFPP’s attorneys’ fees and costs. Penn octane was served with copies of the Summons and Complaint in the referenced action and on February 10, 2009 timely filed its Answer thereto generally denying the allegations of the Complaint and asserting various affirmative defenses. To date, no discovery has been propounded by either party. Penn Octane is currently engaged in discussions with SFPP exploring the possibility of negotiating a mutually acceptable resolution of the allegations but, to date, no settlement has been reached.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
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

	LOW	HIGH

Fiscal Year Ended December 31, 2008:
First Quarter	$1.75	$2.75
Second Quarter	1.25	2.40
Third Quarter	1.80	2.40
Fourth Quarter	1.20	2.33

Fiscal Year Ended December 31, 2007:
First Quarter	$0.41	$0.60
Second Quarter	0.48	0.72
Third Quarter	0.58	1.94
Fourth Quarter	1.25	2.39
On March 30, 2009, the closing bid price of the common stock as reported on the OTC Bulletin Board was $1.14 per share. On March 30, 2008, Penn Octane had 15,416,187 shares of common stock outstanding and approximately 580 holders of record of the common stock.
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
During November 2008, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of approximately $10,000.
The above issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof because the issuances did not involve any public offering of securities.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Penn Octane Corporation (Penn Octane) and its consolidated subsidiaries which includes Rio Vista Energy Partners L.P. and its subsidiaries (Rio Vista) are collectively hereinafter referred to as the “Company”.
The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes thereto appearing elsewhere herein. References to specific years preceded by “fiscal” (e.g. fiscal 2008) refer to the Company’s fiscal year ended December 31.
Overview
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

In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4.0 million (see note M to the consolidated financial statements).
Fuel Sales Business
The Company sold Fuel Products through transactional, bulk and/or rack transactions. Typical transactional and bulk sales were made based on a predetermined net spread between the purchase and sales price over posted monthly variable prices and/or daily spot prices. Rack sales transactions were based on variable sale prices charged by the Company which were tied to posted daily spot prices and purchase costs which were based on a monthly average or 3 day average based on posted prices. The Company paid pipeline and terminal fees based on regulated rates.
For bulk and transactional sales, the Company entered into individual sales contracts for each sale. Fuel Products sales were subject to credit limitations imposed on each individual buyer by the Company. The Company had several supply contracts for each of the Fuel Products it sold. The supply contracts were for annual periods with flexible volumes. The Company’s ability to access its various terminal locations was based on maintaining through-put volumes at each terminal. The Company purchased volumes of Fuel Products under its supply contracts, but the Company did not have corresponding sales contracts with its customers. To the extent the Company maintained inventory of Fuel Products, the Company was exposed to market risk related to the volatility of Fuel Product prices. The Company’s cost for Fuel Products was based on a monthly average or 3 day average, to be pre-determined by the Company, based on posted prices. Timing of sales and changes in market prices could have resulted in gains or losses.
In May 2008, Penn Octane’s board of directors approved a plan to sell its Fuel Products inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of cash, accounts receivable and inventories.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $316,000. At December 31, 2008, such taxes plus associated interest and penalties in the amount of approximately $1.9 million were due.
Results of Operations
Because of the sale of the LPG sales business during August 2006, the commencement and sale of our LPG Transportation business during August 2006 and December 2007, respectively, our rapid growth through the acquisitions of Regional and the Oklahoma Assets during 2007, and the ceasing of our Fuel Sales business in May 2008, our historical results of operations and period-to-period comparisons of these results during the years ended 2006, 2007 and 2008 are not that meaningful or indicative of future results.

The results of operations from continuing operations during the years ended December 2007 and 2008 reflect the results associated with the i.) the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations which was acquired during July 2007 and LPG, which was commenced during August 2006 and was sold on December 31, 2007 (including all costs associated with operation of the US-Mexico Pipelines and Matamoros Terminal Facility), ii.) the operation of the Oklahoma Assets, which was acquired during November 2007, iii.) the Fuel Sales business until May 2008, and iii.) all indirect income and expenses of the Company.
Continuing Operations
Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

	YEAR ENDED DECEMBER 31, 2008
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	43,511,000	5,247,000	8,573,000	—	1,000	57,332,000
Cost Of Goods Sold	43,080,000	4,322,000	6,444,000	—	(8,000)	53,838,000

Gross Profit	431,000	925,000	2,129,000	—	9,000	3,494,000

Selling, General And Administrative Expenses	872,000	493,000	1,167,000	—	6,052,000	8,584,000

Loss on sale of remaining LPG-related assets	—	—	—	351,000	—	351,000

Operating Income (loss)	(441,000)	432,000	962,000	(351,000)	(6,043,000)	(5,441,000)
Other Income (Expense)
Interest Expense	(188,000)	(2,849,000)	(631,000)	—	(196,000)	(3,864,000)
Interest Income	—	7,000	—	—	12,000	19,000
Minority Interest	—	—	—	—	6,040,000	6,040,000

Income (Loss) From Continuing Operations Before Taxes	(629,000)	(2,410,000)	331,000	(351,000)	(187,000)	(3,246,000)

Provision For Income Taxes (Benefit)	—	(103,000)	66,000	—	—	(37,000)

Income (loss) From Continuing Operations	(629,000)	(2,307,000)	265,000	(351,000)	(187,000)	(3,209,000)

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

	YEAR ENDED DECEMBER 31, 2007
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	150,114,000	527,000	3,038,000	2,341,000	142,000	156,162,000
Cost Of Goods Sold	148,637,000	390,000	2,399,000	1,971,000	—	153,397,000

Gross Profit	1,477,000	137,000	639,000	370,000	142,000	2,765,000

Selling, General And Administrative Expenses	652,000	41,000	363,000	258,000	6,252,000	7,566,000

Loss on sale of remaining LPG-related assets	—	—	—	406,000	—	406,000

Operating Income (loss)	825,000	96,000	276,000	(294,000)	(6,110,000)	(5,207,000)
Other Income (Expense)
Interest Expense	(443,000)	(275,000)	(322,000)	(281,000)	(23,000)	(1,344,000)
Interest Income	—	—	14,000	1,000	31,000	46,000
Minority Interest	—	—	—	—	4,729,000	4,729,000

Income (Loss) From Continuing Operations Before Taxes	382,000	(179,000)	(32,000)	(574,000)	(1,373,000)	(1,776,000)

Provision For Income Taxes (Benefit)	15,000	(4,000)	(51,000)	34,000	27,000	21,000

Income (loss) From Continuing Operations	367,000	(175,000)	19,000	(608,000)	(1,400,000)	(1,797,000)

	YEAR ENDED DECEMBER 31, 2006
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	143,429,000	—	—	908,000	—	144,337,000
Cost Of Goods Sold	142,827,000	—	—	1,814,000	56,000	144,697,000

Gross Profit	602,000	—	—	(906,000)	(56,000)	(360,000)

Selling, General And Administrative Expenses	809,000	—	—	183,000	4,524,000	5,516,000

Loss on sale of remaining LPG-related assets	—	—	—	—	—	—

Operating Income (loss)	(207,000)	—	—	(1,089,000)	(4,580,000)	(5,876,000)
Other Income (Expense)
Interest Expense	(464,000)	—	—	(354,000)	35,000	(783,000)
Interest Income	23,000	—	—	—	43,000	66,000
Minority Interest	—	—	—	—	3,849,000	3,849,000

Income (Loss) From Continuing Operations Before Taxes	(648,000)	—	—	(1,443,000)	(653,000)	(2,744,000)

Provision For Income Taxes (Benefit)	16,000	—	—	37,000	(53,000)	—

Loss From Continuing Operations	(664,000)	—	—	(1,480,000)	(600,000)	(2,744,000)

	CHANGES FOR YEAR ENDED DECEMBER 31, 2008 COMPARED
	WITH YEAR ENDED DECEMBER 31, 2007
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	(106,603,000)	4,720,000	5,535,000	(2,341,000)	(141,000)	(98,830,000)
Cost Of Goods Sold	(105,557,000)	3,932,000	4,045,000	(1,971,000)	(8,000)	(99,559,000)

Gross Profit	(1,046,000)	788,000	1,490,000	(370,000)	(133,000)	729,000

Selling, General And Administrative Expenses	220,000	452,000	804,000	(258,000)	(200,000)	1,018,000

Loss on sale of remaining LPG-related assets	—	—	—	(55,000)	—	(55,000)

Operating Income (Loss)	(1,266,000)	336,000	686,000	(57,000)	67,000	(234,000)
Other Income (Expense)
Interest Expense	255,000	(2,574,000)	(309,000)	281,000	(173,000)	(2,520,000)
Interest Income	—	7,000	(14,000)	(1,000)	(19,000)	(27,000)
Minority Interest	—	—	—	—	1,311,000	1,311,000

Income From Continuing Operations Before Taxes	(1,011,000)	(2,231,000)	363,000	223,000	1,186,000	(1,470,000)

(Benefit) Provision For Income Taxes	(15,000)	(99,000)	117,000	(34,000)	(27,000)	(58,000)

Income (loss) From Continuing Operations	(996,000)	(2,132,000)	246,000	257,000	1,213,000	(1,412,000)

	CHANGES FOR YEAR ENDED DECEMBER 31, 2007 COMPARED
	WITH YEAR ENDED DECEMBER 31, 2006
	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets (a)	Enterprises (b)	Transportation (c)	Other	Total

Revenues	6,685,000	527,000	3,038,000	1,433,000	142,000	11,825,000
Cost Of Goods Sold	5,810,000	390,000	2,399,000	157,000	(56,000)	8,700,000

Gross Profit	875,000	137,000	639,000	1,276,000	198,000	3,125,000

Selling, General And Administrative Expenses	(157,000)	41,000	363,000	75,000	1,728,000	2,050,000

Loss on sale of remaining Mexican assets	—	—	—	406,000	—	406,000

Operating Income	1,032,000	96,000	276,000	795,000	(1,530,000)	669,000
Other Income (Expense)
Interest Expense	21,000	(275,000)	(322,000)	73,000	(58,000)	(561,000)
Interest Income	(23,000)	—	14,000	1,000	(12,000)	(20,000)

Minority Interest	—	—	—	—	880,000	880,000

Income (Loss) From Continuing Operations Before Taxes	1,030,000	(179,000)	(32,000)	869,000	(720,000)	968,000

(Benefit) Provision For Income Taxes	(1,000)	(4,000)	(51,000)	(3,000)	80,000	21,000

Income (loss) From Continuing Operations	1,031,000	(175,000)	19,000	872,000	(800,000)	947,000

(a)	Acquired during November 2007

(b)	Acquired during July 2007

(c)	Business commenced in August 2006 sold December 31, 2007

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007
Revenues. Revenues for the year ended December 31, 2008 were $57.3 million and includes the results of the Fuel Sales business for the five months ended May 31, 2008 and results of Regional and the Oklahoma Assets for the twelve months during 2008. Revenues during the year ended December 31, 2007 were $156.2 million and includes the results of the Fuel Sales business for the year ended December 31, 2007, the results of Regional for the period July 28, 2007 to December 31, 2007, the results of the Oklahoma Assets for the period November 19, 2007 to December 31, 2007 and the results of the LPG transportation for the full twelve months. The results for the two periods are not comparative since each period contains different business operations for different periods of time.
During the year ended December 31, 2006, there were only revenues from the LPG Transportation business from August 22, 2006, the date that the LPG Transportation business commenced, through December 31, 2006 and the Fuel Sales business for the year ended December 31, 2006. All revenues prior to August 22, 2006 associated from Rio Vista’s LPG sales business were reclassified as discontinued operations.
Cost of goods sold. Cost of goods sold for the year ended December 31, 2008 was $53.8 million and includes the results of the Fuel Sales business for the five months ended May 31, 2008 and the results of Regional and the Oklahoma Assets for the twelve months during 2008. Cost of goods sold during the year ended December 31, 2007 were $153.4 million and includes the costs of goods sold of the Fuel Sales business for the year ended December 31, 2007, the costs of goods sold of Regional for the period July 28, 2007 to December 31, 2007, the cost of goods sold of the Oklahoma Assets for the period November 19, 2007 to December 31, 2007 and the cost of goods sold of the LPG transportation for the full twelve months. The results for the two periods are not comparative since each period contains different business operations for different periods of time.
During the year ended December 31, 2006, cost of goods sold consisted of those costs associated with operation of the US — Mexico Pipelines and Matamoros Terminal Facility and the Fuel Sales business. All costs associated with Rio Vista’s LPG sales business prior to its sale, except for costs associated with the US — Mexico Pipelines and Matamoros Terminal Facility, which were used for Rio Vista’s LPG transportation business, were reclassified as discontinued operations.
Selling, general and administrative expenses. Selling, general and administrative expenses were $7.5 million for the year ended December 31, 2008. Excluding the selling, general and administrative expenses associated with the acquisitions, sales or ceasing of operations of Regional, the Oklahoma Assets, the Fuel Sales business and/or the LPG Transportation business, the remaining selling, general and administrative expenses were associated with corporate related activities. These selling, general and administrative costs were $6.0 million during the year ended December 31, 2008 compared with $6.2 million during the year ended December 31, 2007. These costs were comprised of indirect selling, general and administrative expenses directly incurred by the Company. The costs consisted of salary related costs, legal, accounting and other professional fees, and other corporate related costs, including insurance, taxes other than income, and public company expenses.
Other income (expense). Other income during the year ended December 31, 2008 consisted primarily of minority interest in the losses of Rio Vista of $2.2 million.

Liquidity and Capital Resources
General
As a result of the disposition of the LPG-related businesses in 2006 and 2007 and the cessation of the Fuel Sales Business in May 2008 and the acquisition of Regional’s business and the Oklahoma Assets, the Company’s sources of operating cash flows are expected to be derived from the operations of Regional and from the revenues received from the Oklahoma Assets. Although the operations of Regional are expected to be profitable, the cash flows of Regional are subject to payments required under the RZB Note described below under “Debt Obligations” and income taxes payable on Regional’s stand-alone taxable income. Based on the current production levels from the Oklahoma Assets and current prices for oil and gas, there is not expected to be sufficient cash from operations to meet debt service requirements under the TCW Credit Facility described below under “Debt Obligations” unless additional production can be realized. Additional production will require additional capital expenditures to fund drilling expansion opportunities. Rio Vista currently does not have funding available to perform additional development. In addition, Rio Vista projects that monthly cash flows received from the Oklahoma Assets during the months of April through September will be less than during the months of October through March as a result of seasonality. Rio Vista does not expect that the Oklahoma Assets will be a source of generating cash flow for the foreseeable future based on current cash flow levels and the required debt covenants associated with the TCW Credit Facility, which prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met. Rio Vista is currently in discussion with TCW to restructure the TCW Credit Facility. See “Debt Obligations — TCW Credit Facility” below.
Pursuant to the Omnibus Agreement, Penn Octane is entitled to reimbursement of costs incurred on behalf of Rio Vista, including an allocable share of overhead. As a result, Rio Vista may not have sufficient available cash to pay its separate general and administrative and other operating expenses, debt service and/or minimum quarterly distributions to unitholders unless Rio Vista is able to restructure the TCW Credit Facility and the RZB Note under terms which would provide an acceptable debt service and cash flow arrangement.
The Company may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of the Company to complete future acquisitions may require the use of a portion or substantially all of the Company’s liquid assets, the issuance of additional debt and/or the issuance of additional units. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the TCW Credit Facility and the RZB Loan Agreement (see below). Accordingly, the Company may be unable to obtain additional financing collateralized by those assets.
At December 31, 2008, the Company had a working capital deficit of approximately $36 million. The Company cannot be certain that future cash flows from Regional’s business or the Oklahoma Assets’ and future investments, if any, will be adequate to cover all of its future working capital requirements, including minimum distributions to unitholders.

Debt Obligations
RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (7.25% at December 31, 2007), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3.3 million. In addition, the Third Amendment required Rio Vista to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1.0 million of cash collateral held by RZB for purpose of making the required payment described above. At December 31, 2008, RZB held Penn Octane’s $1.0 million which the company classified as restricted cash in the accompanying balance sheet.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note (Extended RZB Note). Rio Vista expects that the Extended RZB Note will have a three year maturity, with monthly amortization, and will provide Regional with the ability to make minimum monthly payments to Rio Vista to cover a portion of Rio Vista’s corporate overhead subject to Regional meeting required debt service covenants. In addition, Rio Vista will be required to subordinate repayment of its intercompany loan with Regional and Regional will be required to enter into a control agreement with its banks which will provide RZB with the ability to access Regional’s cash in the event of a default. The Extended RZB Note has not been executed and is subject to due diligence, final loan documents and approval of both parties.
In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by Regional and RVOP.

TCW Credit Facility
The TCW Credit Facility is a $30.0 million senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21.7 million, consisting of $16.75 million in assumption of the existing indebtedness in the principal amount of $16.5 million plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1.95 million in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3.0 million to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2.0 million, which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility were interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW has the right to demand payment of $2.2 million of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). Rio Vista has agreed to file with the SEC a registration statement on Form S-3 covering the common units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma Assets, are prohibited from making upstream distributions to Rio Vista unless certain conditions are met which currently are not expected to be met in the future. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.
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

Rio Vista Penny and TCW have entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (TCW Waiver). In connection with one of the extensions, TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Rio Vista’s management is in discussion with TCW to restructure the TCW Credit Facility.
However, if Rio Vista’s management is unable to restructure the TCW Credit Facility or obtain additional extension or waivers of its requirements of payment terms and covenants contained in the TCW Credit Facility, then Rio Vista Penny will be in default under the terms of the TCW Credit Facility.
TCW has the right to foreclose against Rio Vista Penny under the terms of the TCW Credit Facility. TCW has no recourse against Rio Vista, except that TCW holds the TCW Warrant, granting it the right, but not the obligation, to convert a portion or all of the value of the debt owing under the TCW Credit Facility, including accrued interest and penalties, into Rio Vista common units at the exercise price defined in the TCW Warrant (approximately 90% of the market value of the common units on the 20 trading days preceding the conversion date).
If TCW converts any amounts owing under the TCW Credit Facility into Rio Vista common units then the current Rio Vista common unit holders will be significantly diluted.
As of December 31, 2008, the net book value Oklahoma Assets were approximately $36.1 million. As a result of a foreclosure, based on December 31, 2008 balances, Rio Vista would record a loss related to the Oklahoma Assets which could approximate $7.8 million. The exercise by TCW of any amount under the TCW Warrant would reduce the amount of the recordable loss by a corresponding amount.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.
On June 27, 2008, the Moores Note was amended (Amended Moores Note). In connection with the Amended Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against Rio Vista as a result of the non-payment (Civil Action).
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.

Seller’s Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1.0 million to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the period of July 28, 2007 through December 31, 2007 and the year ended December 31, 2008, $37,000 and $72,000, respectively, of the discount was amortized.
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
In addition to its 2% General Partner interest, the General Partner is currently the holder of incentive distribution rights which entitle the holder to an increasing portion of cash distributions as described in the partnership agreement. As a result, cash distributions from Rio Vista are shared by the holders of the common units and the General Partner based on a formula whereby the General Partner receives disproportionately more distributions per percentage interest than the holders of the common units as annual cash distributions exceed certain milestones.

During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in due to Penn Octane Corporation in the accompanying consolidated balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions during the years ended December 31, 2007 and 2008:

			Amounts Paid
	Payment	Distribution	Common	General
Quarter Ended	Date	Per Unit	Units	Partner

Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
Jun 2005 – Jun 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
Dec 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
The amount of the distributions paid through the June 2008 quarterly distribution represents the minimum quarterly distribution required to be made by Rio Vista pursuant to the partnership agreement.
Rio Vista has not declared a distribution for the quarters ended September 30, 2008 and December 31, 2008.
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
On June 1, 2007, Regional executed a letter of intent with Norfolk Southern dated May 29, 2007 which provides for the replacement of the foregoing leases, through a purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other. Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving 60 days notice of cancellation. Penn Octane has several leases which on a month to month basis or for a period of less than a year.

Agreements
Gas Service and Sales Agreements
GO entered into an agreement with Clearwater Enterprises, LLC (Clearwater) to provide monthly services in relationship to the Brooken system pipeline. In accordance with terms of the agreement, Clearwater would (i) receive pipeline nominations from the various shippers on the Brooken system, (ii) allocate volumes to the wellhead based upon the volumes delivered to the Brooken interconnect, (iii) prepare gathering and compression fee invoices on behalf of the Company, and (iv) prepare pipeline imbalance and cashout statements. The monthly gathering management fee that GO pays for these services is $3,000. The agreement is month-to-month unless and until terminated by either party upon 30 days notice.
Substantially all of the gas sales associated with Rio Vista’s oil and gas properties were made to Clearwater. These gas sales were governed by an agreement that expires in 2009 and continues yearly thereafter, until canceled by either party within thirty days notice.
During March 2008, certain of the Clearwater agreements were amended to name Rio Vista Operating LLC as the contracting party based on Rio Vista Operating LLC’s assumption of operations of the oil and gas properties.
Gas Compression Agreements
GO entered into a one year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease is dated October 11, 2006 and is guaranteed for a minimum of twelve months and continues monthly until cancelled by either party with 30 day notice. Minimum base lease payments of $11,000 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
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

Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. For the year ended December 31, 2007 and 2008, the Company expensed approximately $434,000 and $486,000, respectively in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
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

Employment Agreement
During June 2008, the Board of Managers of the General Partner of Rio Vista approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.
Strategic Growth International.
On May 28, 2008, Penn Octane and SGI and Rio Vista and SGI each entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreements could be cancelled after 6 months and were cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreements, Penn Octane and Rio Vista were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Penn Octane and SGI, Penn Octane granted SGI 400,000 warrants to purchase common shares of Penn Octane at an exercise price of $1.70 per share. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the aforementioned cancellation, the number of Penn Octane warrants granted was reduced to 200,000 and the number of Rio Vista warrants granted was reduced to 25,000.
Private Placements
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
During November 2008, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of approximately $10,000.

Related Party Transactions
Sale-Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2.0 million. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the board of managers and the board of directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane. In connection with the transaction, Penn Octane recorded $1.8 million in goodwill which represented the amount of the purchase price which was in excess of tangible book value of the units purchased allocable to minority interests.
Loans To Rio Vista
As of July 23, 2008, Rio Vista offset $2.0 million owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1.0 million of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.
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
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from continuing operations for each of the two years ended December 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, $150,000 of the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note total approximately $31.3 million and are all classified as current liabilities. Penn Octane also owes excise and other taxes, including computed interest and penalties collected from customers in connection with the sale of Fuel Products in the amount of $1.9 million.
The Oklahoma Assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of the Company, excise and other taxes of Fuel Products and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met which currently are not expected to be met in the future. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma Assets.

Penn Octane has guaranteed the RZB Note. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and the Richter Note and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Rio Vista’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Rio Vista at December 31, 2008 contains an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised, existing debt restructured and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to restructure the TCW Credit Facility and the RZB Note, pay the excise and other taxes and to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to restructure such debt and to continue in existence.
To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing and reduce its general and administrative and other operating expenses.
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
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Rio Vista does not expect the adoption of the new accounting standard to have an impact on Rio Vista’s financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.162 (SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. The hierarchy guidance provided by SFAS No. 162 did not have a significant impact on Rio Vista’s financial statements.
Critical Accounting Policies
The consolidated financial statements of the Company reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, “Summary of Significant Accounting Policies”. The Company believes that the following reflect the more critical accounting policies that affect the financial position and results of operations.
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
Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year.
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
Allowance for doubtful accounts — The carrying value of trade accounts receivable is based on estimated fair value. The determination of fair value is subject to management’s judgments and is based on estimates that management is required to make. Those estimates are made based on the creditworthiness of customers and payment history. The Company has made no provisions for doubtful accounts since its inception.
We account for oil and gas properties by the successful efforts method. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.
Depreciation and depletion of producing oil and gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for acquisition costs using all proved reserves. SFAS No. 19, "Financial Accounting and Reporting for Oil and Gas Producing Companies” (SFAS 19) requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. As more fully described in the Supplementary Oil and Gas Data (Unaudited) in Item 8. “Financial Statements and Supplementary Data,” our proved reserves at December 31, 2008 were estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc.
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
Rio Vista’s estimates of proved reserves are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Lee Keeling and Associates, Inc. prepared a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31, 2008.

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
Oil and gas is sold by Rio Vista on a monthly basis. Virtually all of Rio Vista’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil and gas, and prevailing supply and demand conditions, so that the price of the oil and gas fluctuate to remain competitive with other available oil and gas suppliers.
We use forward sales contracts to minimize the variability of cash flow from our oil and gas production by reducing our exposure to price fluctuations. Currently, these transactions consist of fixed price contracts. We account for these activities pursuant to SFAS 133. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Penn Octane Corporation
We have audited the accompanying consolidated balance sheets of Penn Octane Corporation and its subsidiaries (Company) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flow for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2008, and the consolidated results of their operations and their consolidated cash flow for each of the two years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.
We have also audited Schedule II of the Company for each of the two years in the period ended December 31, 2008. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note R to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern including the Company’s ability to generate sufficient cash flow to pay its expenses and its current debt obligations as they become due. Management’s plans in regard to these matters are also described in note R. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
/s/ BURTON McCUMBER & CORTEZ, L.L.P.
Brownsville, Texas
April 3, 2009

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2007	2008
Current Assets
Cash	$4,339,000	$376,000
Restricted cash	2,500,000	1,316,000
Trade accounts receivable net of allowance for doubtful accounts of $0 and $60,000 at December 31, 2007 and December 31, 2008, respectively)	4,261,000	1,662,000
Income tax receivable	608,000	608,000
Inventories	2,563,000	—
Deferred tax asset	—	99,000
Prepaid expenses and other current assets	699,000	725,000

Total current assets	14,970,000	4,786,000
Oil and gas properties and related equipment (successful efforts method) — net	26,197,000	28,243,000
Property, plant and equipment — net	12,983,000	12,690,000
Other non-current assets	11,000	31,000
Goodwill	6,463,000	8,290,000

Total assets	$60,624,000	$54,040,000

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2008
Current Liabilities
Current maturities of long-term debt	$3,498,000	$25,731,000
Short-term debt	5,493,000	5,575,000
Fuel Products trade accounts payable	4,526,000	—
Other accounts payable	2,879,000	3,315,000
Taxes payable	603,000	921,000
Accrued liabilities	2,157,000	5,200,000

Total current liabilities	19,156,000	40,742,000
Commitments and contingencies	—	—
Long-term debt, less current maturities, net of discount	21,250,000	150,000
Deferred income tax	3,238,000	2,909,000
Minority interest in Rio Vista Energy Partners L.P.	11,545,000	7,095,000
Stockholders’ Equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and December 31, 2008	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2007 and December 31, 2008	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,406,187 and 15,416,187 shares issued and outstanding at December 31, 2007 and December 31, 2008	154,000	154,000
Additional paid-in capital	29,271,000	30,189,000
Accumulated deficit	(23,990,000)	(27,199,000)

Total stockholders’ equity	5,435,000	3,144,000

Total liabilities and stockholders’ equity	$60,624,000	$54,040,000

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2008
Revenues	$156,162,000	$57,332,000
Cost of goods sold	153,397,000	53,838,000

Gross profit	2,765,000	3,494,000
Selling, general and administrative expenses and other
Legal and professional fees	2,793,000	2,138,000
Salaries and payroll related expenses	2,308,000	2,746,000
Other	2,465,000	3,700,000
Loss on sale of remaining LPG-related assets	406,000	351,000

	7,972,000	8,935,000

Operating loss from continuing operations	(5,207,000)	(5,441,000)
Other income (expense)
Interest and Fuel Products financing expense	(1,344,000)	(3,864,000)
Interest income	46,000	19,000
Minority interest in loss of Rio Vista Energy Partners L.P.	4,729,000	6,040,000

Loss before taxes	(1,776,000)	(3,246,000)
Provision (benefit) for income taxes	21,000	(37,000)

Net loss	$(1,797,000)	$(3,209,000)

Net loss per common share	$(0.12)	$(0.21)

Weighted average common shares outstanding	15,391,639	15,407,471

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended		Year ended
	December 31, 2007		December 31, 2008
	Shares	Amount	Shares	Amount
Preferred Stock
Beginning balance	—	$—	—	$—

Ending balance	—	$—	—	$—

Senior Preferred Stock
Beginning balance	—	$—	—	$—

Ending balance	—	$—	—	$—

Common Stock
Beginning balance	15,386,187	$154,000	15,406,187	$154,000
Issuance of common stock upon exercise of warrants — August 2007	10,000	—	—	—
Issuance of common stock upon exercise of warrants — November 2007	10,000	—	—	—
Issuance of common stock upon exercise of warrants — November 2008	—	—	10,000	—

Ending balance	15,406,187	$154,000	15,416,187	$154,000

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued

	Year ended	Year ended
	December 31, 2007	December 31, 2008
Additional Paid-In Capital
Beginning balance	$29,106,000	$29,271,000

Exercise of warrants	20,000	10,000
Issuance of equity	26,000	18,000
Share-based compensation	146,000	826,000
Other	(27,000)	64,000

Ending balance	$29,271,000	$30,189,000

Notes Receivable in connection with the exercise of warrants
Beginning balance	$(1,688,000)	$—
Reduction in notes receivable	1,310,000	—
Discount of note receivable as compensation	378,000	—

Ending balance	$—	$—

Accumulated Deficit
Beginning balance	$(22,193,000)	$(23,990,000)
Net loss	(1,797,000)	(3,209,000)

Ending balance	$(23,990,000)	$(27,199,000)

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(1,797,000)	$(3,209,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation depletion and amortization	1,133,000	2,162,000
Amortization of loan discount related to detachable warrants	37,000	72,000
Share-based payment expense	390,000	826,000
Unit-based compensation	94,000	479,000
Loss on sale of remaining LPG-related assets	406,000	351,000
Gain on sale of assets	—	(20,000)
Beneficial conversion	7,000	18,000
Discount of note receivable from former officer	378,000	—
Minority interest in Rio Vista Energy Partners L.P.	(4,729,000)	(6,040,000)
Reserve for doubtful accounts	—	60,000
Changes in current assets and liabilities:
Trade accounts receivable	(1,000)	2,599,000
Inventories	(960,000)	2,563,000
Prepaid expenses and other current assets	(19,000)	146,000
Deferred tax asset	39,000	(428,000)
LPG and Fuel Products trade accounts payable	1,424,000	(4,526,000)
Other accounts payable and accrued liabilities	1,653,000	3,697,000
U.S. and Foreign taxes payable	127,000	318,000

Net cash used in operating activities	(1,818,000)	(932,000)
Cash flows from investing activities:
Capital expenditures	(156,000)	(3,925,000)
Proceeds from sale of remaining LPG-related assets	9,187,000	—
Cost to acquire Regional Enterprises, Inc.	(8,399,000)	—
Cost to acquire Oklahoma assets	(10,070,000)	—
Acquisition of GP Interest	(1,400,000)	—
Decrease in other non-current assets	5,000	(19,000)

Net cash used in investing activities	(10,833,000)	(3,944,000)
Cash flows from financing activities:
(Increase) decrease in restricted cash	(637,000)	1,184,000
Revolving credit facilities	(804,000)	—
Issuance of debt	10,000,000	1,575,000
Issuance of equity, net	3,704,000	(314,000)
Distributions paid to minority interests	(4,464,000)	(1,928,000)
Stockholder’s note	1,310,000	—
Reduction in debt	(1,000,000)	(350,000)
Exercise of warrants	20,000	785,000
Minority interest	95,000	(39,000)

Net cash provided by financing activities	8,224,000	913,000

Net decrease in cash	(4,427,000)	(3,963,000)
Cash at beginning of period	8,766,000	4,339,000

Cash at end of period	$4,339,000	$376,000

The accompanying notes are an integral part of these consolidated financial statements.

Penn Octane Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Year ended	Year ended
	December 31, 2007	December 31, 2008

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,757,000	$3,658,000

Taxes	$30,000	$—

Supplemental disclosures of noncash transactions:
Equity — common stock and warrants issued and other	$—	$—

Minority interest in Rio Vista Energy Partners L.P.	$—	$1,827,000

Notes issued in acquisition	$1,500,000	$—

Units issued in acquisition	$1,500,000	$—

TCW Credit Facility	$18,700,000	$—

Unit based compensation	$240,000	$445,000

Units issued for compensation and penalties	$280,000	$774,000

Share based compensation	$390,000	$826,000

Beneficial conversion feature	$7,000	$18,000

Exchange of assets for note reduction	$—	$100,000

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
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is now focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
The above acquisitions were funded by a combination of debt (new and assumed), private placements of Rio Vista common units and proceeds from the sale of Rio Vista’s LPG related assets. During November 2007, Rio Vista completed a private placement of common units raising gross proceeds of $4,000,000 (see note M).

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION — Continued
In May 2008, Penn Octane’s board of directors approved a plan to sell its Fuel Products inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of cash, accounts receivable and inventories.
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
In accordance with the guidance of the SEC Staff Accounting Bulletin No. 108 which the Company adopted in September 2006, the Company corrected immaterial misstatements in its December 31, 2007 financial statements related to errors in the over accrual of interest expense, legal expense and under expensed insurance expense in the net amount of $79,000, and a corresponding overstatement of reported net loss of $1,000 and understatement of Minority Interest of $78,000.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Rio Vista assesses proved oil and gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable (see note B4).
Unproved properties are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred. Rio Vista has no unproved properties at December 31, 2008.
3. Contracts and Derivative Instruments
Rio Vista seeks to enter into contracts for the future sale of a portion of its existing production based on favorable price levels. As of December 31, 2008, these transactions were in the form of contracts to sell a certain amount of production at a fixed price. Rio Vista marks these contracts to market if losses are anticipated on the contracts.
Rio Vista has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. As of December 31, 2008, Rio Vista had no derivative financial instruments.
4. Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost. After being placed into service, assets are depreciated using the straight-line method over their estimated useful lives as follows:

Terminal Facility and improvements	5–30 years
Pipelines	30 years
Automotive equipment	5–20 years
Machinery and equipment	5–10 years
Office equipment	3–10 years
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
5. Income Taxes
Penn Octane will file a consolidated income tax return for the year ended December 31, 2008 with its subsidiary Penn Wilson. Rio Vista is not included in the consolidated U.S. income tax return (see below and in note I).
The Company accounts for deferred taxes in accordance with SFAS 109, “Accounting For Income Taxes”. Under the liability method specified therein, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and income tax purposes are reserves for various expenses, depreciation, asset basis differences, and deferred compensation expense.
Rio Vista is a public limited partnership and is not subject to federal or state income taxes. However, some of Rio Vista’s operating subsidiaries are subject to foreign and U.S. corporate income taxes as follows:
Mexican subsidiaries:
Rio Vista’s Mexican subsidiaries were taxed on their income directly by the Mexican government and file their own separate income tax returns in Mexico. Rio Vista’s Mexican subsidiaries elected pass-through treatment for U.S. income tax purposes. Accordingly, the income/loss of Rio Vista’s Mexican subsidiaries was included in the U.S. partnership income tax return of Rio Vista. The holders of the common units and General Partner interest are entitled to their proportionate share of any tax credits resulting from any income taxes paid to the Mexican government. The Mexican subsidiaries were disposed of in December 2007.
Regional and MV:
Regional and MV are taxed as U.S. corporations. A valuation allowance is provided when it is determined that it is more likely than not that a portion of a deferred tax asset balance will not be realized. Prior to November 1, 2004 Regional used the cash basis of accounting for determining taxable income and MV uses the cash basis of accounting for determining taxable income.
6. Income (Loss) Per Common Share
Net income (loss) per share of common stock is computed on the weighted average number of shares outstanding in accordance with SFAS 128, “Earnings Per Share”. During periods in which the Company incurs losses from continuing operations, giving effect to common stock equivalents is not included in the computation as it would be antidilutive.

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
10. Share-Based Payments and Unit Based Payments
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
10. Share-Based Payments and Unit Based Payments — Continued
Share-Based Payments — Continued
The Company recorded share-based payment expense for employees and nonemployees of $146,000 ($0.01 per common share) and $826,000 ($0.05 per common share) for the years ended December 31, 2007 and 2008, respectively under the fair value provisions of SFAS 123R.
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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $249,000 ($0.12 per common unit) and $445,000 ($0.17 per common unit) for years ended December 31, 2007 and 2008, respectively under the fair-value provisions of SFAS 123R.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
11. Revenue Recognition
Fuel Sales, LPG Transportation Fees and Regional:
The Company recorded revenue from sales of Fuel Products on transactional sales based upon the actual gallons of Fuel Products delivered to its customers at the terminal facilities at the agreed upon price per gallon. For bulk sales of Fuel Products, revenue was recorded at the time the title passed to the bulk sale customer. Fuel Sales revenues were recorded net of excise and related taxes.
Rio Vista recorded revenue only upon the actual gallons of LPG delivered to its customers at either the Matamoros Terminal Facility or Brownsville Terminal Facility at the agreed upon price per gallon.
Rio Vista recorded revenue under its LPG Transportation Agreement (see note D) when gallons of LPG were delivered to customers designated by TransMontaigne at the Matamoros Terminal Facility.
Regional records revenue for storage, transportation and transloading as the services are performed and delivery occurs.
Revenues for LPG transportation fees, Fuel Sales and Regional are recorded based on the following criteria:
(1)	Persuasive evidence of an arrangement existed and the price is determined

(2)	Delivery occurred

(3)	Collectability is reasonably assured
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
12. Foreign Currency Translation
Rio Vista followed FASB No. 52 “Foreign Currency Translation” in consolidation of Rio Vista’s Mexican subsidiaries, whose functional currency was the US dollar. Non monetary balance sheet items and related revenue and expense were remeasured using historical rates. Monetary balance sheet items and related revenue and expense were remeasured using exchange rates in effect at the balance sheet dates.
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
15. Consolidation of Variable Interest Entities
During 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), which was amended by FIN 46R. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (VIE) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. FIN 46R requires the beneficiary of a VIE to consolidate in its financial statements the assets, liabilities and results of operations of the VIE. Tergas, a former affiliate of Rio Vista, was a VIE and therefore, its assets, liabilities and results of operations were included in the accompanying consolidated financial statements of the Company for the year ended December 31, 2007.
16. Guarantees
In November 2002, the Financial Accounting Standards board issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation requires guarantors to disclose certain information about guarantees of indebtedness of others (see note H). In addition, under certain circumstances, those guarantees may result in such debts being recorded in the guarantor’s financial statements.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
17. Environmental Matters
The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
The Company accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities for environmental contingencies are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain types of environmental contingencies. For the year ended December 31, 2008, the Company had no environmental contingencies requiring specific disclosure or the recording of a liability.
18. Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). In accordance with SFAS 143, estimated asset retirement costs are recognized when the obligation is incurred, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by the Company using existing regulatory requirements and anticipated future inflation rates. The Company had no estimated asset retirement obligations at December 31, 2008.
19. Segment Information
The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Under SFAS 131, all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. This information is reported on the basis that it is used internally for evaluating segment performance. The Company operates as three- business segments: Transportation and Terminaling and Oil, Gas business and Fuel Sales (ceased operations in May 2008) (see note T).
20. Fair Value
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which establishes a framework for reporting fair value and expands disclosures about fair value measurements, SFAS 157 was effective for Rio Vista on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
21. Business Combinations
In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (SFAS 141(R)), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to unitholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Under SFAS 141(R), contingent consideration or earn outs will be recorded at their fair value at the acquisition date. Except in bargain purchase situations, contingent considerations typically will result in additional goodwill being recognized. Contingent consideration classified as an asset or liability will be adjusted to fair value at each reporting date through earnings until the contingency is resolved.
These estimates are subject to change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with SFAS 141(R).
In accordance with SFAS 141(R), acquisition transaction costs, such as certain investment banking fees, due diligence costs and attorney fees are to be recorded as a reduction of earnings in the period they are incurred. Prior to the effective date, SFAS 141(R), acquisition transaction costs were included in the cost of the acquired business.
22. Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FASB 142). Under FASB 142, goodwill is not amortized. The Company is required to make at least an annual test of the fair value of the intangible to determine if impairment has occurred. The Company performs an annual impairment test for goodwill in the fourth quarter of each calendar year.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — LOSS PER COMMON SHARE
The following tables present reconciliations from net income (loss) from continuing operations per common share to income (loss) from continuing operations per common share assuming dilution (see note K for the warrants):

	For the year ended December 31, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$(1,797,000)
Basic EPS
Net loss available to common stockholders	(1,797,000)	15,391,639	$(0.12)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

	For the year ended December 31, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$(3,209,000)
Basic EPS
Net loss available to common stockholders	(3,209,000)	15,407,471	$(0.21)

Effect of Dilutive Securities
Warrants	—	—
Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — DISPOSITIONS
SALE OF LPG ASSETS / DISCONTINUED OPERATIONS
On August 22, 2006, Rio Vista completed the sale and assignment to TransMontaigne of certain LPG assets, including the Brownsville Terminal Facility, the refined products tank farm and associated leases, and LPG inventory, wherever located (collectively, the Brownsville Terminal Assets) and assignment of the 2006 PMI agreement (Brownsville Terminal Assets and the 2006 PMI agreement collectively, the Rio Vista Sold Assets) pursuant to an amended and restated purchase and sale agreement (Rio Vista Restated PSA). The Rio Vista Restated PSA replaced the previous purchase and sale agreement entered into between Rio Vista and TransMontaigne on August 15, 2005. Rio Vista retained its owned pipelines located in the United States, including land, leases and rights of way and 100% of the outstanding stock of its Mexican subsidiaries. Rio Vista’s Mexican subsidiaries and consolidated affiliate own pipelines in Mexico and the Matamoros Terminal Facility, including land and rights of way (collectively, the Retained Assets).
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
Under the Rio Vista Restated PSA and the related transportation agreement between Rio Vista and TransMontaigne dated August 22, 2006 (LPG Transportation Agreement), TransMontaigne agreed to exclusively use the services and Retained Assets of Rio Vista on a fee basis for purposes of transportation of LPG to be delivered into northeastern Mexico and/or LPG sold pursuant to the existing PMI agreement. Rio Vista agreed not to transport LPG through Rio Vista’s Retained Assets in Mexico except on behalf of TransMontaigne, subject to certain conditions. TransMontaigne agreed to use the Retained Assets pursuant to the LPG Transportation Agreement which began on August 22, 2006 and ran for the term of the existing PMI agreement between TransMontaigne and PMI, as extended from time to time thereafter. Rio Vista received a fee for all LPG transported on behalf of TransMontaigne through the Retained Assets. In addition, under the Rio Vista Restated PSA and the related pipeline services agreement between Rio Vista and TransMontaigne dated August 22, 2006 (U.S. Pipeline Services Agreement), TransMontaigne agreed to provide routine and non-routine operation and maintenance services, as defined, for the U.S. portion only of Rio Vista’s pipelines between Brownsville, Texas and Matamoros, Mexico. TransMontaigne agreed to provide the routine services at its sole cost and expense. For the non-routine services, Rio Vista agreed to reimburse TransMontaigne for all costs actually incurred in performing the services and all materials and supplies provided in connection with such services, plus 15%.
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
Pursuant to the Purchase and Sale Agreement, subject to its terms and conditions, TLP agreed to purchase from RVOP: (a) the United States portion of the two pipelines from the Brownsville, Texas terminal owned by TLP to the United States border (the US Pipelines) with all associated rights-of-way and easements (the US Easements); (b) all of the outstanding equity interests of PennMex, which holds the Mexican energy regulatory commission (CRE) permit, and Termatsal, which owns the portion of the two pipelines that extend from the US border to Matamoros, Mexico (the Mexican Pipelines); and (c) all of RVOP’s rights for indirect control of Tergas, which owns the Matamoros, Mexico terminal site (the Mexican Terminal). PennMex and Termatsal are 100% owned subsidiaries of RVOP and Tergas is an affiliate of RVOP, and each of the three companies (collectively, the Included Subsidiaries) is organized under the laws of Mexico. The US Pipelines, the US Easements, the Included Subsidiaries, the Mexican Pipelines and the Mexican Terminal, are collectively referred to as the “LPG Assets.”
The total purchase price for the LPG Assets was $10,825,000, subject to adjustment as provided in the Purchase and Sale Agreement. TLP previously paid to RVOP deposits totaling $8,000,000 (the Deposits) which was credited to the purchase price at closing. The remaining $2,825,000 was paid at closing, subject to adjustments and less a holdback of $500,000 (Holdback) as security for RVOP’s indemnification obligations under the Purchase and Sale Agreement. In addition, RVOP’s existing $1,000,000 promissory note (the Existing Loan) payable to TransMontaigne Product Services Inc. (TPSI), an affiliate of TLP, was paid from the proceeds at closing. Prior to the execution of the Purchase and Sale Agreement, and until the closing, RVOP provided LPG transportation services to TLP or its affiliates under the terms of an LPG Transportation Agreement with TPSI.
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback diligence deductions and working capital adjustment, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1,373,000 in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1,000,000 limitation of indemnification. As of December 31, 2008, Rio Vista has provided a charge of $351,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.
In connection with the sale of the LPG Assets to TLP, RVOP and TPSI agreed to terminate the LPG Transportation Agreement and the U.S. Pipeline Service Agreement as of such closing date.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — ACQUISITIONS
REGIONAL
On July 27, 2007, Rio Vista entered into an Agreement and Plan of Merger (Merger Agreement) with Regional Enterprises, Inc., a Virginia corporation (New Regional), Regional Enterprizes, Inc., a Virginia corporation (Old Regional), the shareholders of Old Regional and W. Gary Farrar, Jr. The Merger Agreement provided for Rio Vista to acquire the business of Old Regional by means of a merger of Old Regional into New Regional, a newly-formed, wholly-owned subsidiary of Rio Vista (the Regional Acquisition). The principal business of Regional is storage, transportation and railcar transloading of bulk liquids, including chemical and petroleum products owned by its customers. The total consideration pursuant to the Merger Agreement was $9,000,000, of which Rio Vista paid $8,000,000 in cash, less certain working capital and other adjustments and subject to certain amounts held in escrow, with the remaining $1,000,000 to be paid in four equal semiannual installments beginning six months from the date of the Regional Acquisition (Sellers’ Note-Regional). Under the terms of the Merger Agreement, Rio Vista was entitled to net working capital of Old Regional of $500,000, subject to adjustments. Under the terms of the Merger Agreement, a total of $1,500,000 was placed into escrow to secure certain indemnification obligations of the former shareholders of Old Regional. Rio Vista funded the Regional Acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) and the remaining amounts due at closing were paid from available working capital (see note H).
Regional’s principal facilities are located on the James River in Hopewell, Virginia, where it receives bulk chemicals and petroleum products from ships and barges into approximately 10,400,000 gallons of available storage. Regional also receives product from a rail spur which is capable of receiving 15 rail cars at any one time for transloading of chemical and petroleum liquids for delivery throughout the mid-Atlantic region.
Regional utilizes its fleet of 32 tractors and 48 tankers to distribute the various products it receives as well as to perform direct hauling operations on behalf of its customers.
For the fiscal year ended December 31, 2008, Suffolk Sales, General Chemical Corporation and Kemira Chemicals Canada Inc. accounted for approximately 14% 10% and 12% of Regional’s revenues, respectively, and approximately 19%, 8% and 10% of Regional’s accounts receivable, respectively, with no other individual customer accounting for more than 10% of Regional’s revenues and accounts receivable.
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
GM Oil Properties Inc.
On November 19, 2007, Rio Vista Penny completed the purchase of assets from GM Oil pursuant to the Asset Purchase Agreement between Rio Vista Penny and GM Oil dated as of October 1, 2007, as amended on November 16, 2007 (the Amended GM Agreement). The assets acquired pursuant to the Amended GM Agreement consist of the real and personal property interests of GM Oil in certain oil and gas properties located in Haskell, McIntosh and Pittsburg counties in Oklahoma, including approximately 33.33% of the outstanding capital stock of MV (collectively, the GM Assets). The total purchase price for the GM Assets was paid by assumption of the TCW Credit Facility in the amount of $16,750,000  (including $250,000 of unpaid interest included in the TCW Credit Facility plus payment of additional accrued but unpaid interest in the amount of $340,000. The TCW Credit Facility is payable to the TCW Noteholders and is administered by TAMCO as agent pursuant to the TCW Credit Facility. No cash or equity consideration was paid to GM Oil or its shareholders as part of the purchase price of the GM Assets.
Penny Petroleum Corporation
On November 19, 2007, Rio Vista Penny completed the purchase of assets from Penny Petroleum pursuant to the Asset Purchase Agreement between Rio Vista Penny, Penny Petroleum and Gary Moores (a shareholder of Penny Petroleum), dated as of October 1, 2007, as amended on October 25 and November 16, 2007 (the Amended Penny Agreement). The assets acquired pursuant to the Amended Penny Agreement consisted of the real and personal property interests of Penny Petroleum in certain oil and gas properties located in McIntosh, Pittsburg and Haskell counties in Oklahoma, including approximately 66.66% of the outstanding capital stock of MV (collectively, the Penny Assets).
The total purchase price paid for the Penny Assets was $7,400,000, consisting of cash, a promissory note and equity interests in Rio Vista. The cash portion of the purchase price was $6,400,000, together with a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (the Moores Note) payable to Gary Moores on May 19, 2008. Beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The equity portion of the purchase price was paid by delivery of 45,998 common units of Rio Vista (the Penny Units).

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — ACQUISITIONS — Continued
OKLAHOMA ASSETS — Continued
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
On the date the GO Registration Statement is declared effective by the SEC (the Registration Date), if the closing price of Rio Vista’s common units as reported by the NASDAQ National Market (the Registration Date Price) is less than 80% of $10.87 (the Minimum Price), Rio Vista GO will deliver to Outback either (i) additional common units of Rio Vista (the Additional GO Units) in such number as necessary so that the total value of the GO Units and the Additional GO Units, in each case based on the Registration Date Price, is at least 80% of the value of the Purchase Price Units based on the Minimum Price or (ii) additional cash (the Additional Cash) in such amount as necessary so that the total value of the GO Units, based on the Registration Date Price, together with the Additional Cash, is at least 80% of the value of the GO Units based on the Minimum Price. In lieu of delivery of Additional GO Units or Additional Cash to supplement the GO Units, Rio Vista GO has the alternate option to pay the entire value of the GO Units based on the Minimum Price in cash (the All Cash Payment). Upon delivery of the All Cash Payment to the seller, all GO Units shall be returned to Rio Vista GO and/or cancelled by Rio Vista.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,	December 31,
	2007	2008

Oklahoma:
Pipelines and equipment	$6,756,000	$7,417,000

Regional:
Land	237,000	237,000
Terminal and improvements	3,825,000	4,084,000
Automotive equipment	2,438,000	2,644,000

	6,500,000	6,965,000

	13,256,000	14,382,000
Other	338,000	290,000

	13,594,000	14,672,000
Less: accumulated depreciation and amortization	(611,000)	(1,982,000)

	$12,983,000	$12,690,000

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
Depreciation expense of property, plant and equipment from continuing operations totaled $1,075,000 and $1,497,000 for each of the two years in the period ended December 31, 2008, respectively.
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property development for the year ended December 31, 2008 are presented below:

Development costs of leased properties:	$2,549,000
Capitalized pipeline infrastructure costs:	$568,000
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G — INVENTORIES

	December 31, 2007		December 31, 2008
	Gallons	LCM	Gallons	LCM

Fuel Products	1,043,000	$2,563,000	—	$—

NOTE H — DEBT OBLIGATIONS

	December 31,	December 31,
	2007	2008

RZB Note	$5,000,000	$5,000,000
Moores Note	493,000	—
Richter Note Payable	—	575,000

	$5,493,000	$5,575,000

Long-term debt obligations were as follows:

TCW Credit Facility	$23,689,000	$24,700,000
Sellers’ Note — Regional	922,000	744,000
Moores Note	—	300,000
Other	137,000	137,000

	24,748,000	25,881,000
Less current portion	3,498,000	25,731,000

	$21,250,000	$150,000

Maturities of long-term debt are as follows:

2009	$25,731,000
2010	150,000
2011	—
2012	—
2013	—
Thereafter	—

$25,881,000

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — DEBT OBLIGATIONS — Continued
RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (7.25% at December 31, 2007), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3,300,000. In addition, the Third Amendment required Rio Vista to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane agreed to loan Rio Vista the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above. At December 31, 2008, RZB held Penn Octane’s $1,000,000 which the Company classified as restricted cash in the accompanying balance sheet.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note.
In connection with the RZB Note, Regional granted to RZB a security interest in all of Regional’s assets, including a deed of trust on real property owned by Regional, and Rio Vista delivered to RZB a pledge of the outstanding capital stock of Regional. On July 26, 2007, as a further condition of the Loan Agreement, Penn Octane also entered into a Guaranty & Agreement (Guaranty) with RZB. Pursuant to the Guaranty, Penn Octane agreed to guaranty all of the indebtedness, liabilities and obligations of Rio Vista to RZB under the Loan Agreement and otherwise. The RZB Note is also guaranteed by Regional and RVOP.
Moores Note
In connection with the purchase of the Penny Assets, Rio Vista issued a promissory note with the principal amount of $500,000 bearing interest at 7% per annum (Moores Note) payable to Gary Moores on May 19, 2008. Under the terms of the Moores Note, beginning February 19, 2008, Gary Moores had the option to convert the outstanding principal and interest of the Moores Note into common units of Rio Vista which option was not exercised and expired on May 19, 2008. The Moores Note was not paid upon maturity.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — DEBT OBLIGATIONS — Continued
Moores Note — Continued
On June 27, 2008, the Moores Note was amended (Amended Moores Note). In connection with the Amended Moores Note, Rio Vista made a principal payment of $100,000, plus accrued interest through that date and the maturity date of the remaining principal balance was extended to November 19, 2008. In addition, the interest rate on the remaining balance of the Moores Note was increased to 10% per annum. Simultaneously with the amendment of the Moores Note, Penny agreed to the sale and transfer of certain goods and chattels to Gary Moores in exchange for $100,000 which was paid through a credit against the outstanding principal balance due under the Moores Note and Penny also received from a company owned by Gary Moores, a used vehicle with nominal value, to be used by Penny for general operations. The Amended Moores Note was not paid upon maturity. In November 2008, Gary Moores filed a civil action against Rio Vista as a result of the non-payment (Civil Action).
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on the earlier of (1) the six (6) month anniversary of the Richter Note Payable, which date was extended to November 15, 2008 or (ii) the sale of all or substantially all of the assets of Rio Vista. The Richter Note Payable was not paid on November 15, 2008. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — DEBT OBLIGATIONS — Continued
TCW Credit Facility
The TCW Credit Facility is a $30,000,000 senior secured credit facility available to Rio Vista Penny LLC with a maturity date of August 29, 2010. The amount of the initial draw under the facility was $21,700,000, consisting of $16,750,000 in assumption of the existing indebtedness in the principal amount of $16,500,000  plus accrued but unpaid interest in the amount of $250,000 owed by GM Oil to TCW, $1,950,000 in consideration for TCW to enter into the TCW Credit Facility with Rio Vista Penny and for Rio Vista Penny to purchase an overriding royalty interest (ORRI) held by an affiliate of TCW, and $3,000,000 to fund the acquisition of the membership interests of GO by Rio Vista GO. TCW also approved a plan of development (APOD) for the Oklahoma assets totaling approximately $2,000,000, which was funded during December 2007. The TCW Credit Facility is secured by a first lien on all of the Oklahoma assets and associated production proceeds pursuant to the Note Purchase Agreement, Security Agreement and related agreements, including mortgages of the Oklahoma assets in favor of TCW. The interest rate is 10.5%, increasing an additional 2% if there is an event of default (see below). Payments under the TCW Credit Facility were interest-only until December 29, 2008. The TCW Credit Facility carries no prepayment penalty. Rio Vista ECO LLC (an indirect, wholly-owned subsidiary of Rio Vista and the direct parent of Rio Vista Penny and Rio Vista GO), Rio Vista GO, GO and MV have each agreed to guarantee payment of the Notes payable to the lenders under the TCW Credit Facility.
Under the terms of the Note Purchase Agreement, at any time during the period from May 19, 2008 through November 19, 2009, TCW had the right to demand payment of $2,200,000 of debt (Demand Loan). Beginning May 19, 2008, TCW also has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. Beginning November 19, 2008, TCW has the right to convert the balance of the debt under the TCW Credit Facility into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). Rio Vista has agreed to file with the Securities and Exchange Commission (SEC) a registration statement on Form S-3 covering the common units issued pursuant to the TCW Warrant within 90 days following the first exercise of the TCW Warrant.
Rio Vista Penny and Rio Vista GO, which hold the Oklahoma Assets, are prohibited from making upstream distributions to Rio Vista unless certain conditions are met. In addition, the TCW Credit Facility requires semi-annual reserve reports by an independent engineer which is used in determining the allowable borrowing base.
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
NOTE H — DEBT OBLIGATIONS — Continued
TCW Credit Facility — Continued
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
Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 principal payment and interest payment due) and other requirements pursuant to the TCW Credit Facility until April 13, 2009 (TCW Waiver). In connection with one of the extensions, the TCW Waiver was modified whereby TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the period of July 28, 2007 through December 31, 2007 and the year ended December 31, 2008, $37,000 and $72,000, respectively, of the discount was amortized.
Other
In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.
Beneficial Conversion Features
In connection with the issuance of the Moores Note and TWC Credit Facility, Rio Vista recorded a beneficial conversion feature as interest expense and debt discount for the difference between carrying amount of the debt obligations and the estimated fair value of the common units to be issued upon conversion in the amount of $25,000. The amortization of the debt discount totaled approximately $7,000 and $18,000 for the years ended December 31, 2007 and 2008, respectively.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — INCOME TAXES
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows at:

	December 31, 2007		December 31, 2008
	Assets	Liabilities	Assets	Liabilities

Depreciation	$1,000	$1,180,000	$66,000	$2,096,000
Asset basis differences	—	1,973,000	143,000	1,022,000
Allowance for doubtful accounts	—	—	23,000	—
Alternative minimum tax credits	—	—	271,000	—
Accrued expenses	90,000	—	55,000	—
Deferred other cost	333,000	85,000	661,000	—
Rio Vista Registration costs	61,000	—	61,000	—
Net operating loss carryforward	1,349,000	—	880,000	—

	1,834,000	3,238,000	2,160,000	3,118,000

Less: valuation allowance	1,226,000	—	1,852,000	—

	$608,000	$3,238,000	$308,000	$3,118,000

	December 31, 2007		December 31, 2008

Net Deferred Tax Assets (Current)	$608,000		$99,000
Net Deferred Tax Assets (Non-Current)	—		—
Net Deferred Tax Liabilities (Current)		$—		$—
Net Deferred Tax Liabilities (Non-Current)		3,238,000		2,909,000
Tax Expense was as follows at:

	December 31,	December 31,
	2007	2008

Current Tax Expense	$125,000	$312,000
State Tax Expense	25,000	37,000
Deferred Tax Benefit	(163,000)	(386,000)
Mexican Tax Expense	34,000	—

Total	$21,000	$(37,000)

Net operating loss carryforwards expire in the following tax years:

2027	$732,000
2028	1,583,000

	$2,315,000

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — INCOME TAXES — Continued
Current taxes payable of $921,000 relate entirely to Regional Enterprises, Inc.
In 2007 and 2008, the Company increased its valuation allowance by $787,000 and $626,000, respectively.
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
The tax years that remain open to examination are 2003 – 2008 for foreign jurisdictions, and 2004 – 2008 for domestic entities.
Rio Vista’s Mexican subsidiaries incurred income tax expense in Mexico on their taxable income. The Mexican subsidiaries were sold in December 2007 (see note D). Although Rio Vista no longer owns its Mexican subsidiaries, adjustments by the taxing authorities for the years open to examination are subject to the indemnification provision of the purchase agreement entered into with TransMontaigne.
A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2007	2008

Net loss from continuing operations	$(1,776,000)	$(3,246,000)
Income tax benefit at statutory rate (38%)	(675,000)	(1,234,000)

Reconciling items:
Change in valuation allowance	787,000	626,000
Mexican taxes	34,000	—
Permanent and other	(125,000)	571,000

Provision (benefit) for income taxes	$21,000	$(37,000)

The majority of the Company’s deferred tax assets pertaining to net operating loss carryforwards and tax credits have been fully reserved due to uncertainty that the Company will be able to utilize them in future periods.
The valuation allowance in 2007 and 2008 was increased to reduce the deferred tax assets to the value the Company feels is more likely than not to be realized.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — INCOME TAXES — Continued
Rio Vista is taxed as a partnership under Code Section 701 of the Internal Revenue Code. All of Rio Vista’s subsidiaries except for Regional and MV are taxed at the partner level, therefore, Rio Vista has no U.S. income tax expense or liability. The Partnership’s significant basis differences between the tax bases and the financial statement bases of its assets and liabilities are the cost basis and depreciation differences of the depreciable assets and deferred compensation costs on unexercised warrants. The net reversal of cost basis and depreciation differences vary considerably from limited partner to limited partner due to allocations under Section 734 and 743 of the Internal Revenue Code. The deferred compensation cost for tax purposes is $700,000. Compensation expense may or may not be recognized for tax purposes depending on the exercise of related warrants prior to their expiration.
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
During November 2008, warrants to purchase a total of 10,000 shares of common stock of Penn Octane were exercised resulting in cash proceeds to the Company of approximately $10,000.
NOTE K — STOCK WARRANTS
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
The amount of total compensation not yet recognized as of December 31, 2008 was $30,000. Such amounts will be recognized over the remaining life of the grants.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — STOCK WARRANTS SUMMARY INFORMATION
For warrants granted to non-employees, the Company applies the provisions of SFAS 123R to determine the fair value of the warrants issued.
A summary of the status of the Company’s warrants for each of the two years in the period ended December 31, 2008 is presented below:

	Year ended		Year ended
	December 31, 2007		December 31, 2008
		Weighted Average		Weighted Average
Warrants	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,338,750	$1.36	1,586,250	$1.24

Granted	277,500	.61	546,250	1.87
Exercised	(20,000)	.99	(10,000)	.96
Expired	(10,000)	1.14	(463,750)	1.27

Outstanding at end of year	1,586,250	1.24	1,658,750	1.44

Warrants exercisable at end of year	1,436,703		1,597,572
The intrinsic value of warrants exercised during the year ended December 31, 2007 and 2008 was $10,000, respectively.
The following table depicts the weighted-average exercise price and weighted average fair value of warrants granted during the year ended December 31, 2008, by the relationship of the exercise price of the warrants granted to the market price on the grant date:

	Year ended		Year ended
	December 31, 2007		December 31, 2008
	For warrants granted		For warrants granted
Exercise price compared to	Weighted average	Weighted average	Weighted average	Weighted average
market price on grant date	fair value	fair value	fair value	exercise price

Equals market price	$0.44	$0.61	$1.41	$1.87
Exceeds market price	—	—	—	—
Less than market price	—	—	—	—
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — STOCK WARRANTS SUMMARY INFORMATION — Continued
The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 2008, dividend yield of 0%; expected volatility of 96% to 109%; risk-free interest rate of 2.91 to 3.52% depending on expected lives; and expected lives of 3 to 5 years.
The following table summarizes information about the warrants outstanding at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2008	Life	Price	2008	Price

$0.51 to $0.96	297,500	3.18 years	$0.62	236,322	$0.61

$1.30 to $1.50	1,015,000	1.20	1.50	1,015,000	1.50

$1.70 to $2.35	346,250	3.15	1.97	346,250	1.97

$0.51 to $2.35	1,658,750	1.96	$1.44	1,597,572	$1.47

A summary of the status of nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average Grant-
Nonvested shares	Shares	Date Fair Value

Nonvested at January 1, 2008	149,547	$0.76
Granted	—	—
Vested	(88,369)	0.82
Forfeited	—

Nonvested at December 31, 2008	61,178	0.67

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA
Common Units
On June 29, 2007, the Board of Managers of the General Partner approved the grant of a restricted unit bonus of 25,000 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The restricted unit bonus vested as to 8,334 units on July 1, 2007, an additional 8,333 units on January 1, 2008, and an additional 8,333 units on July 1, 2008. In connection with the grant of restricted units, the Board of Managers also approved the payment to the executive officer of one or more cash bonuses in amounts sufficient, on an after-tax basis, to cover all taxes payable by the executive officer with respect to the award of restricted units granted to him. Total compensation recorded under the aforementioned grant of units as they vest totals $280,000.
On November 19, 2007, in connection with the acquisition of the Oklahoma assets, Rio Vista issued a total of 137,994 common units of Rio Vista to the sellers of GO and Penny Petroleum.
During June 2008, the Board of Managers of the General Partner of Rio Vista approved an employment agreement with an officer of the General Partner. Under the terms of the employment agreement, the officer is entitled to receive a grant of 30,000 restricted common units under Rio Vista’s 2005 Equity Incentive Plan in accordance with the following vesting schedule: 5,000 common units after the officer has been employed for six months, another 5,000 common units after one year of employment, another 10,000 common units after two years of employment and another 10,000 common units after three years of employment. The common units were granted on October 17, 2008. Total compensation cost recorded under the aforementioned grant was approximately $205,000 of which $34,000 was expensed during the year ended December 31, 2008.
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
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Private Placement of Common Units — Continued
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista was required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equaled 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remained unregistered. Rio Vista recorded a charge of liquidated damages of $144,000 and in lieu of a cash payment, Rio Vista agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the NASDAQ National Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due.
On March 7, 2008, the Board of Managers of the General Partner approved the grant of a unit bonus of 8,812 common units under Rio Vista’s 2005 Equity Incentive Plan to an executive officer of the General Partner. The amount of units granted was based on the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on March 7, 2008.
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
On July 23, 2008, the board of managers authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000.   The price per unit was the closing price for Rio Vista common units on May 30, 2008 as reported by the Nasdaq Global Market (see note P).

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
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
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Distributions of Available Cash — Continued
During July 2008, Penn Octane approved the loan of approximately $700,000 to Rio Vista which amount is included in due to Penn Octane Corporation in the accompanying consolidated balance sheet for the specific purpose of funding Rio Vista’s June 2008 quarterly distribution. Rio Vista made the following distributions during the years ended December 31, 2007 and 2008:

			Amounts Paid
	Payment	Distribution	Common	General
Quarter Ended	Date	Per Unit	Units	Partner

Dec 2006	01/18/07	$0.25	$478,000	$10,000
Mar 2007	05/04/07	$0.25	$478,000	$10,000
Jun 2007	07/31/07	$0.25	$484,000	$10,000
Sep 2007	11/14/07	$0.25	$484,000	$10,000
Jun 2005 – Jun 2006 Arrearages	12/10/07	$1.25	$2,420,000	$49,000
Dec 2007	02/14/08	$0.25	$607,000	$12,000
March 2008	05/16/08	$0.25	$629,000	$13,000
June 2008	08/14/08	$0.25	$679,000	$14,000
Rio Vista has not declared a distribution for the quarters ended September 30, 2008 and December 31, 2008.
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
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane exercised its option on July 19, 2007 and acquired the 25% interest for a total cost of $1,400,000.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
General Partner Options — Continued
The difference between the net book value of the 25% interest purchased and the purchase price totaling approximately $1,342,000 has been included in goodwill in the accompanying consolidated balance sheet.
The General Partner generally has unlimited liability for the obligations of Rio Vista, such as its debts and environmental liabilities, except for those contractual obligations of Rio Vista that are expressly made without recourse to the General Partner.
Common Unit Options
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At December 31, 2008, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.
On March 9, 2005, the board of managers of the General Partner of Rio Vista approved the Rio Vista 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan permits the grant of common unit options, common unit appreciation rights, restricted common units and phantom common units to any person who is an employee (including to any executive officer) or consultant of Rio Vista or the General Partner or any affiliate of Rio Vista or the General Partner. The 2005 Plan provides that each outside manager of the General Partner shall be granted a common unit option once each fiscal year for not more than 5,000 common units, in an equal amount as determined by the board of managers. The aggregate number of common units authorized for issuance as awards under the 2005 Plan is 750,000. The 2005 Plan shall remain available for the grant of awards until March 9, 2015, or such earlier date as the board of managers may determine. The 2005 Plan is administered by the compensation committee of the board of managers. In addition the board of managers may exercise any authority of the compensation committee under the 2005 Plan. Under the terms of the partnership agreement and applicable rules of the NASDAQ National Market, no approval of the 2005 Plan by the common unitholders of Rio Vista was required.
On February 15, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 21,250 common units under Rio Vista’s 2005 Plan. Of the total number of options granted, 5,000 were issued to an executive officer of the General Partner and 16,250 were issued to outside managers of the General Partner. The exercise price for the options is $8.38 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on February 15, 2007. Options granted to the executive officer vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $51,000.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Common Unit Options — Continued
On March 21, 2007, the board of managers of the General Partner approved the grant of an option to purchase 20,000 common units of Rio Vista under the 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $7.36 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on March 21, 2007. The options vest in equal monthly installments over a period of 36 months from the date of grant, become fully vested and exercisable upon a change in control event, and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $44,000.
On June 15, 2007, in connection with the Board Consulting Agreement with Mr. Canney (see note N), Rio Vista granted Mr. Canney an option to purchase 26,963 common units of Rio Vista. The exercise price for the option is $11.14 per unit, which was the average of the high and low sale prices as reported by the NASDAQ National Market on June 15, 2007. The Board Consulting Agreement was terminated by Mr. Canney effective September 30, 2007 resulting in the termination of the options.
On June 29, 2007, the board of managers of the General Partner Rio Vista approved the grant of an option to purchase 75,000 common units of Rio Vista under Rio Vista’s 2005 Plan to an executive officer of the General Partner. The exercise price for the options is $11.21 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on June 29, 2007. The unit option vests in equal monthly installments over a period of 36 months beginning January 1, 2007, becomes fully vested and exercisable upon a change in control event, and expires five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $294,000.
In connection with the employment agreement with an executive of Regional, Rio Vista grated options to purchase a total of 25,000 common units under Rio Vista’s 2005 Plan to the executive. The exercise price for the options is $16.66 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on July 27, 2007. The options vest over a two year period.
On August 23, 2007, the board of managers of the General Partner approved the grant of options to purchase a total of 8,125 common units under Rio Vista’s 2005 Plan to outside managers of the General Partner. The exercise price for the options is $15.15 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on August 23, 2007. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant. Total compensation to be recorded under the aforementioned grant of options as they vest totals approximately $58,000.
On January 23, 2008, the board of managers of the General Partner approved the grant of options to purchase a total of 16,250 common units under the 2005 Plan to certain outside members of the board of managers of the General Partner. The exercise price for the options is $14.42 per unit, which was the average of the high and low sale prices for Rio Vista common units as reported by the NASDAQ National Market on January 23, 2008. Options granted to outside managers are fully vested on the date of grant and expire five years from the date of grant.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
Common Unit Options — Continued
On May 28, 2008, Rio Vista and Strategic Growth International (SGI), entered into a one year consulting agreement whereby SGI has agreed to provide public relations consulting services. The agreement could be cancelled after 6 months and was cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreement, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. Total cost recorded at the grant date was $161,000. As a result of the aforementioned cancellation, the number of Rio Vista warrants granted was reduced to 25,000.
The amount of total compensation not yet recognized as of December 31, 2008 was $30,000. Such amounts will be recognized over the remaining life of the grants.
For warrants granted to non-employees of the General Partner, Rio Vista applies the provisions of SFAS 123R to determine the fair value of the warrants issued. No warrants were granted to non-employees of the General Partner for the years ended December 31, 2007 and 2008.
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
Even though the accident took place in Mexico, these lawsuits were filed in Texas. The first case is captioned Lesly Camacho by Her Mother Dora Adame as Next Friend, et al. vs. Penn Octane International LLC, et al and was filed in the 404th Judicial District Court for Cameron County, Texas on September 26, 2005. The plaintiffs seek unspecified monetary damages. On August 16, 2006 with the consent of the parties, the Court issued an amended order for temporary injunction for the purpose of preserving relevant evidence. The amended injunction required a subsidiary of Rio Vista to make available for inspection by plaintiffs Rio Vista’s terminal facilities in Brownsville, Texas and Matamoros, Mexico and associated equipment and records. The order also required Rio Vista to give 30 days’ advance notice to plaintiffs before conducting any alteration, repair, service, work or changes to the facilities or equipment. In addition, the order required Rio Vista to make available its employees for deposition by the plaintiffs and to secure and preserve certain physical evidence believed to be located in Mexico. The Brownsville, Texas terminal facility was sold to TransMontaigne Product Services Inc. on August 22, 2006. In January 2007, this case was removed to the U.S. District Court for the Southern District of Texas, Brownsville Division. In July 2007, the case was remanded to the state court in Cameron County, Texas. In August 2007, plaintiffs filed an amended petition alleging that defendants delivered the LPG to an unqualified driver and that defendants failed to properly odorize the LPG before delivery.
In December of 2008, one of the insurance carriers, Ace Insurance, tendered its limit of $1,000,000 in settlement of all claims brought by American citizens who were injured in the explosion. Those claims were dismissed. The legal damages that can be recovered by the remaining plaintiffs will be governed by Mexican law, which provides limited, scheduled recovery. This is deemed favorable to Rio Vista. Rio Vista’s legal fees and settlement costs were covered by insurance.
Since that settlement, the remaining insurance carrier was Lexington Insurance Company (Lexington). On December 13, 2007, Lexington filed a declaratory action complaint against Penn Octane, Rio Vista and their related entities in the United States District Court in the Southern District of Texas (Brownsville) requesting the US Federal Court to rule that the plaintiff has no obligation to defend Penn Octane and the Rio Vista related entities in the Camacho litigation based on alleged coverage exceptions. Federal jurisdiction was contested and the case moved to state court. In a subsequent pleading, Lexington assumed the defense of Penn Octane and Rio Vista. However, there remains undetermined the obligation by Lexington to provide indemnification to Penn Octane and Rio Vista from any judgment resulting from the Camacho suit. Cross motions for summary judgment were filed by the parties, and the court ruled that the insurance policy issued by Lexington did cover the incident which accrued in Mexico. Lexington has subsequently filed a Notice of Appeal, and is proceeding to appeal the trial court’s ruling. Nevertheless, Lexington continues to provide a defense to Rio Vista in the Camacho case. As the case currently stands, the trial court has ruled that insurance coverage does exist to provide coverage in the Camacho case.
The Camacho case is not presently set for trial. It is anticipated that a small group of plaintiffs will be identified by the court, and that group will be set for trial. It is anticipated that the trial group will not be set until the fall of 2009. No judgment following that trial will become final until all plaintiffs have gone to trial.

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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. . Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
In the Greco-Roman, Inc. dba Trinity Oil Co. (Trinity) bankruptcy, pending in the United States Bankruptcy Court for the District of Arizona, the court-appointed Chapter 7 Trustee, on November 6, 2008, filed an adversary proceeding against Penn Octane Corporation (Penn Octane). The complaint was served on March 6, 2009. The Trustee seeks to recover, as preferential payments made within 90 days of Trinity’s bankruptcy filing on September 22, 2006, at least $357,000 paid to Penn Octane. Penn Octane believes valid defenses barring the turnover of these funds to the Trustee will show that the payment were made in the ordinary course of business for the delivery of petroleum products to Trinity and on ordinary business terms. The Trustee also seeks the turnover of more than $4,348,000 Trinity paid to Penn Octane within the two year period preceding Trinity’s bankruptcy filing. Valid defenses will show that Trinity, in receiving petroleum product, was given reasonably equivalent value in exchange for these payments, and, it is believed, the payments were not made to defraud Trinity’s creditors. These defenses, and others, have been presented in Penn Octane’s Answer to the Complaint filed in April 2009. At this early stage of the proceeding, Penn Octane does not believe that this case will have a material adverse effect on its business, financial condition and results of operations.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
On December 12, 2008, SFPP, Inc. filed a Complaint against Penn Octane in the Los Angeles Superior Court entitled SFPP, Inc. v. Penn Octane Corporation, Case No. BC403789. The Complaint alleges causes of action for Open Book Account, Account Stated and Breach of Contract, and seeks $376,000 in damages, plus SFPP’s attorneys’ fees and costs. Penn octane was served with copies of the Summons and Complaint in the referenced action and on February 10, 2009 timely filed its Answer thereto generally denying the allegations of the Complaint and asserting various affirmative defenses. To date, no discovery has been propounded by either party. Penn Octane is currently engaged in discussions with SFPP exploring the possibility of negotiating a mutually acceptable resolution of the allegations but, to date, no settlement has been reached.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Credit Facility and Letters of Credit
Before May 2008 Penn Octane financed its purchases of Fuel Products through its credit facility with RZB. After May 2008 Penn Octane no longer purchased Fuel Products (see note A). During December 2008, Penn Octane received notice that the RZB Credit Facility for demand loans and standby letters of credit was cancelled effective August 29, 2008.
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by a letter of credit for $273,000. At December 31, 2008, such taxes plus associated interest and penalties in the amount of approximately $1,888,000 were due.

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
On June 1, 2007, Regional executed a letter of intent with Norfolk Southern dated May 29, 2007 which provides for the replacement of the foregoing leases, through a purchase of approximately 3.5 acres of land and the lease of approximately 1.9 acres of land on a long-term basis. Regional received a letter from Norfolk Southern dated July 26, 2007, approving the purchase of the land and the lease on the terms contained in the letter of intent. Regional is awaiting definitive documents from Norfolk Southern in order to complete the purchase and lease transactions.
Other
Regional has several leases for parking and other facilities which are short term in nature and can be terminated by the lessors or Regional upon giving sixty days notice of cancellation. Penn Octane has several leases which on a month to month basis or for a period of less than one year.
Rio Vista Energy Partners L.P. entered into a lease for office space for administrative purposes in Plano, Texas starting August 2008 for a period of 37 months. Rent of $7,000 plus utilities is payable each month. Future rents are $84,000 for years 2009 and 2010, and $56,000 for the year ended 2011.
Rent expense for all operating leases was $111,000 for the years ended December 31, 2007 and 2008.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Leases — Continued
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
Gas Service and Sales Agreements
GO entered into an agreement with Clearwater Enterprises, LLC (Clearwater) to provide monthly services in relationship to the Brooken system pipeline. In accordance with terms of the agreement, Clearwater would (i) receive pipeline nominations from the various shippers on the Brooken system, (ii) allocate volumes to the wellhead based upon the volumes delivered to the Brooken interconnect, (iii) prepare gathering and compression fee invoices on behalf of the Company, and (iv) prepare pipeline imbalance and cashout statements. The monthly gathering management fee that GO pays for these services is $3,000. The agreement is month-to-month unless and until terminated by either party upon 30 days notice.
For the year ended December 31, 2008, approximately 68% of our gas production was sold through Clearwater and approximately 22% was sold to Unimark, LLC. In addition, approximately 82% of the oil and gas segment trade accounts receivables were from Clearwater. These gas sales are governed by an agreement that expires in 2009 and continues yearly thereafter, until canceled by either party within thirty days notice.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Leases — Continued
Gas Compression Agreements
GO entered into a one year lease agreement with Hanover Compression Limited Partnership for the use of a compressor. The lease is dated October 11, 2006 and is guaranteed for a minimum of twelve months and continues monthly until cancelled by either party with 30 day notice. Minimum base lease payments of $11,000 plus taxes and are due monthly. The base amount is subject to semi-annual adjustments.
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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. For the years ended December 31, 2007 and 2008, the Company expensed approximately $434,000 and $486,000, respectively, in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.

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
Strategic Growth International
On May 28, 2008, Penn Octane and SGI and Rio Vista and SGI each entered into a one year consulting agreement whereby SGI agreed to provide public relations consulting services. The agreements could be cancelled after 6 months and were cancelled on October 29, 2008 with an effective date of December 1, 2008. In connection with the agreements, Penn Octane and Rio Vista were each required to pay monthly fees of $9,000 per month. In addition, under the agreement between Penn Octane and SGI, Penn Octane granted SGI 400,000 warrants to purchase common shares of Penn Octane at an exercise price of $1.70 per share. In addition, under the agreement between Rio Vista and SGI, Rio Vista granted SGI 50,000 warrants to purchase common units of Rio Vista at an exercise price of $12.00 per common unit. The warrants cannot be exercised for one year from the date of issuance and the warrants will expire three years from the date of issuance. As a result of the aforementioned cancellation, the number of Penn Octane warrants granted was reduced to 200,000 and the number of Rio Vista warrants granted was reduced to 25,000.
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
Section 7704 of the Internal Revenue Code (Code) provides that publicly traded partnerships shall, as a general rule, be taxed as corporations despite the fact that they are not classified as corporations under Section 7701 of the Code. Section 7704 of the Code provides an exception to this general rule for a publicly traded partnership if 90% or more of its gross income for every taxable year consists of “qualifying income” (Qualifying Income Exception). For purposes of this exception, “qualifying income” includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines) or marketing of any mineral or natural resource. Other types of “qualifying income” include interest (other than from a financial business or interest based on profits of the borrower), dividends, real property rents, gains from the sale of real property, including real property held by one considered to be a “dealer” in such property, and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes “qualifying income”. Non qualifying income which is held and taxed through a taxable entity (such as Regional) is excluded from the calculation in determining whether the publicly traded partnership meets the qualifying income test.
Rio Vista estimates that more than 90% of its gross income (excluding Regional) is “qualifying income”. No ruling has been or will be sought from the IRS and the IRS has made no determination as to Rio Vista’s classification as a partnership for federal income tax purposes or whether Rio Vista’s operations generate a minimum of 90% of “qualifying income” under Section 7704 of the Code.
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE N — COMMITMENTS AND CONTINGENCIES — Continued
Partnership Tax Treatment and Mexican Subsidiaries, Regional and MV Income Taxes — Continued
If Rio Vista was treated as a corporation for federal income tax purposes, Rio Vista would pay tax on income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to the unitholders. Because a tax would be imposed upon Rio Vista as a corporation, the cash available for distribution to unitholders would be substantially reduced and Rio Vista’s ability to make minimum quarterly distributions would be impaired. Consequently, treatment of Rio Vista as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of Rio Vista’s common units.
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
NOTE O — OIL AND GAS SALES CONTRACTS
Rio Vista sells oil and gas in the normal course of its business and considers the use of forward sales contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
At December 31, 2008, Rio Vista had the following contracts:

Date	Terms
- January 2009 – March 2009:	1.0 MMcf/d @ $8.61/Mcf (MV Pipeline production)
- January 2009 – March 2009:	0.5 MMcf/d @ $8.61/Mcf (Brooken Pipeline production)
The contracts in place at December 31, 2008 cover substantially all of Rio Vista’s current production.
During January 2009, Rio Vista entered into an agreement to sell its February 2009 and March 2009 sales contracts. In connection with the settlement of the contracts, Rio Vista received approximately $400,000. As a result of the above, beginning February 1, 2009, none of Rio Vista’s oil and gas production is subject to forward sales contract.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — RELATED PARTY TRANSACTIONS
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
Sale — Purchase of Rio Vista Common Units
At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000. Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units. Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the Board of Managers of the General Partner and the Board of Directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane. In connection with the transaction, Penn Octane recorded $1,827,000 in goodwill which represented the amount of the purchase price allocable to minority interests.
Loans To Rio Vista
As of July 23, 2008, Rio Vista offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1,000,000 of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — RELATED PARTY TRANSACTIONS — Continued
Note Receivable from A Former Officer of the Company
On July 9, 2007, the board of directors of Penn Octane agreed to amend the note receivable from Mr. Richter (Richter Note) whereby the Richter Note was extended from July 29, 2007 until January 1, 2009, and agreed to reduce the balance of the Richter Note to an outstanding total amount of $1,500,000 as consideration for Mr. Richter’s services to Penn Octane and his agreement not to provide services for any competitors until January 1, 2009. Furthermore, on August 10, 2007, the board of directors of Penn Octane agreed to discount the amount of the Richter Note to $1,200,000 as inducement for Mr. Richter to prepay his loan by August 15, 2007. On July 25, 2007 and August 10, 2007, Mr. Richter paid the Company $600,000 and $600,000, respectively, as full satisfaction of all amounts owing under the Richter Note. As a result of the foregoing, the Company recorded a charge to compensation expense during the quarter ended June 30, 2007 in the amount of $378,000.
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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE Q — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to December 31, 2008. Effective February 2008, Penn Octane commenced sponsoring of a 401K Plan covering all eligible employees of Penn Octane. Since the plan’s inception to December 31, 2008, Penn Octane has made no discretionary contributions.
NOTE R — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from continuing operations for each of the two years ended December 31, 2008 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, $150,000 of the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note total approximately $31,319,000 and are all classified as current liabilities. Penn Octane also owes excise and other taxes, including computed interest and penalties collected from customers in connection with the sale of Fuel Products in the amount of $1,888,000.
The Oklahoma Assets and/or the Regional operations currently do not generate sufficient cash flow to pay general and administrative and other operating expenses of the Company, excise and other taxes of Fuel Products and all debt service requirements. The TCW Credit Facility prohibits distributions by Rio Vista’s Oklahoma subsidiaries unless certain conditions are met which currently are not expected to be met. In addition, Rio Vista requires additional funding in order to increase production levels for its Oklahoma Assets.
Penn Octane has guaranteed the RZB Note. Substantially all of Rio Vista’s and Penn Octane’s assets are pledged or committed to be pledged as collateral on the TCW Credit Facility, the RZB Note and the Richter Note and therefore, both Rio Vista and Penn Octane may be unable to obtain additional financing collateralized by those assets. Rio Vista’s Report of Independent Registered Public Accounting Firm on the consolidated financial statements of Rio Vista at December 31, 2008 contains an explanatory paragraph which describes an uncertainty about Rio Vista’s ability to continue as a going concern. If Penn Octane’s and Rio Vista’s cash flows are not adequate to pay their obligations, Penn Octane and/or Rio Vista may be required to raise additional funds to avoid foreclosure by creditors. There can be no assurance that such additional funding will be available on terms attractive to either Penn Octane or Rio Vista or available at all. If additional amounts cannot be raised, existing debts restructured and cash flow is inadequate, Penn Octane and/or Rio Vista would likely be required to seek other alternatives which could include the sale of assets, closure of operations and/or protection under the U.S. bankruptcy laws.
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to restructure the TCW Credit Facility and the RZB Note, pay the excise and other taxes and to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to restructure such debt and to continue in existence.

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE R — REALIZATION OF ASSETS — Continued
To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, raise additional debt and/or equity financing and reduce its general and administrative and other operating expenses.
NOTE S — SUPPLEMENTARY OIL AND GAS DATA (Unaudited)
(A) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in oil and gas property acquisition and development are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Property acquisition costs:
Proved	$26,255	$—
Unproved	—	—
Development costs	—	2,549
Gas compression and pipelines	—	568

Total costs incurred	$26,255	$3,117

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat and gather oil and gas.
The Company capitalizes costs related to drilling and development of oil and gas properties for specific activities related to drilling its wells, which include site preparation, drilling labor, meter installation, pipeline connection and site reclamation. There were no drilling and development costs during the year ended December 31, 2007 (acquisition of Oklahoma Assets occurred in November 2007).
(B) Oil and Gas Capitalized Costs
Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Proved properties:
Leasehold, equipment and drilling	$26,255	$28,962
Less accumulated depreciation, depletion and amortization	(58)	(719)

Net capitalized costs	$26,197	$28,243

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE S — SUPPLEMENTARY OIL AND GAS DATA (Unaudited)
(C) Results of Oil and Gas Producing Activities
The results of operations for oil and gas producing activities (excluding corporate overhead and interest costs) are presented below:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2008
	(in thousands)	(in thousands)

Revenues:
Oil and gas sales	$396	$4,506
Gain (loss) on oil and gas derivatives	—	—

Net oil and gas sales	396	4,506

Expenses:
Production costs	212	2,503
Depreciation, depletion and amortization	58	669

Total expenses	270	3,172

Results of operations for oil and gas producing activities (excluding corporate overhead and interest costs)	$126	$1,334

Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.
(D) Net Proved Oil and Gas Reserves
The net proved reserves of oil and gas of Rio Vista have been estimated by an independent petroleum engineering firm, Lee Keeling and Associates, Inc., at December 31, 2007 and 2008. These reserve estimates have been prepared in compliance with the SEC rules based on year-end prices. An analysis of the change in estimated net quantities of oil and gas reserves, as reported December 31, 2007 and current estimates as of December 31, 2008 are shown below:

	Year Ended December 31, 2008
	Gas (Bcf)	Oil (MMbls)	Total (Bcfe)
Net Proved developed and undeveloped reserves:
Beginning of year	35.589	—	35.589
Revisions of previous estimates	(13.979)		(13.979)
Extensions and discoveries	1.405	—	1.405
Production	(.521)	—	(.521)

End of year	22.494	—	22.494

Net Proved developed reserves:
Beginning of year	12.766	—	12.766

End of year	8.082	—	8.082

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE S — SUPPLEMENTARY OIL AND GAS DATA (Unaudited) — Continued
(E) Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves
Summarized in the following table is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved reserves as estimated by an independent petroleum engineering firm, Lee keeling and Associates, Inc., at December 31, 2007 and 2008. Future cash inflows are computed by applying year-end prices relating to the Company’s proved reserves to the year- end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses because Rio Vista is a nontaxable entity.
The following represents changes in the standard measure of discounted future estimated net cash flow during the year ended December 31, 2008 from the December 31, 2007 estimated amounts (amounts in thousands).

	Year ended December 31,
	2008	2007	Change

Future cash inflows	$80,979	$179,015	$(98,036)
Future production costs	(31,338)	(63,693)	32,355
Future development costs	(8,831)	(10,891)	2,060

Future cash flows before income taxes	$40,810	$104,431	$(63,621)

Future net cash flows before income, taxes, discounted at 10%	$13,304	$41,272	$(27,968)

Future net gas price (Mcf)	$3.60	$5.03	$(1.43)

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

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE T — SEGMENT INFORMATION
The Company has the following reportable segments for the years ended December 31, 2007 and 2008: Transportation and Terminaling, Oil and Gas and Fuel Sales. The Transportation and Terminaling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminaling and storage services and the Oil and Gas segment produces, transports and sells oil and gas and the Fuel Sales segment is a reseller of gasoline and diesel fuel.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the years ended December 31, 2008 and 2007. The LPG Transportation segment commenced August 22, 2006, the oil and gas segment commenced November 19, 2007 and the Fuel Sales segment commenced in 2004 and ceased operations in May 2008.

	Transportation
	and
Year ended December 31, 2008:	Terminaling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$8,573,000	$5,247,000	$43,511,000	$57,331,000
Interest expense	631,000	2,849,000	188,000	3,668,000
Interest income	—	7,000	—	7,000
Depreciation and amortization	996,000	1,145,000	3,000	2,144,000
Segment gross profit	2,129,000	925,000	431,000	3,485,000
Segment assets	11,891,000	36,239,000	1,000,000	49,130,000
Segment liabilities	4,465,000	28,623,000	2,310,000	35,398,000
Expenditure for segment assets	463,000	3,451,000	—	3,914,000

Reconciliation to Consolidated Amounts:
Revenues
Total revenues for reportable segments		$57,331,000
Elimination of intersegment revenues		—
Other revenues		1,000

Total consolidated revenues		$57,332,000

Profit (loss)
Total gross profit (loss) for reportable segments		$3,485,000
Total other gross profit (loss)		9,000
Selling, general and administrative expense and other		(8,935,000)
Interest and Fuel Products financing expense		(3,864,000)
Interest income		19,000
Minority interest in loss of Rio Vista Energy Partners L.P.		6,040,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(3,246,000)

Assets
Total assets for reportable segments		$49,130,000
Other assets		4,910,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$54,040,000

PENN OCTANE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE T — SEGMENT INFORMATION — Continued

	Transportation
	and
Year ended December 31, 2007:	Terminaling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$5,379,000	$527,000	$150,114,000	$156,020,000
Interest expense	603,000	275,000	443,000	1,321,000
Interest income	15,000	—	—	15,000
Depreciation and amortization	1,033,000	96,000	1,000	1,130,000
Segment gross profit	1,009,000	137,000	1,477,000	2,623,000
Segment assets	13,881,000	35,368,000	8,311,000	57,560,000
Segment liabilities	6,391,000	21,604,000	5,257,000	33,252,000
Expenditure for segment assets	125,000	—	2,000	127,000

Reconciliation to Consolidated Amounts:
Revenues
Total revenues for reportable segments		$156,020,000
Elimination of intersegment revenues		—
Other revenues		142,000

Total consolidated revenues		$156,162,000

Profit (loss)
Total gross profit (loss) for reportable Segments		$2,623,000
Total other gross profit (loss)		142,000
Selling, general and administrative expense and other		(7,972,000)
Interest and Fuel Products financing expense		(1,344,000)
Interest income		46,000
Minority interest in loss of Rio Vista Energy Partners L.P.		4,729,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated loss from continuing operations before income tax		$(1,776,000)

Assets
Total assets for reportable segments		$57,560,000
Other assets		3,064,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$60,624,000

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T).  Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Form 10-K, is reported in accordance with the rules of the SEC.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated appropriately and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer/chief financial officer and the Company’s controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).
During 2007 and the first three months of 2008, Penn Octane’s accounting department consisted of only the controller, an accounting clerk, who worked solely with our Fuel Products business, and the chief financial officer. In late 2006, Penn Octane’s chief executive officer resigned and the chief financial officer assumed both the duties of the chief executive officer and the chief financial officer. Prior to his departure, the former chief executive officer provided some additional controls over financial reporting and accounting, although the internal control environment was still limited. Thus, the material weakness was compounded when the chief financial officer began functioning in a dual capacity beginning in 2006. In March 2008, the accounting clerk resigned. Such a limited number of financial and accounting personnel makes segregation of duties difficult
In November 2007, we acquired the Oklahoma Assets and began accounting for the entities owning those assets and conducting those operations. We have only one accountant in Oklahoma who performs almost all accounting functions related to those assets and operations under the supervision of the chief financial officer until May 2008 and thereafter under the supervision of a newly hired (see following paragraph) assistant to the chief financial officer. Regional, which was acquired in July 2007, has sufficient accounting personnel to provide adequate internal controls over financial reporting for that subsidiary’s separate financial statements, but such personnel are not involved directly with consolidated financial reporting of the Company.
In May 2008, Penn Octane hired an assistant to the chief financial officer to provide additional assistance with internal accounting responsibilities and financial reporting related to the Oklahoma Assets and the entities owning those assets and conducting those operations. The newly hired assistant has previous oil and gas experience. In June 2008, the Company hired a vice president, who is primarily responsible for overseeing the operations of our oil and gas properties. Despite the additional personnel, the Company’s internal control environment is limited in such a manner that there is less than the desired internal control over financial reporting and accounting, except as it relates to Regional and therefore, a system of checks and balances is lacking. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

The Company continues to seek solutions to improve internal control over financial reporting. However because there are currently limited financial resources, the Company does not expect to immediately be able to take additional steps to improve its internal control over financial reporting. In particular, the Company may not be able to complete its intended goal of implementing a new accounting software system which would provide enhanced internal controls over financial reporting as well as to provide for multiple user access, timely access to accounting information and additional data security. Furthermore, the Company may be limited in its ability to attract and/or retain qualified employees.
During the year ended December 31, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment and those criteria, management concluded that the Company disclosure controls and procedures over financial reporting were not effective as of December 31, 2008.
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

Douglas G. Manner was elected as a member of the board of managers of the General Partner in August 2004. Mr. Manner was a former CEO of Westside Energy Corporation, an oil and gas company based in Texas until June 2008. Prior to joining Westside Energy Corporation, Mr. Manner was the Senior Vice President and Chief Operating Officer of Kosmos Energy, LLC, a private oil and gas exploration company. Prior to Kosmos Energy, Mr. Manner served as President and Chief Operating Officer of White Stone Energy since August 2002. For the two years prior to joining White Stone Energy, Mr. Manner was Chairman and Chief Executive Officer of Mission Resources and Chairman of the Board of one of Mission’s predecessor companies, Bellwether Exploration. Prior to joining Bellwether, Mr. Manner was employed by Ryder Scott Petroleum Engineers for fifteen years and by Gulf Canada Resources Limited. Mr. Manner is a member of the board of directors of Blizzard Energy, Inc., an oil and gas company based in Alberta, Canada; Resolute Energy Inc., an oil and gas company based in Alberta, Canada and Cordero Energy Inc., an oil and gas company based in Alberta, Canada. Mr. Manner holds a B.S. degree in mechanical engineering from Rice University. In January 2008, Mr. Manner was also elected to the board of directors of Penn Octane Corporation, an affiliate of Rio Vista.
Nicholas J. Singer was elected as a member of the board of directors in January 2008. Mr. Singer is a Co-Managing Member of Standard General Management LLC, an investment management firm based in New York City. Before joining Standard General Management LLC in 2007, Mr. Singer was a Founding Partner at Cyrus Capital Partners during 2005 and 2006. Prior to joining Cyrus Capital Partners, he was a senior research analyst and principal at Och-Ziff Capital Management from 2002 until 2005. Concurrent with his election to the board of directors of Penn Octane, Mr. Singer was also services on the board of managers of Rio Vista GP LLC, the General Partner of Rio Vista, an affiliate of Penn Octane.
Information Regarding The Board Of Directors
The business of the Company is managed under the direction of the board of directors of Penn Octane. The board conducts its business through meetings of the board and its committees. During 2008, the board held five meetings and the audit committee held four meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.
The board of directors currently consists of three members, none of whom are members of the management of Penn Octane. The OTC Bulletin Board does not have rules regarding director independence. The following directors are considered “independent” as defined under the rules of the NASDAQ National Market: Messrs. Canney, Raben, and Viele. Accordingly, the entire board is comprised of independent directors under the NASDAQ definition.
Communication with the Board of Directors
Stockholders and other interested parties may communicate with the board of directors or the Chairman of the Board by sending written communication in an envelope addressed to “Board of Directors” or “Chairman of the Board of Directors” in care of Company Secretary, Penn Octane Corporation, 77-530 Enfield Lane, Bldg D, Palm Desert, CA 92211.
Audit Committee
The Company’s audit committee consists of Mr. Canney (Chairman), Mr. Raben, and Mr. Viele. Mr. Canney, Mr. Raben and Mr. Viele are considered “audit committee financial experts” as defined in applicable rules of the Securities and Exchange Commission. The OTC Bulletin Board does not have rules regarding the independence of audit committee members. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ National Market.
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
Report of the Audit Committee for Fiscal Year 2008
The primary function of the Audit Committee is oversight of the Company’s financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. The Audit Committee acts under a written charter filed periodically with the Company’s annual proxy statement. The Audit Committee reviews the adequacy of the charter at least annually. All of the committee’s members are independent and two of its members are audit committee financial experts under Securities and Exchange Commission rules. The committee held four meetings in 2008 at which, as discussed in more detail below, the committee had extensive reports and discussions with members of management and Burton, McCumber & Cortez, L.L.P. (BMC), the Company’s independent registered accounting firm. At each meeting, the committee met with management and BMC, both with and without management present.
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
Based on the reviews and discussions referred to above, in reliance on management and BMC, and subject to the limitations of its role described below, the committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.
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
BY THE AUDIT COMMITTEE
RICHARD R. CANNEY
BRUCE I. RABEN
EUGENE A. VIELE

Executive Officers of the Company
The names of the Company’s executive officer and certain information about him are set forth below:

			Officer
Name of Executive Officer	Age	Position with Company	Since

Ian T. Bothwell	49	Acting Chief Executive Officer, Acting President, Vice President, Treasurer, Chief Financial Officer and Assistant Secretary	1996
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
Code of Business Conduct
The Company adopted a code of conduct applicable to its principal executive officer, principal accounting officer and principal financial officer. This code charges the executive officers of the Company with responsibilities regarding honest and ethical conduct, the preparation of quality of the disclosures in the documents and reports the Company files with the SEC and compliance with applicable laws, rules and regulations. In April 2007, the board of directors approved a revised code of conduct that incorporates a formal policy for the approval of transactions with related persons. See “Certain Relationships and Related Transactions and Director Independence.”
Compliance under Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 filed by the SEC, the Company believes that all directors, officers and 10% stockholders complied with such filing requirements.

Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
The following table sets forth annual and all other compensation to Mr. Bothwell, our only executive officer in 2008, for services rendered in all capacities to the Company and its subsidiaries during each of the periods indicated. This information includes the dollar values of base salaries, bonus awards, the number of warrants granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights or other long-term compensation plans for employees.

										Changes in
										Pension Value and
										Nonqualified
					Stock		Option		Non-Equity	Deferred
Name and Principal		Salary			Awards		Awards		Incentive Plan	Compensation	All Other		Total
Position	Year	($)	Bonus ($)		($)		($)		Compensation	Earnings ($)	Compensation ($)		($)

Ian T. Bothwell	2008	220,000	156,000	(6)	237,000	(5)	—		—	—	—		613,000
Acting Chief	2007	219,000	58,000		93,000	(4)	309,000	(2)	—	—	88,000	(3)	767,000
Executive Officer, Acting	2006	180,000	70,000		—		—		—	—	—		250,000
President, Chief Financial Officer, Vice President, Treasurer And Assistant Secretary(1)

(1)	Mr. Bothwell was appointed Acting President and Acting Chief Executive Officer of Penn Octane and the General Partner in November 2006.

(2)	Represents warrants to purchase 180,000 common stock of Penn Octane valued using the SFAS 123(R) See note K to the consolidated financial statements.

(3)	Represents warrants to purchase 100,000 common units of Rio Vista valued using SFAS 123(R), granted on June 29, 2007, exercise price of $11.21 and vests over 5 years.

(4)	Represents 8,333 common units granted.

(5)	Represents 16,166 common units granted.

(6)	Represents bonus accrued, not paid.

Outstanding Equity Awards at December 31, 2008
The following table sets forth the number of options outstanding as of December 31, 2008 for the sole executive officer. Mr. Bothwell did not hold any stock awards at December 31, 2008.
Option Awards

Equity Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised	Option	Option
	Exercisable	Unexercisable	Unearned Options	Exercise	Expiration
Name	(#)	(#)	(#)	Price ($)	Date

Ian T. Bothwell	18,822	—	11,178	0.51	2/12/2012
Ian T. Bothwell	100,000	—	50,000	0.70	6/28/2012
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
In the event of a change in control, Mr. Bothwell’s unvested warrants would immediately vest. Assuming a change of control as of December 31, 2008, based on the trading price of Penn Octane at December 31, 2008, Mr. Bothwell’s benefit would be approximately $3,000.

Compensation of Directors
The following table lists all compensation to directors during the year ended December 31, 2008.
Director Compensation

						Change in
						Pension Value
	Fee					and
	Earned				Non-Equity	Nonqualified	All Other
	or Paid	Stock	Option		Incentive Plan	Deferred	Compen-
	in Cash	Awards	Awards		Compensation	Compensation	sation	Total
Name	($)(1)	($)	($)		($)	Earnings	($)(4)	($)

Richard R. Canney(5)	50,000	—	98,000	(2)	—	—	—	148,000
Bruce I. Raben(6)	40,000	—	78,000	(3)	—	—	—	118,000
Eugene A. Viele(7)	40,000	—	78,000	(3)	—	—	—	118,000
Nicholas J. Singer	39,000	—	—		—	—	—	39,000
Douglas G. Manner	39,000	—	—		—	—	—	39,000

(1)	Amounts represents fees paid for the quarter ended March 2008 and amounts earned for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008.

(2)	Amount represents options to purchase 56,250 common shares of Penn octane valued using SFAS 123(R).

(3)	Amounts represents option to purchase 45,000 common shares of Penn Octane valued using SFAS 123(R).

(4)	Amount represents consulting fees.

(5)	93,750 warrants to purchase common stock of the Company as of December 31, 2008.

(6)	75,000 warrants to purchase common stock of the Company as of December 31, 2008.

(7)	75,000 warrants to purchase common stock of the Company as of December 31, 2008.
On April 10, 2007, the Board of Directors approved a form of Chairman Services Agreement and Director Services Agreement.  Pursuant to these agreements, the non-employee chairman of the board receives annual cash compensation of $50,000, payable quarterly, and an annual grant of warrants to purchase 56,250 of our common stock.  Other non-employee directors will receive annual cash compensation of $40,000, payable quarterly, and an annual grant of warrants to purchase 45,000 of our common stock

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount of stock of the Company beneficially owned as of March 30, 2009 by each person known by the Company to own beneficially more than 5% of the outstanding shares of Penn Octane’s outstanding common stock (Common Stock).

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner	Ownership(1)		Percent of Class

Jerome B. Richter	4,380,092	(2)	27.98%
335 Tomahawk Drive, Palm Desert, CA 92211

Standard General L.P.,	3,161,418		20.52%
Standard General Fund, L.P., Soohyung Kim and Nicholas J. Singer(3) 650 Madison Avenue, 26th Floor New York, NY 10022

Swank Group, LLC, Swank Energy Income	1,451,215	(4)	9.42%
Advisors, L.P. and Jerry V. Swank 3300 Oak Lawn Ave., Suite 650 Dallas, TX 75219

The Apogee Fund, Paradigm Capital	1,220,500	(5)	7.87%
Corporation, and Emmett M. Murphy 201 Main Street, Suite 1555 Fort Worth, TX 76102

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

(3)
Standard General, Mr. Kim and Mr. Singer do not directly own any of the Common Stock. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each of the Standard General, Mr. Kim and Mr. Singer may be deemed to own beneficially 3,161,418 Common Shares, (constituting approximately 20.52% of the Common Shares outstanding). Each of the Standard General, Mr. Kim and Mr. Singer disclaim direct beneficial ownership of any of the securities covered by this statement.

(4)
Swank Group, LLC serves as the General Partner of Swank Energy Income Advisors, L.P. (Advisor) and may direct the Advisor to direct the vote and disposition of the 1,451,215 shares of Common Stock of Penn Octane held by the Cushing Fund, L.P and/or Swank MLP Conveyance Fund, L.P (collectively Swank Funds). The Advisor is the General Partner of the Swank Funds. The principal of Swank Group, LLC, Mr. Jerry V. Swank, may direct the vote and disposition of the 1,451,215 shares of common stock of Penn Octane held by the Swank Funds, and may also vote and dispose of the 10,000 shares of Penn Octane’s Common Stock held by him in a personal account.

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

The following table sets forth the amount of Common Stock of the Company beneficially owned as of March 28, 2009 by each director of the Company, each Named Executive Officer, and all directors and Named Executive Officers as a group. The address of each person is c/o Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California.

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

(3)	Includes 75,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants exercisable within 60 days from March 30, 2009.

(4)	Includes 190,452 shares of Common Stock issuable upon exercise of Common Stock purchase warrants exercisable within 60 days from March 30, 2009.

(5)	Includes 93,750 shares of Common Stock issuable upon exercise of Common Stock purchase warrants exercisable within 60 days from March 30, 2009.

(6)	Includes 75,000 shares of Common Stock issuable upon exercise of Common Stock purchase warrants exercisable within 60 days from March 30, 2009.

(7)	Includes 434,202 shares of Common Stock issuable upon exercise of Common Stock purchase warrants exercisable within 60 days from March 30, 2009.

Equity Compensation Plans
The following table provides information concerning Penn Octane’s equity compensation plans as of December 31, 2008.

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding options,	equity compensation
	of outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights	(per share)	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,530,000	$1.42	—

Equity compensation plans not approved by security holders	128,750	$1.70	—

Total	1,658,750	$1.44	—

(1)	Where applicable, exercise prices adjusted for the Spin-Off.

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
On February 6, 2007, Penn Octane entered into a purchase option agreement with Shore Trading that provided Penn Octane with the option (Purchase Option) to purchase the 25% interest in the General Partner held by Shore Trading. Penn Octane exercised its option on July 19, 2007 and acquired the 25% interest for a total cost of $1,400,000.
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
Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. For the years ended December 31, 2007 and 2008, the Company expensed approximately $434,000 and $486,000, respectively, in connection with the Consulting Agreement. In addition, in connection with the Regional transaction, JBR Capital earned a fee of $180,000 which fee was expensed. The initial term of the Consulting Agreement was six months and continues to renew for additional six-month terms unless terminated by either party at least 30 days before the end of each term.
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
On December 3, 2007, Rio Vista and Standard General entered into a Registration Rights Agreement (Registration Rights Agreement) pursuant to which Rio Vista agreed to provide to the Purchasers registration rights with respect to the Common Units. Pursuant to the Registration Rights Agreement, Rio Vista agreed to file, within 90 days after the closing date for the sale of the Common Units, a shelf registration statement under the Securities Act to permit the public resale of the Common Units from time to time, including resale on a delayed or continuous basis as permitted by Rule 415 under the Securities Act. Rio Vista agreed to use its best efforts to cause the registration statement to become effective on or before the date of filing of Rio Vista’s Annual Report on Form 10-K for the year ending December 31, 2007 but no later than April 14, 2008. On February 13, 2008, Rio Vista filed a Form S-3 with the SEC. On August 1, 2008, the Form S-3 was declared effective. Rio Vista was required to pay liquidated damages to the holders of the Common Units for the period of time that the registration statement was not declared effective beginning April 14, 2008 as to all of the Common Units. In general, the amount of such damages equals 1% of the purchase price of the unregistered Common Units for each period of 30 days for which such units remain unregistered. Rio Vista recorded a charge of liquidated damages of $144,000 and in lieu of a cash payment, Rio Vista agreed to issue additional common units, at a discount of 5% to the average closing price for such units as reported by the NASDAQ National Market for the 10 trading days immediately preceding each thirty day delay in the S-3 becoming effective. On October 17, 2008, Rio Vista issued an aggregate of 12,939 Rio Vista common units in satisfaction of all liquidated damages due.
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
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At December 31, 2008, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.

At meetings held on May 30, 2008, in connection with the previously disclosed discussions between Rio Vista and the NASDAQ National Market (NASDAQ) regarding Rio Vista’s compliance with NASDAQ’s Marketplace Rule 4450(a)(3) on capital adequacy, the Board of Managers of the General Partner authorized the issuance and sale by Rio Vista of 197,628 of Rio Vista’s common units to Penn Octane at $10.12 per unit, and Penn Octane’s board authorized its purchase of such Rio Vista units at that price, for an aggregate price of approximately $2,000,000.  Thereafter, Rio Vista’s officers continued to formulate a plan of ongoing compliance with Rule 4450(a)(3) on terms satisfactory to NASDAQ, and notified NASDAQ regarding the proposed issuance of its units.  Rio Vista also filed a listing of additional units notification with NASDAQ (LAS) based on its intention to go forward with the proposed purchase and sale. Following further discussions with NASDAQ, at board meetings on July 15, 2008, the Board of Managers of the General Partner and the Board of Directors of Penn Octane confirmed their desire to implement promptly the previously authorized purchase and sale, and the companies agreed to complete the transaction, subject to NASDAQ approval of Rio Vista’s LAS. On July 23, 2008, after the period of review for the LAS passed, the common units were issued to Penn Octane.
As of July 23, 2008, Rio Vista offset $2,000,000 owed to Penn Octane against the amounts owed by Penn Octane to acquire Rio Vista common units (see above). In addition, Penn Octane has loaned additional amounts to Rio Vista for the sole purpose of allowing Rio Vista to fund ongoing operations and the June 2008 quarterly distribution.
In connection with the Third Amendment of the RZB Note, Rio Vista was required to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista $1,000,000 of its cash collateral held by RZB for the purpose of funding Rio Vista’s obligation to make the required payment described above.
Director Independence
The board of directors is currently composed of five members, none of whom are members of the management of Penn Octane. The OTC Bulletin Board does not have rules regarding director independence. The following directors are considered “independent” as defined under the rules of the NASDAQ National Market: Messrs. Canney, Raben, Viele, Singer and Manner. Accordingly, the entire board is comprised of independent directors under the NASDAQ definition.
The Company’s audit committee (Audit Committee) consists of Mr. Canney (Chairman), Mr. Raben, and Mr. Viele. The OTC Bulletin Board does not have rules regarding the independence of audit committee members. The board has determined that all three members of the audit committee meet the audit committee independence requirements under the rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.
The Company has been billed as follows for the professional services of Burton McCumber & Cortez, L.L.P. rendered during the years ended:

	December 31, 2007		December 31, 2008

Audit Fees	$918,000		$894,000

Audit — Related Fees	$122,000	(3)	$2,000

Tax Fees (1)	$67,000		$101,000

All Other Fees	$4,000	(2)	$9,000

(1)	Represents fees billed for tax compliance, tax advice and tax planning services.

(2)	Represents fees related to the Mexican subsidiaries.

(3)	Represents fees related to the Restated LPG Asset Sale.
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

Penn Octane Corporation
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2007 and December 31, 2008

Consolidated Statement of Operations for each of the two years in the period ended December 31, 2008

Consolidated Statement of Stockholders’ Equity for each of the two years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2008

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

2.3
Agreement And Plan Of Merger, Made As Of The 27th Day Of July, 2007, By And Among Rio Vista Energy Partners L.P., (Buyer); Regional Enterprises, Inc., A Virginia Corporation And Newly Formed, Wholly Owned Subsidiary Of Buyer (Merger Sub); Regional Enterprizes, Inc. (Also Known As Regional Enterprises, Inc.), A Virginia Corporation (Company); The Shareholders Of Company; And W. Gary Farrar, Jr. (Principal). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

Exhibit No.

2.4
Articles Of Merger Of Regional Enterprises, Inc. A Virginia Corporation, And Regional Enterprizes, Inc., A Virginia Corporation Dated July 27 2007. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007, SEC File No. 000-24394).

2.5
Asset Purchase Agreement, dated October 1, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.6
Amendment to Asset Purchase Agreement, dated November 16, 2007, by and between Rio Vista Penny LLC and G M Oil Properties, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.7
Asset Purchase Agreement, dated as of October 1, 2007, by and between Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.8
Amendment to Asset Purchase Agreement, dated October 25, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.9
Second Amendment to Asset Purchase Agreement, dated November 16, 2007, by and among Rio Vista Energy Partners L.P., Rio Vista Penny LLC, Penny Petroleum Corporation and Gary Moores. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.10
Stock Purchase Agreement, dated October 2, 2007, by and between Rio Vista GO, GO LLC, Outback Production Inc., Gary Moores and Bill Wood. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.11
Amendment to Membership Interest Purchase and Sale Agreement, dated November 16, 2007, by and between Rio Vista Energy Partners L.P., Rio Vista GO LLC, Outback Production Inc., GO LLC, and Gary Moores and Bill Wood. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

2.12
Purchase and Sale Agreement, dated December 26, 2007, by and among Rio Vista Operating Partnership L.P., Penn Octane International, LLC, TMOC Corp., TLP MEX L.L.C. and RAZORBACK L.L.C. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

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

Exhibit No.

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

Exhibit No.

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

10.69
Note Purchase Agreement between Rio Vista Penny LLC, TCW Asset Management Company and TCW Energy Fund X Investors dated November 19, 2007. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

Exhibit No.

10.70
Guaranty made as of November 19, 2007 by Rio Vista Eco LLC, Rio Vista GO LLC, GO LLC, MV Pipeline Company in favor of TCW Asset Management Company as administrative agent for Holders. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

10.71
Security Agreement dated as of November 19, 2007 by Rio Vista Penny LLC in favor of TCW Asset Management Company, as administrative agent. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

10.72
Assumption Agreement dated November 19, 2007 by and among GM Oil Properties, Inc., Rio Vista Penny LLC, TCW Asset Management Company, as administrative agent and the holders party to the Note Purchase Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

10.73
Rio Vista Energy Partners L.P. Common Unit Purchase Warrant issued to TCW Energy Funds X Holdings, L.P. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

10.74
Promissory note dated November 19, 2007 issued by Rio Vista to Gary Moores. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, SEC File No. 000-24394).

10.75
First Amendment to Note Purchase Agreement dated as of September 29, 2008 by and among Rio Vista Penny LLC, TCW Asset Management Company, and the Holders party to the Original Note Purchase Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 17, 2008, SEC File No. 000-24394).

10.76
Amended and Restated Management Services Agreement, dated and effective as of September 29, 2008, is made by and among Rio Vista Operating LLC, Rio Vista Energy Partners L.P., and Rio Vista Penny LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 17, 2008, SEC File No. 000-24394).

10.77
Promissory Note dated April 15, 2008 between Rio Vista Energy Partners L.P. and Jerome B. Richter. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 17, 2008, SEC File No. 000-24394).

14.1
Penn Octane Corporation Code of Business Conduct (2007) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 17, 2007, SEC File No. 000-24394). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 19, 2007, SEC File No. 000-24394).

The following Exhibits are filed as part of this report:

Exhibit No.

10.78	Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores.

10.79	Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores.

10.80	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista.

Exhibit No.

10.81	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista.

10.82	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista.

10.83	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista.

10.84	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company.

10.85	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

10.86	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

21	Subsidiaries of the Registrant.

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Penn Octane will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of a request) together with a request addressed to Ian T. Bothwell, Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California 92211.

Schedule II
Penn Octane Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period

Year ended December 31, 2008

Allowance for doubtful accounts	$—	$60,000	$—	$—	$60,000

Year ended December 31, 2007

Allowance for doubtful accounts	$—	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN OCTANE CORPORATION
By:
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice-President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

April 14, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian T. Bothwell	Ian T. Bothwell Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial, and Accounting Officer)	April 14, 2009

/s/ Richard R. Canney	Richard R. Canney Director	April 14, 2009

/s/ Bruce I. Raben	Bruce I. Raben Director	April 14, 2009

/s/ Eugene A. Viele	Eugene A. Viele Director	April 14, 2009

/s/ Douglas G. Manner	Douglas G. Manner Director	April 14, 2009

/s/ Nicholas J. Singer	Nicholas J. Singer Director	April 14, 2009

EXHIBIT INDEX

Exhibit No.

10.78	Amendment to Promissory note dated June 27, 2008 issued by Rio Vista to Gary Moores.

10.79	Second Amendment to Promissory note dated January 20, 2009 issued by Rio Vista to Gary Moores.

10.80	Second Amendment to Loan Agreement dated as of July 2008 between RZB Finance LLC and Rio Vista.

10.81	Third Amendment to Loan Agreement dated as of December 2008 between RZB Finance LLC and Rio Vista.

10.82	Fourth Amendment to Loan Agreement dated as of February 28, 2009 between RZB Finance LLC and Rio Vista.

10.83	Fifth Amendment to Loan Agreement dated as of March 31, 2009 between RZB Finance LLC and Rio Vista.

10.84	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated December 30, 2008 between Rio Vista Penny LLC and TCW Asset Management Company.

10.85	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated February 28, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

10.86	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

21	Subsidiaries of the Registrant

23.1	Consent of Burton McCumber & Cortez, L.L.P.

23.2	Consent of Lee Keeling and Associates, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

31.2	Certification Pursuant to Rule 13a-14(a) / 15d – 14(a) of the Exchange Act

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	indicates management contract or compensatory plan or arrangement.