Form 10-Q
period 2009-03-31
PENN OCTANE CORP
filed 2009-05-20
CIK 893813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $.01 per share, outstanding on May 1, 2009 was 15,416,187.

PENN OCTANE CORPORATION

Part I — FINANCIAL INFORMATION
Item 1.
Penn Octane Corporation’s independent auditor was not engaged to and did not review the consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.
Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	March 31,
	2008	2009
		(Unaudited)

Current Assets

Cash	$376,000	$793,000

Restricted cash	1,316,000	277,000

Trade accounts receivable (less allowance for doubtful accounts of $60,000 and $60,000 at December 31, 2008 and March 31, 2009, respectively)	1,662,000	1,250,000

Income tax receivable	608,000	85,000

Deferred tax asset	99,000	99,000

Prepaid expenses and other current assets	725,000	759,000

Total current assets	4,786,000	3,263,000

Oil and gas properties and related equipment (successful efforts method) — net	28,243,000	28,024,000

Property, plant and equipment — net	12,690,000	12,441,000

Other non-current assets	31,000	32,000

Goodwill	8,290,000	8,290,000

Total assets	$54,040,000	$52,050,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
LIABILITIES AND EQUITY

	December 31,	March 31,
	2008	2009
		(Unaudited)
Current Liabilities
Current maturities of long-term debt	$25,731,000	$25,587,000
Short-term debt	5,575,000	4,875,000
Accounts payable	3,315,000	2,632,000
Taxes payable	921,000	1,125,000
Accrued liabilities	5,200,000	6,005,000

Total current liabilities	40,742,000	40,224,000
Commitments and contingencies	—	—
Long-term debt, less current maturities, net of discount	150,000	—
Deferred income tax	2,909,000	2,909,000
Equity
Penn Octane Corporation stockholders’ equity
Series A — Preferred stock-$.01 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Series B — Senior preferred stock-$.01 par value, $10 liquidation value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock — $.01 par value, 25,000,000 shares authorized; 15,416,187 and 15,416,187 shares issued and outstanding at December 31, 2008 and March 31, 2009	154,000	154,000
Additional paid-in capital	30,189,000	30,196,000
Accumulated deficit	(27,199,000)	(27,518,000)

Total Penn Octane Corporation stockholders’ equity	3,144,000	2,832,000

Noncontrolling interest	7,095,000	6,085,000

Total equity	10,239,000	8,917,000

Total liabilities and equity	$54,040,000	$52,050,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2008	2009
Revenues	$33,403,000	$2,908,000
Cost of goods sold	32,521,000	1,974,000

Gross profit	882,000	934,000
Selling, general and administrative expenses and other
Legal and professional fees	721,000	394,000
Salaries and payroll related expenses	1,058,000	407,000
Other	983,000	438,000

	2,762,000	1,239,000

Operating loss from operations	(1,880,000)	(305,000)
Other income (expense)
Interest and Fuel Products financing expense	(956,000)	(957,000)
Interest income	10,000	14,000

Loss before taxes	(2,826,000)	(1,248,000)
(Benefit) provision for income taxes	5,000	110,000

Net loss	$(2,831,000)	$(1,358,000)
Net loss attributable to noncontrolling interest	2,051,000	1,039,000

Net loss attributable to Penn Octane Corporation	$(780,000)	$(319,000)

Net loss per common share	$(0.05)	$(0.02)

Weighted average common shares outstanding	15,406,187	15,416,187

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(780,000)	$(319,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	495,000	528,000
Amortization of loan discount	19,000	6,000
Share-based compensation	276,000	7,000
Unit-based compensation	145,000	29,000
Minority interest	(1,975,000)	(1,039,000)
Beneficial conversion amortization	14,000	—
Changes in current assets and liabilities:
Trade accounts receivable	(3,417,000)	411,000
Inventories	(64,000)	—
Prepaid expenses and other current assets	141,000	488,000
LPG and Fuel Products trade accounts payable	(2,893,000)	—
Other accounts payable and accrued liabilities	2,105,000	122,000
U.S. and foreign taxes payable	(50,000)	205,000

Net cash (used in) provided by operating activities	(5,984,000)	438,000
Cash flows from investing activities:
Capital expenditures	(827,000)	(60,000)
Decrease in other non-current assets	—	(1,000)

Net cash used in investing activities	(827,000)	(61,000)
Cash flows from financing activities:
Decrease in restricted cash	1,656,000	1,040,000
Revolving credit facilities	3,591,000	—
Distributions paid to minority interests	(607,000)	—
Reduction in debt	(250,000)	(1,000,000)
Exercise of options of Rio Vista	774,000	—
Costs of registration	(202,000)	—
Other	155,000	—

Net cash provided by financing activities	5,117,000	40,000

Net change in cash	(1,694,000)	417,000
Cash at beginning of period	4,339,000	376,000

Cash at end of period	$2,645,000	$793,000

The accompanying notes are an integral part of these statements.

Penn Octane Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited)

	Three months ended March 31,
	2008	2009

Supplemental disclosures of cash flow information:
Cash paid for:
Interest and LPG and Fuel Products financing expense	$1,084,000	$135,000

Supplemental disclosures of noncash transactions:
Units issued for compensation and penalties	$344,000	$—

Unit based compensation	$145,000	$29,000

Share based compensation	$276,000	$7,000

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
Basis of Presentation
The accompanying consolidated financial statements include Penn Octane and its subsidiaries including PennWilson CNG, Inc. (PennWilson), Rio Vista GP, LLC and Penn CNG Holdings, Inc. and Rio Vista and its subsidiaries, including RVOP, Rio Vista Operating GP LLC, Rio Vista Penny LLC, GO LLC (GO), MV Pipeline Company (MV), Operating, Regional and Penn Octane International, L.L.C., collectively “the Company”. All significant intercompany accounts and transactions are eliminated.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — ORGANIZATION — Continued
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160) beginning January 1, 2009. SFAS No. 160 changed the accounting and reporting for minority interest, which was renamed noncontrolling interests and generally classified as a component of equity on the consolidated balance sheet. On the consolidated statement of income, SFAS No. 160 affects primarily the Company’s reporting of the 98.5 percent noncontrolling interest in Rio Vista. Previously, the Company presented this minority interest in “Other income (expense)” in the consolidated statements of income. Under SFAS No. 160, “Net income” in the consolidated statements of income reflects 100 percent of Rio Vista results as the Company holds the controlling interest. “Net income” is subsequently adjusted to remove the noncontrolling (minority) interest to arrive at “Net income attributable to Penn Octane Corporation.” While this presentation is different than previously required by GAAP, the final net income results attributable to the Company are the same under SFAS No. 160 and the previous reporting method. Reclassifications were made to prior periods to conform to the new SFAS No. 160 presentation requirements.
The unaudited consolidated balance sheet as of March 31, 2009, the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2009 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2009, have been prepared by the Company without audit. The Company’s independent auditor was not engaged to and did not review the unaudited consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited consolidated financial position of the Company as of March 31, 2009, the unaudited consolidated results of operations for the three months ended March 31, 2008 and 2009 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2009.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Rio Vista’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE B — LOSS PER COMMON SHARE
The following tables present reconciliations from net loss from continuing operations per common share to loss from continuing operations per common share assuming dilution (see note I for the warrants):

	For the three months March 31, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$(780,000)

Basic EPS
Net loss available to common stockholders	(780,000)	15,406,187	$(0.05)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A

	For the three months March 31, 2009
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss from continuing operations	$(319,000)

Basic EPS
Net loss available to common stockholders	(319,000)	15,416,187	$(0.02)

Effect of Dilutive Securities
Warrants	—	—

Diluted EPS
Net loss available to common stockholders	N/A	N/A	N/A
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
Share-Based Payments — Continued
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
The Company recorded share-based payment expense for employees and nonemployees of $421,000 ($0.02 per common share) and $37,000 ($0.00 per common share) for the three months ended March 31, 2008 and 2009, respectively under the fair value provisions of SFAS 123R.
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
Rio Vista utilizes unit-based awards as a form of compensation for employees, officers, managers and consultants of the General Partner. During the quarter ended March 31, 2006, Rio Vista adopted the provisions of SFAS 123R for unit-based payments to employees using the modified prospective application transition method. Under this method, previously reported amounts should not be restated to reflect the provisions of SFAS 123R. SFAS 123R requires measurement of all employee unit-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, Rio Vista will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. Rio Vista will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Previously, Rio Vista had applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and elected to utilize the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Rio Vista recorded unit-based payment expense for employees and non-employees of $145,000 ($0.06 per common unit) and $28,000 ($0.01 per common unit) for the three months ended March 31, 2008 and 2009, respectively under the fair-value provisions of SFAS 123R.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE D — SALE OF REMAINING LPG ASSETS
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback diligence deductions and working capital adjustment, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1,373,000 in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1,000,000 limitation of indemnification. As of March 31, 2009, Rio Vista has accrued $220,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.
NOTE E — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	December 31,	March 31,
	2008	2009
Oklahoma:
Pipelines and equipment	$7,417,000	$7,417,000

Regional:
Land	237,000	237,000
Terminal and improvements	4,084,000	4,120,000
Automotive equipment	2,644,000	2,644,000

	6,965,000	7,001,000

	14,382,000	14,418,000
Other	290,000	295,000

	14,672,000	14,713,000
Less: accumulated depreciation and amortization	(1,982,000)	(2,272,000)

	$12,690,000	$12,441,000

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
Depreciation expense of property, plant and equipment from continuing operations totaled $379,000 and $290,000 for the three months ended March 31, 2008 and 2009, respectively.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE F — OIL AND GAS PROPERTIES AND RELATED EQUIPMENT, NET
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The Company incurred approximately $3,000 of costs related to oil and gas property development for the three months ended March 31, 2009
Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat and gather oil and gas.
The Company capitalizes costs related to drilling and development of oil and gas properties for specific activities related to drilling its wells, which includes site preparation, drilling labor, meter installation, pipeline connection and site reclamation.
NOTE G — DEBT OBLIGATIONS

	December 31,	March 31,
	2008	2009

RZB Note	$5,000,000	$4,000,000
Richter Note Payable	575,000	575,000
Moores Note	—	300,000

	$5,575,000	$4,875,000

Long-term debt obligations were as follows:

TCW Credit Facility	$24,700,000	$24,700,000
Sellers’ Note — Regional	744,000	750,000
Moores Note	300,000	—
Other	137,000	137,000

	25,881,000	25,587,000
Less current portion	25,731,000	25,587,000

	$150,000	$—

RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5,000,000 (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (3.25% at March 31, 2009), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3,300,000. In addition, the Third Amendment required Rio Vista to repay $1,000,000 of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista the $1,000,000 of cash collateral held by RZB for purpose of making the required payment described above.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
RZB Note — Continued
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid by April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note.
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
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. The May 10, 2009 principal payment was not made. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G — DEBT OBLIGATIONS — Continued
Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on November 15, 2008 which payment was not made. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
TCW Credit Facility — Continued
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
Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009 (TCW Waiver). In connection with one of the extensions, the TCW Waiver was modified whereby TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.
Sellers’ Note — Regional
In connection with the Regional acquisition, Regional issued a promissory note in the amount of $1,000,000 to be paid in four equal semiannual installments of $250,000 beginning January 27, 2008. Rio Vista recorded a discount of $116,000 (10% effective rate), representing the portion of interest associated with the note, which was to be amortized over the term of the note. During January 2008, the first installment was paid. On July 27, 2008 and January 27, 2009, the second and third installment was due to be paid. Regional did not make the second or third installment payments as it believes that there exists offsets in connection with the acquisition of Regional in excess of the payments. For the three months ended March 31, 2008 and 2009, $19,000 and $0, respectively, of the discount was amortized.
Other
In connection with the note payable for legal services, the Company has not made all of the required payments. The Company provided a “Stipulation of Judgment” to the creditor at the time the note for legal services was issued.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — COMMON UNITS AND OPTIONS OF RIO VISTA
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
The amount of the distributions paid through the June 2008 quarterly distributions represented the minimum quarterly distributions required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE H — COMMON UNITS AND OPTIONS OF RIO VISTA — Continued
TCW Warrant
Under the terms of the Note Purchase Agreement, TCW has the right to convert the outstanding principal amount of the Demand Loan into common units of Rio Vista at a price equal to the lesser of $13.33 per unit or 90% of the 20-day average trading price of such units preceding the election to convert. In addition, TCW has the right to convert any balance of the debt under the TCW Credit Facility other than the Demand Loan into common units of Rio Vista at a price equal to 90% of the 20-day average trading price of such units preceding the election to convert. The conversion rights of TCW as described above were formalized through the issuance of a warrant by Rio Vista (TCW Warrant). At March 31, 2009, the outstanding balance owing under the TCW Credit Facility was approximately $24,700,000 plus accrued interest since September 29, 2008.
NOTE I — COMMITMENTS AND CONTINGENCIES
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
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
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
On November 20, 2007, Rio Vista, Rio Vista Penny, LLC, Gary Moores, Bill Wood and GM Oil Properties, Inc. (GM) jointly filed an action for declaratory relief against Energy Spectrum Advisors, Inc. in the District Court of McIntosh County, Oklahoma. This action was filed in response to Energy Spectrum’s assertion that Rio Vista, Rio Vista Penny, LLC, as well as GM owed Energy Spectrum a commission based on Rio Vista Penny, LLC’s November, 2007 purchase of certain assets from GM. Energy Spectrum counterclaimed asserting that Rio Vista and Rio Vista Penny tortiously interfered with the commission agreement between Energy Spectrum and GM. Neither Rio Vista nor Rio Vista Penny were parties to this agreement. Mr. Woods and Mr. Moores have recently been named as defendants in the Energy Spectrum counter-claim. According to an indemnification agreement between Rio Vista, Mr. Woods and Mr. Moores, Rio Vista may be required to indemnify Mr. Woods and Mr. Moores upon the fulfillment of certain terms and conditions stipulated in the agreement. To date these terms and conditions have not be met or fulfilled. Management believes that the Rio Vista entities should have no liability for any commission obligation that GM may owe to Energy Spectrum. However the outcome of litigation cannot reliably be predicted. Discovery in the case is ongoing. No trial date has been set.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
Legal Proceedings — Continued
On August 19, 2008, Rio Vista, Rio Vista GP LLC, Rio Vista Penny LLC, Jerome B. Richter and Douglas G. Manner (Defendants) were named in a lawsuit filed by Northport Production Company and Eugene A. Viele (Plaintiffs). Mr. Viele is currently a director of Penn Octane Corporation and is also the principal owner of Northport Production Company. Mr. Manner currently serves as a director of Penn Octane Corporation and the General Partner of Rio Vista. Mr. Richter is currently a consultant to Penn Octane and Rio Vista. Plaintiffs allege breach of contract, negligent misrepresentation, and fraud in connection with the acquisition of the Oklahoma Assets. Plaintiffs are seeking judgment for compensatory damages of $487,000 and exemplary damages of not less than $200,000 as well as attorneys’ fees and other such relief as may be shown. Discovery is currently pending. Rio Vista believes that the liability, if any, ultimately resulting from this lawsuit should not materially affect its consolidated financial results.
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
On December 12, 2008, SFPP, Inc. filed a Complaint against Penn Octane in the Los Angeles Superior Court entitled SFPP, Inc. v. Penn Octane Corporation, Case No. BC403789. The Complaint alleges causes of action for Open Book Account, Account Stated and Breach of Contract, and seeks $376,000 in damages, plus SFPP’s attorneys’ fees and costs. Penn Octane was served with copies of the Summons and Complaint in the referenced action and on February 10, 2009 timely filed its Answer thereto generally denying the allegations of the Complaint and asserting various affirmative defenses. To date, no discovery has been propounded by either party. Penn Octane is currently engaged in discussions with SFPP exploring the possibility of negotiating a mutually acceptable resolution of the allegations but, to date, no settlement has been reached. The Los Angeles Superior Court has set December 1, 2009 as the trial date.
The Company and its subsidiaries are involved with other proceedings, lawsuits and claims in the ordinary course of its business. The Company believes that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect its consolidated financial results.
Letters of Credit
In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by a letter of credit for $273,000. At March 31, 2009, such taxes plus associated interest and penalties in the amount of approximately $1,935,000 were due.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
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
Consulting Agreement
Effective November 2006, Penn Octane and Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Jerome Richter, a former officer of Penn Octane. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. During April 2009, Rio Vista and Penn Octane each provided JBR Capital notice of their intention to terminate the Consulting Agreement on May 31, 2009.
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
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
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
(UNAUDITED)
NOTE I — COMMITMENTS AND CONTINGENCIES — Continued
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
NOTE J — OIL AND GAS SALES CONTRACTS
Rio Vista sells oil and gas in the normal course of its business and considers the use of forward sales contracts in the form of guaranteed fixed prices to minimize the variability in forecasted cash flows due to price movements in oil and gas.
During January 2009, Rio Vista entered into an agreement to sell its February 2009 and March 2009 sales contracts. In connection with the settlement of the contracts, Rio Vista received approximately $400,000. As a result of the above, beginning February 1, 2009, none of Rio Vista’s oil and gas production is subject to forward sales contracts.
NOTE K — RELATED PARTY TRANSACTIONS
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
(UNAUDITED)
NOTE K — RELATED PARTY TRANSACTIONS — Continued
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
NOTE L — 401K
Regional sponsors a defined contribution retirement plan (401(k) Plan) covering all eligible employees effective November 1, 1988. The 401(k) Plan allows eligible employees to contribute, subject to Internal Revenue Service limitations on total annual contributions, up to 60% of their compensation as defined in the 401(k) plan, to various investment funds. Regional matches, on a discretionary basis, 50% of the first 6% of employee compensation. Furthermore, Regional may make additional contributions on a discretionary basis at the end of the Plan year for all eligible employees. Regional has made no discretionary contributions since the acquisition of Regional to March 31, 2009. Effective February 2008, Penn Octane commenced sponsoring of a 401K Plan covering all eligible employees of Penn Octane. Since the plan’s inception to March 31, 2009, Penn Octane has made no discretionary contributions.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE M — REALIZATION OF ASSETS
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from continuing operations for the three months ended March 31, 2009 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note total approximately $30,301,000 and are all classified as current liabilities. Penn Octane also owes excise and other taxes, including computed interest and penalties collected from customers in connection with the sale of Fuel Products in the amount of $1,935,000. The TCW Credit Facility extension expires on May 20, 2009 and the RZB Note has not been extended. RZB has not yet given Rio Vista notice of default and the parties continue to negotiate an extension of the RZB Note. In the event such obligations are not satisfactorily restructured, further extended or actions to enforce collections do not continue to be deferred by creditors, the TCW Credit Facility, the RZB Note and/or other obligations will be due immediately.
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
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to restructure the TCW Credit Facility and the RZB Note, pay the excise and other taxes and to continue as a going concern. In connection with The Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, our independent public accountant’s report contained an explanatory paragraph which describes an uncertainty about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to restructure such debt and to continue in existence.
To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, sell assets, raise additional debt and/or equity financing and reduce its general and administrative and other operating expenses.

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — SEGMENT INFORMATION
The Company has the following reportable segments for the three months ended March 31, 2009: Transportation and Terminaling and Oil and Gas. The Transportation and Terminaling segment transports bulk liquids, including chemical and petroleum products, by truck and provides terminaling and storage services and the Oil and Gas segment produces, transports and sells oil and gas.
The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment profit (loss) is based on gross profit (loss) from operations before selling, general and administrative expenses, other income (expense) and income tax. The reportable segments are distinct business units operating in similar industries. They are separately managed, with separate marketing and distribution systems. The following information about the segments is for the three months ended March 31, 2009 and 2008.

	Transportation
	and
Three months ended March 31, 2009:	Terminaling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$1,740,000	$1,168,000	$—	$2,908,000
Interest expense	186,000	770,000	11,000	967,000
Interest income	—	—	14,000	14,000
Depreciation and amortization	159,000	360,000	—	519,000
Segment gross profit	527,000	407,000	—	934,000
Segment assets	11,800,000	35,896,000	—	47,696,000
Segment liabilities	4,566,000	28,734,000	2,356,000	35,656,000
Expenditure for segment assets	26,000	2,000	—	28,000

Reconciliation to Consolidated Amounts:
Revenues
Total revenues for reportable segments		$2,908,000
Elimination of intersegment revenues		—
Other revenues		—

Total consolidated revenues		$2,908,000

Profit (loss)
Total gross profit (loss) for reportable segments		$934,000
Total other gross profit (loss)		—
Selling, general and administrative expense and other		(1,239,000)
Interest and Fuel Products financing expense		(957,000)
Interest income		14,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(1,248,000)

Assets
Total assets for reportable segments		$47,696,000
Other assets		4,354,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$52,050,000

Penn Octane Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE N — SEGMENT INFORMATION — Continued

	Transportation
	and
Three months ended March 31, 2008:	Terminaling	Oil and Gas	Fuel Sales	Totals

Revenues from external customers	$2,107,000	$988,000	$30,308,000	$33,403,000
Interest expense	222,000	638,000	77,000	937,000
Interest income	—	7,000	—	7,000
Depreciation and amortization	282,000	211,000	—	493,000
Segment gross profit	345,000	325,000	202,000	872,000
Segment assets	12,519,000	35,929,000	9,234,000	57,682,000
Segment liabilities	4,472,000	26,515,000	6,168,000	37,155,000
Expenditure for segment assets	168,000	683,000	—	851,000

Reconciliation to Consolidated Amounts:
Revenues
Total revenues for reportable segments		$33,403,000
Elimination of intersegment revenues		—
Other revenues		—

Total consolidated revenues		$33,403,000

Profit (loss)
Total gross profit (loss) for reportable segments		$872,000
Total other gross profit (loss)		10,000
Selling, general and administrative expense and other		(2,762,000)
Interest and Fuel Products financing expense		(956,000)
Interest income		10,000
Elimination of intersegment profits		—
Unallocated amounts
Corporate headquarters expense		—
Other expenses		—

Consolidated income from continuing operations before income tax		$(2,826,000)

Assets
Total assets for reportable segments		$57,682,000
Other assets		3,213,000
Corporate headquarters		—
Other unallocated amounts		—

Total consolidated assets		$60,895,000

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
Cautionary Statement Regarding Forward-Looking Statements
The statements contained in this Quarterly Report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of realized natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry and the transportation and terminalling business;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry and the transportation and terminalling business;

•	required capital expenditures;

•	cash distributions and qualified income;

•	developments in oil producing and natural gas producing countries;

•	our strategic plans, objectives, expectations and intentions for future operations. and

•	our ability to restructure the TCW Credit Facility and/or the RZB Note under terms satisfactory to us.
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
The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section in Penn Octane’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview
In July 2007, Rio Vista acquired Regional Enterprises, Inc. (Regional), and in November 2007, Rio Vista acquired certain oil and natural gas producing properties and related assets (Oklahoma assets) in the State of Oklahoma formerly owned by GM Oil Properties, Inc., Penny Petroleum Corporation and GO LLC. As a result of these acquisitions in 2007, Rio Vista is focused on the acquisition, development and production of oil and natural gas properties and related midstream assets, and the operation and development of Regional’s business consisting of transportation and terminaling. Beginning March 1, 2008, Rio Vista Operating LLC (Operating) became the operator of the Oklahoma Assets.
Fuel Sales Business
In May 2008, Penn Octane’s board of directors approved a plan to sell its Fuel Products inventory and to cease the Fuel Sales Business. The purpose of this decision was to provide working capital for its other business segments. The assets of the Fuel Sales Business consisted only of cash, accounts receivable and inventories. In connection with the Company’s Fuel Sales Business, the Company has provided bonds totaling $662,000 to the states of California, Nevada, Arizona and Texas (Bonds) to secure payments of excise and other taxes collected from customers in connection with sales of Fuel Products. The Bonds are partially secured by letters of credit totaling $316,000. At March 31, 2009, such taxes plus associated interest and penalties in the amount of approximately $1.9 million were due.
Results of Operations
Because of our rapid the ceasing of our Fuel Sales business in May 2008, our historical results of operations and period-to-period comparisons of these results during the three months ended March 31, 2008 and 2009 are not that meaningful or indicative of future results.
The results of operations from continuing operations during the three months ended March 31, 2008 and 2009 reflect the results associated with the i.) the Transportation and Terminaling Business associated with bulk and petroleum products associated with Regional operations which was acquired during July 2007, ii.) the operation of the Oklahoma Assets, which was acquired during November 2007, iii.) the Fuel Sales business for the three months ended March 31, 2008 only (business ceased during May 2008), and iv.) all indirect income and expenses of the Company.
QUARTER ENDED MARCH 31, 2009

	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets	Enterprises	Trans.(a)	Other	Total

Revenues	—	1,168,000	1,740,000	—	(0)	2,908,000
Cost Of Goods Sold	—	761,000	1,213,000	—	—	1,974,000

Gross Profit	—	407,000	527,000	—	(0)	934,000
Selling, General And Administrative Expenses	11,000	249,000	191,000	—	788,000	1,239,000
Loss On Sale Of Remaining LPG — Related Assets	—	—	—	—	—	—

Operating Income (Loss)	(11,000)	158,000	336,000	—	(788,000)	(305,000)
Other Income (Expense)
Interest Expense	(11,000)	(770,000)	(186,000)	—	10,000	(957,000)
Interest Income	14,000	—	—	—	—	14,000

Income (Loss) Before Taxes	(8,000)	(612,000)	150,000	—	(778,000)	(1,248,000)
Provision (Benefit) For Income Taxes	—	—	110,000	—	—	110,000

Net Income (Loss)	(8,000)	(612,000)	40,000	—	(778,000)	(1,358,000)
Net Loss Attributable To Non-Controlling Interest	—	—	—	—	(1,039,000)	(1,039,000)

Net Loss Attributable To Penn Octane Corporation	(8,000)	(612,000)	40,000	—	261,000	(319,000)

QUARTER ENDED MARCH 31, 2008

	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets	Enterprises	Trans.(a)	Other	Total

Revenues	30,308,000	988,000	2,107,000	—	0	33,403,000
Cost Of Goods Sold	30,106,000	663,000	1,762,000	—	(10,000)	32,521,000

Gross Profit	202,000	325,000	345,000	—	10,000	882,000
Selling, General And Administrative Expenses	191,000	58,000	245,000	—	2,129,000	2,623,000
Loss On Sale Of Remaining LPG — Related Assets				139,000	—	139,000

Operating Income (Loss)	11,000	267,000	100,000	(139,000)	(2,119,000)	(1,880,000)
Other Income (Expense)
Interest Expense	(77,000)	(638,000)	(222,000)	—	(19,000)	(956,000)
Interest Income	—	7,000	—	—	3,000	10,000

Income (Loss) Before Taxes	(66,000)	(364,000)	(122,000)	(139,000)	(2,135,000)	(2,826,000)
Provision (Benefit) For Income Taxes	—	—	5,000	—	—	5,000

Net Income (Loss)	(66,000)	(364,000)	(127,000)	(139,000)	(2,135,000)	(2,831,000)
Net Loss Attributable To Non-Controlling Interest	—	—	—	—	(2,051,000)	(2,051,000)

Net Loss Attributable To Penn Octane Corporation	(66,000)	(364,000)	(127,000)	(139,000)	(84,000)	(780,000)

CHANGES FOR QUARTER ENDED MARCH 31, 2009 COMPARED WITH QUARTER ENDED MARCH 31, 2008

	Fuel	Oklahoma	Regional	LPG	Corporate/
	Sales	Assets	Enterprises	Trans.(a)	Other	Total

Revenues	(30,308,000)	180,000	(367,000)	—	(0)	(30,495,000)
Cost Of Goods Sold	(30,106,000)	98,000	(549,000)	—	10,000	(30,547,000)

Gross Profit	(202,000)	82,000	182,000	—	(10,000)	52,000
Selling, General And Administrative Expenses	(180,000)	191,000	(54,000)	—	(1,341,000)	(1,384,000)
Loss On Sale Of Remaining LPG — Related Assets	—	—	—	(139,000)	—	(139,000)

Operating Income (Loss)	(22,000)	(109,000)	236,000	139,000	1,331,000	1,575,000
Other Income (Expense)
Interest Expense	66,000	(132,000)	36,000	—	29,000	(1,000)
Interest Income	14,000	(7,000)	—	—	(3,000)	4,000

Income (Loss) Before Taxes	58,000	(248,000)	272,000	139,000	1,357,000	1,578,000
Provision (Benefit) For Income Taxes	—	—	105,000	—	—	105,000

Net Income (Loss)	58,000	(248,000)	167,000	139,000	1,357,000	1,473,000
Net Loss Attributable To Non-Controlling Interest	—	—	—	—	1,012,000	1,012,000

Net Loss Attributable To Penn Octane Corporation	58,000	(248,000)	167,000	139,000	345,000	461,000

(a)	LPG Transportation business commenced in August 2006 sold December 31, 2007. Costs represent remaining charges associated with the sale that were recorded during 2008.

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
Revenues. Revenues for the three months ended March 31, 2009 were $2.9 million and excludes any results of the Fuel Sales business which was ceased during May 2008. Revenues during the three months ended March 31, 2008 were $33.4 million and includes the revenues from the Fuel Sales business of $30.3 million. Excluding the operations of the Fuel Sales Business, the revenues from the Oklahoma Assets increased slightly as the result of higher production during the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The revenues from Regional decreased during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to reduced fuel surcharges received from its transportation operations.
Cost of goods sold. Cost of goods sold for the three months ended March 31, 2009 were $2.0 million and excludes the results of the Fuel Sales business which was ceased during May 2008. Cost of goods sold during the three months ended March 31, 2008 were $32.5 million and includes the costs of goods sold of the Fuel Sales business of $30.1 million. Excluding the operations of the Fuel Sales Business, the cost of goods sold from the Oklahoma Assets increased slightly as the result of higher production during the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The cost of goods sold from Regional decreased during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to reduced fuel costs and other operating efficiencies achieved.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.2 million during the three months ended March 31, 2009 (excluding the impact from changes associated with the Fuel Sales business which was ceased during May 2008) compared with the three months ended March 31, 2008, primarily as the result of reduced selling, general and administrative expenses associated with corporate related activities. These costs included the reduction of share based and unit based costs, payroll related costs and professional fees. These decreases were slightly offset by additional costs associated with becoming the operator of the Oklahoma Assets beginning March 2008, which resulted in additional office administration costs and an increase in professional fees related to legal, accounting and engineering services during the three months ended March 31, 2009.
Net loss attributable to noncontrolling interest. Net loss attributable to the noncontrolling interest in Rio Vista during the three months ended March 31, 2009 was $1.0 million, which was a reduction from the net loss attributable to the noncontrolling interest in Rio Vista during the three months ended March 31, 2008 of $1.1 million.
Liquidity and Capital Resources
General
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

The Company may obtain additional sources of revenues through the completion of future transactions, including acquisitions and/or dispositions of assets. The ability of the Company to complete future acquisitions may require the use of a portion or substantially all of the Company’s liquid assets, the issuance of additional debt and/or the issuance of additional equity. Currently, substantially all of the Company’s assets are pledged or committed to be pledged as collateral on existing debt in connection with the TCW Credit Facility and the RZB Note (see below). Accordingly, the Company may be unable to obtain additional financing collateralized by those assets.
At March 31, 2009, the Company had a working capital deficit of approximately $ million. The Company cannot be certain that future cash flows from Regional’s business or the Oklahoma Assets’ and future investments, if any, will be adequate to cover all of its future working capital requirements, including minimum distributions to unitholders.
Debt Obligations
RZB Note
In connection with the acquisition of Regional during July 2007, Rio Vista funded a portion of the acquisition through a loan of $5.0 million (RZB Note) from RZB Finance LLC (RZB) dated July 26, 2007. The RZB Note was due on demand and if no demand, with a one-year maturity. The RZB Note carries a variable annual rate of interest equal to the higher of (a) the rate of interest established from time to time by JPMorgan Chase Bank, N.A. as its “base rate” or its “prime rate,” (3.25% at March 31, 2009), or (b) the weighted average overnight funds rate of the Federal Reserve System plus 0.50%, in each case plus a margin of 4.75% (Base Rate Margin). On July 27, 2008, the RZB Note was amended whereby the maturity date was extended until August 29, 2008. The RZB Note was not paid on August 29, 2008. During December 2008, Rio Vista entered into a third amendment to the RZB Note (Third Amendment). Under the terms of the Third Amendment, the maturity date of the RZB Note was extended to February 27, 2009. In addition, the interest rate calculation was modified to include a cost of funds rate definition in determining the base rate and the Base Rate Margin was increased to 7.0%. Under the terms of the Third Amendment, the net worth of Penn Octane, as defined, is required to be in excess of $3.3 million. In addition, the Third Amendment required Rio Vista to repay $1.0 million of the RZB Note. Effective January 1, 2009, Penn Octane loaned Rio Vista the $1.0million of cash collateral held by RZB for purpose of making the required payment described above.
During February 2009, Rio Vista entered into a fourth amendment to the RZB Note which extended the maturity date of the RZB Note through March 31, 2009. During March 2009, Rio Vista entered into a fifth amendment to the RZB Note which extends the maturity date of the RZB Note through April 30, 2009. The RZB Note was not paid by April 30, 2009. Rio Vista and RZB are currently negotiating an additional extension of the RZB Note (Extended RZB Note). Rio Vista expects that the Extended RZB Note will have a three year maturity, with monthly amortization, and will provide Regional with the ability to make minimum monthly payments to Rio Vista to cover a portion of Rio Vista’s corporate overhead subject to Regional meeting required debt service covenants. In addition, Rio Vista will be required to subordinate repayment of its intercompany loan with Regional and Regional will be required to enter into a control agreement with its banks which will provide RZB with the ability to access Regional’s cash in the event of a default. The Extended RZB Note has not been executed and is subject to due diligence, final loan documents and approval of both parties.
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
Rio Vista Penny and TCW entered into several letter agreements whereby TCW agreed to extend the payment obligations under the TCW Credit Facility (including the December 2008 and March 2009 principal payments and interest payments due) and other requirements pursuant to the TCW Credit Facility until May 20, 2009 (TCW Waiver). In connection with one of the extensions, the TCW Waiver was modified whereby TCW agreed to provide Rio Vista with 62 days advance written notice to exercise the TCW Warrant, except for up to 400,000 common units of Rio Vista.

The Company’s management is in discussions with TCW to restructure the TCW Credit Facility. Although no definitive agreement has been reached, these discussions include surrendering to TCW all of the Oklahoma Assets and some equity in satisfaction of outstanding indebtedness.
However, if the Company’s management is unable to restructure the TCW Credit Facility or obtain additional extension or waivers of its requirements of payment terms and covenants contained in the TCW Credit Facility, then Rio Vista Penny will be in default under the terms of the TCW Credit Facility.
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
If TCW converts any amounts owing under the TCW Credit Facility into Rio Vista common units, then the current Rio Vista common unit holders will be significantly diluted.
As of March 31, 2009, the net book value of the Oklahoma Assets was approximately $35.1 million. As a result of foreclosure, based on March 31, 2009 balances, Rio Vista would record a loss related to the Oklahoma Assets which could approximate $7.3 million. The exercise by TCW of any amount under the TCW Warrant would reduce the amount of the recordable loss by a corresponding amount.
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
On January 20, 2009, the Moores Note was once again amended (Second Amended Moores Note). In connection with the Second Amended Moores Note, Rio Vista agreed to make monthly principal payments of $12,500 plus interest beginning May 10, 2009 and to continue such payments for 5 consecutive months. Each month thereafter, Rio Vista is required to make principal payments of $37,500 plus interest until all amounts due and payable have been paid. The May 10, 2009 principal payment was not made. In addition, in connection with the Second Amended Moores Note, Gary Moores agreed to dismiss the Civil Action.
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

Richter Note Payable
On April 15, 2008, Mr. Jerome B. Richter, a former officer of Penn Octane, agreed to loan Rio Vista $575,000 in exchange for a promissory note issued by Rio Vista, guaranteed by Penn Octane (Richter Note Payable) and collateralized by the assets of Rio Vista, subject to the consent of RZB and TCW. Under the terms of the Richter Note Payable, Rio Vista is required to repay the Richter Note Payable on November 15, 2008 which payment was not made. Rio Vista and Mr. Richter are negotiating an extension of the due date. The Richter Note Payable accrues interest at an annual rate of 8 percent (8%). Proceeds from the Richter Note Payable were used for working capital.
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
The amount of the distributions paid through the June 2008 quarterly distributions represented the minimum quarterly distributions required to be made by Rio Vista pursuant to the partnership agreement. Rio Vista has not declared a distribution for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009.
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

Consulting Agreement
Effective November 2006, Penn Octane and Rio Vista entered into a consulting agreement (Consulting Agreement) with JBR Capital Resources, Inc. (JBR Capital) regarding consulting services to be rendered by JBR Capital to Penn Octane and to Rio Vista. JBR Capital is controlled by Mr. Jerome Richter, a former officer of Penn Octane. Pursuant to the Consulting Agreement, JBR Capital has agreed to assist Penn Octane and Rio Vista with the potential acquisition and disposition of assets and with other transactions involving Penn Octane or Rio Vista. In exchange for these services, Penn Octane has agreed to pay JBR Capital a fee based on approved services rendered by JBR Capital plus a fee based on the net proceeds to Penn Octane resulting from a sale of assets to a third party introduced to Penn Octane by JBR Capital. During April 2009, Rio Vista and Penn Octane each provided JBR Capital notice of their intention to terminate the Consulting Agreement on May 31, 2009.
Sale Of Remaining LPG Assets
On December 31, 2008, Rio Vista received a claim from TransMontaigne related to the Holdback diligence deductions and working capital adjustment, pursuant to the Purchase and Sale Agreement. TransMontaigne claims a $316,000 working capital adjustment and $1.4 million in connection with the indemnification obligations included in the Purchase and Sale Agreement. Rio Vista is working with TransMontaigne to define the scope of the adjustments to an amount which Rio Vista considers to be more realistic. Any amount which may subsequently be agreed to by TransMontaigne and Rio Vista shall first be charged to the $500,000 Holdback, and also is subject to the $1.0 million limitation of indemnification. As of March 31, 2009, Rio Vista has accrued $220,000 to provide for these adjustments, in addition to the Holdback. Rio Vista’s management and its legal counsel believe that the amount of the TransMontaigne claim will be resolved within the amounts already provided.
Related Party Loans to Rio Vista
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
Realization of Assets
The accompanying consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has a loss from continuing operations for the three months ended March 31, 2009 and has a deficit in working capital. Currently, all revenues generated from the Oklahoma Assets are held as collateral against the TCW Credit Facility. The TCW Credit Facility, the Moores Note, the RZB Note, the Sellers’ Note — Regional and the Richter Note total approximately $30.3 million and are all classified as current liabilities. Penn Octane also owes excise and other taxes, including computed interest and penalties collected from customers in connection with the sale of Fuel Products in the amount of $1.9 million. The TCW Credit Facility extension expires on May 20, 2009 and the RZB Note has not been extended. RZB has not yet given Rio Vista notice of default and the parties continue to negotiate an extension of the RZB Note. In the event such obligations are not satisfactorily restructured, further extended or actions to enforce collections do not continue to be deferred by creditors, the TCW Credit Facility, the RZB Note and/or other obligations will be due immediately.
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
In view of the matters described in the preceding paragraphs, recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the ability of the Company to restructure the TCW Credit Facility and the RZB Note, pay the excise and other taxes and to continue as a going concern. In connection with The Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, our independent public accountant’s report contained an explanatory paragraph which describes an uncertainty about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to restructure such debt and to continue in existence.
To provide the Company with the ability it believes necessary to continue in existence, management is taking steps to restructure its existing debt obligations, sell assets, raise additional debt and/or equity financing and reduce its general and administrative and other operating expenses.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Recently Issued Financial Accounting Standards
In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS No. 160 is effective for us beginning January 1, 2009. Rio Vista believes the adoption of this statement will not have a material impact on its consolidated financial statements.
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us beginning January 1, 2009. Rio Vista does not expect the adoption of the new accounting standard to have an impact on Rio Vista’s financial statements.
Critical Accounting Policies
The consolidated financial statements of Rio Vista reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note B to Rio Vista’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, “Summary of Significant Accounting Policies”.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer/chief financial officer and the Company’s controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
The Company may not be able to complete its intended goal of implementing a new accounting software system which would provide enhanced internal controls over financial reporting as well as to provide for multiple user access, timely access to accounting information and additional data security. Furthermore, the Company may be limited in its ability to attract and/or retain qualified employees and professionals.
The consolidated financial statements for the three months ended March 31, 2009 were not reviewed by our independent auditor due to our financial inability to compensate them for their services.
The Company continues to seek solutions to improve internal control over financial reporting. However because there are currently limited financial resources, the Company does not expect to be able to take additional steps to improve its internal control over financial reporting in the near-term.
During the three months ended March 31, 2009, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See note I to the Company’s unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
See note G to the unaudited consolidated financial statements included in this report for material defaults with respect to Penn Octane and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Penn Octane’s outside independent accountants did not review the included unaudited financial statements as required by Reg. S-X Rule 10-01(d) due to Penn Octane’s nonpayment of fees owed to its accountants. As a result, Penn Octane is no longer eligible to use a registration statement on Form S-3.
Item 6. Exhibits
The following Exhibits are filed as part of this report:

Exhibit No.

10.1	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes —Oxley Act of 2002.
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

PENN OCTANE CORPORATION
May 20, 2009	By:	/s/ Ian T. Bothwell
Ian T. Bothwell
Acting Chief Executive Officer, Acting President, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter agreement to extend payments and other requirements pursuant to Note Purchase Agreement dated March 23, 2009 between Rio Vista Penny LLC and TCW Asset Management Company.

31.1	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

31.2	Certification Pursuant to Rule 13a — 14(a) / 15d — 14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes —Oxley Act of 2002.
All of the Exhibits are available from the SEC’s website at www.sec.gov. In addition, Penn Octane will furnish a copy of any Exhibit upon payment of a fee (based on the estimated actual cost which shall be determined at the time of a request) together with a request addressed to Ian T. Bothwell, Penn Octane Corporation, 77-530 Enfield Lane, Bldg. D, Palm Desert, California 92211.